Form 10QSB
period 1996-06-30
ST JOSEPH CAPITAL CORP
filed 1996-10-28
CIK 1015856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


         [x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the Quarterly Period ended June 30, 1996

         [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from __________ to __________

                       Commission File Number:  333-6581

                         ST. JOSEPH CAPITAL CORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


             DELAWARE                                  35-1977746
----------------------------------      ---------------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)


                   2015 WESTERN AVENUE, SOUTH BEND, IN 46629
                   -----------------------------------------
                    (Address of principal executive offices)

                                 (219) 283-0773
                          ---------------------------
                          (Issuer's telephone number)

                                      N/A
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes      No  X *
    ---     ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

1,265,000 shares of common stock, $0.01 par value per share, were outstanding as of October 28, 1996.

         Transitional Small Business Disclosure Format (check one):
         Yes      No  X *
             ---     ---

____________________
* Issuer became subject to the periodic reporting requirements of the Securities Exchange Act of 1934 on September 4, 1996, the effective date of the Issuer's Form SB-2 Registration Statement.

                 NOTE REGARDING ST. JOSEPH CAPITAL CORPORATION

         St. Joseph Capital Corporation, a Delaware corporation (the "Company"), was formed in connection with the formation of St. Joseph Capital Bank, an Indiana chartered bank in organization (the "Bank"). The Company's Registration Statement on Form SB-2 with respect to the initial public offering ("IPO") of the Company's common stock was declared effective by the Securities and Exchange Commission on September 4, 1996. The Company did not issue any common stock until the IPO closed on September 9, 1996, except for 100 shares issued to the President of the Company as organizational shares, which shares were repurchased concurrently with the IPO. In the IPO the Company issued 1,265,000 shares of its common stock, which is the amount currently outstanding. The Company has not conducted any business other than the consummation of the IPO and organizational activities in connection with the formation of the Bank. The Bank has not opened as of the date of this report and has conducted no business as of the date of this report.

         Accordingly, on June 30, 1996, the Company had been formed, but had not yet issued any stock, other than the organizational shares, and was not conducting any business. As a result, the information called for by the Quarterly Report on Form 10-QSB is inapplicable to the Company for the quarter ended June 30, 1996.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ST. JOSEPH CAPITAL CORPORATION
                                           (Registrant)



Date:  October 28, 1996                    \s\ John W. Rosenthal
                                           -------------------------
                                               John W. Rosenthal
                                               President



Date:  October 28, 1996                    \s\ Edward R. Pooley
                                           ----------------------------
                                               Edward R. Pooley
                                               Principal Financial Officer