Form 10QSB
period 1996-09-30
ST JOSEPH CAPITAL CORP
filed 1996-11-13
CIK 1015856

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark One)



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the quarterly period ended September 30, 1996, or

[  ]  Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.

      For the transition period from ________ to _________.

      Commission File Number 333-6581



                        St. Joseph Capital Corporation
           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 Delaware                              35-1977746
----------------------------------------------     ----------------------
(State or other jurisdiction of incorporation)        (I.R.S. Employer
                                                   Identification Number)

             2015 Western Avenue
             South Bend, Indiana                           46629
----------------------------------------------     ----------------------
    (Address of principal executive office)              (ZIP code)


Registrant's telephone number, including area code:  (219) 283-0773
                                                    ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

There were 1,265,000 shares of registrant's Common Stock, $.01 par value, outstanding at September 30, 1996.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

Issuer became subject to the periodic reporting requirements of the Securities Exchange Act of 1934 on September 4, 1996, the effective date of the issuer's Form SB-2 Registration Statement.

                         ST. JOSEPH CAPITAL CORPORATION

                                     Index


                                                                                 Page
                                                                                Number
                                                                                ------
PART I.   Consolidated Financial Statements

          Item l. Consolidated Financial Statements of St. Joseph Capital
                  Corporation

                  Consolidated Balance Sheets, September 30, 1996
                   and May 31, 1996 .............................................   1

                  Consolidated Statements of Operations, Three Months
                   Ended September 30, 1996 and for the period from
                   February 29, 1996 (date of inception) to September 30, 1996 ..   2

                  Consolidated Statements of Changes in Stockholders'
                   Equity, Three Months Ended September 30, 1996 and
                   for the period from February 29, 1996 (date of inception)
                   to September 30, 1996 ........................................   3

                  Consolidated Statements of Cash Flow, for the period
                   from February 29, 1996 (date of inception)
                   to September 30, 1996 ........................................   4

                  Notes to Consolidated Financial Statements ....................   5-6


          Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ..........................   7-9


PART II.  Other Information


SIGNATURES

                         ST. JOSEPH CAPITAL CORPORATION
                                 BALANCE SHEETS
                                  (Unaudited)

-------------------------------------------------------------------------------


                                                                     September 30,   May 31,
                                                                         1996         1996
                                                                     -------------  ---------
ASSETS
   Cash and due from banks                                           $      12,986  $  42,504
   Interest bearing deposits in banks                                    1,505,720    201,538
   Federal funds sold                                                      500,000          -
                                                                     -------------  ---------
       Total cash and cash equivalents                                   2,018,706    244,042
   Securities available for sale                                        10,026,198          -
   Premises and equipment, net                                              14,115      2,322
   Other assets                                                             22,482          -
                                                                     -------------  ---------

       Total assets                                                  $  12,081,501  $ 246,364
                                                                     =============  =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
   Accounts payable and other liabilities                            $      85,140  $  76,704
   Loans payable                                                                 -    275,000
   Accrued interest payable                                                      -      3,086
                                                                     -------------  ---------
       Total liabilities                                                    85,140    354,790

Stockholders' equity (deficit)
   Preferred stock, $.01 par value, 100,000 authorized;
    -0- shares issued and outstanding                                            -          -
   Common stock, $.01 par value, 1,500,000 shares authorized;
    issued and outstanding:  September 30, 1996 - 1,265,000 shares;
    May 31, 1996 - 100 shares                                               12,650          1
   Additional paid-in capital                                           12,138,347        999
   Retained deficit                                                       (154,835)  (109,426)
   Unrealized appreciation on securities available for sale,
    net of tax                                                                 199          -
                                                                     -------------  ---------
       Total stockholders' equity (deficit)                             11,996,361   (108,426)
                                                                     -------------  ---------

       Total liabilities and stockholders' equity (deficit)          $  12,081,501  $ 246,364
                                                                     =============  =========



-------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                         ST. JOSEPH CAPITAL CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

------------------------------------------------------------------------------


                                                        Period From
                                                     February 29, 1996
                                     Three Months   (date of inception)
                                         Ended            through
                                     September 30,     September 30,
                                         1996              1996
                                     -------------  -------------------
Interest
   Interest income                   $      36,021  $            38,168


Expenses

   Salary and benefits expense              75,051              121,482
   Interest expense                          7,656                7,656
   Professional fees                        25,999               38,868
   Other expenses                           14,204               24,997
                                     -------------   ------------------
                                           122,910              193,003
                                     -------------   ------------------


Net loss                              $    (86,889)  $         (154,835)
                                      ============   ===================






------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                         ST. JOSEPH CAPITAL CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)


--------------------------------------------------------------------------------

                                                                       Period From
                                                                    February 29, 1996
                                                                   (date of inception)
                                               Three Months Ended        through
                                               September 30, 1996  September 30, 1996
                                               ------------------  -------------------

Balance, beginning of period                   $          (66,946) $                 -

Proceeds from issuance of common stock
 for initial capitalization                                     -                1,000

Proceeds from the sale of 1,265,000 shares of
 common stock, net of stock offering costs             12,150,997           12,150,997

Redemption of common stock from
 initial capitalization                                    (1,000)              (1,000)

Change in unrealized appreciation on
 securities available for sale, net of tax                    199                  199

Net loss                                                  (86,889)            (154,835)
                                               ------------------  -------------------


Balance at end of period                       $       11,996,361  $        11,996,361
                                               ==================  ===================





--------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                         ST. JOSEPH CAPITAL CORPORATION
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

-------------------------------------------------------------------------------


                                                                            Period from
                                                                         February 29, 1996
                                                                        (date of inception)
                                                                              through
                                                                        September 30, 1996
                                                                        -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                             $          (154,835)
   Adjustments to reconcile net loss to net cash
    from operating activities
       Depreciation                                                                   1,088
       Discount accretion                                                           (29,772)
       Increase in other assets                                                     (22,482)
       Increase in accounts payable                                                  85,056
                                                                        -------------------
          Net cash from operating activities                                       (120,945)
                                                                        -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of securities available for sale                                     (9,996,143)
   Fixed asset expenditures                                                         (15,203)
                                                                        -------------------
       Net cash from investing activities                                       (10,011,346)
                                                                        -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock, net of stock offering costs           12,150,997
   Proceeds from loans                                                              275,000
   Repayment of loans                                                              (275,000)
                                                                        -------------------
       Net cash from financing activities                                        12,150,997
                                                                        -------------------

Net increase in cash and cash equivalents                                         2,018,706

Cash and cash equivalents at beginning of period                                          -
                                                                        -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $         2,018,706
                                                                        ===================



-------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                         ST. JOSEPH CAPITAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the balance sheets of St. Joseph Capital Corporation (the "Company") as of September 30, 1996 and May 31, 1996 and the statements of operations and changes in stockholders' equity for the three months ended September 30, 1996 and for the period from February 29, 1996 (date of inception) through September 30, 1996 and cash flows for the period from February 29, 1996 (date of inception) through September 30, 1996. The income reported for the periods presented is not necessarily indicative of the results to be expected for the full year. The balance sheet as of May 31, 1996 is presented as this balance sheet was audited and included in the Registration Statement on Form SB-2 related to the stock offering discussed below.


NOTE 2 - ORGANIZATION

The Company was incorporated under the laws of the state of Delaware on February 29, 1996 with an initial capitalization of $1,000. The Company's activities to date have been limited to the organization of St. Joseph Capital Bank, Mishawaka, Indiana (the "Bank", which is in formation), as well as preparation for and completion of a $12,650,000 common stock offering (the "Offering"). The Company sold 1,265,000 shares of common stock at a price of $10 per share in the offering resulting in net proceeds of $12,150,997. A substantial portion of the proceeds of the offering will be used by the Company to provide the initial capitalization of the Bank, which is anticipated to commence operations in the first quarter of 1997.


NOTE 3 - SECURITIES AVAILABLE FOR SALE

Securities available for sale consists of the following as of September 30, 1996:


                     Issuer                  Fair Value       Maturity
                     ------                  ----------       --------

     Farm Credit Bank                         $4,012,200  December 3, 1996
     Federal Home Loan Bank                    3,006,307  March 10, 1997
     Federal Home Loan Mortgage Corporation    3,007,691  October 10, 1996
                                             -----------

        Total                                $10,026,198
                                             ===========




-------------------------------------------------------------------------------

                                  (Continued)

                         ST. JOSEPH CAPITAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


-------------------------------------------------------------------------------


NOTE 4 - COMMITMENTS AND CONTINGENCIES

-------------------------------------------------------------------------------
The Company has committed to lease a building for its main office location.
The lease has a term of five years with the option for one five year extension. In addition, the lease agreement allows the Company to purchase the building for $800,000 at any time during the term of the lease. The aggregate annual lease payments are $67,500 for the first year of the lease and increase by $9,500 in each succeeding year during the initial five year term.

The Company has entered into a five year contract with Fiserve Inc. to provide data processing services for the Bank.

The Company has signed a purchase agreement for an imaging system at a cost of approximately $300,000.



-------------------------------------------------------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

GENERAL
-------

St. Joseph Capital Corporation (the "Company") was formed in February 1996 under the laws of the State of Delaware for the purpose of becoming the bank holding company for St. Joseph Capital Bank, Mishawaka, Indiana (the "Bank", which is formation). The Bank is organized as an Indiana-chartered commercial bank with depository accounts to be insured by the Federal Deposit Insurance Cooperation.

The Company recently completed an initial stock offering during which 1,265,000 shares of the Company's common stock were sold at $10 per share resulting in net proceeds of $12.2 million. The Company intends to use a substantial portion of the proceeds from the stock offering to provide the initial capitalization of the Bank.

The Bank received regulatory approval to operate as a bank from the Indiana Department of Financial Institutions on August 8, 1996, and received its preliminary certificate of insurance from the Federal Deposit Insurance Corporation on September 5, 1996. It is anticipated that the Bank will commence operations during the first quarter of 1997 with initial capitalization being provided by the Company. The Bank intends to offer a full range of commercial and consumer banking services primarily within a fifteen mile radius of Mishawaka, Indiana.

The Company received approval from the Board of Governors of the Federal Reserve System to operate as a Bank Holding Company on September 4, 1996.

FINANCIAL CONDITION
-------------------

As of September 30, 1996, the Company had total assets of $12.1 million. The Company's assets consist primarily of investment securities totaling $10.0 million and interest bearing deposits and fed funds totaling $2.0 million. The funding of the Company's assets came from the initial common stock offering which generated proceeds of $12.2 million. The proceeds of the stock offering have been invested in short-term interest earning assets pending utilization of the proceeds to fund the capitalization of the Bank in early 1997. The Company has total shareholders' equity of $12.0 million as of September 30, 1996.

The Company had a net loss of $87,000 for the three months ended September 30, 1996 and a net loss of $155,000 for the period from February 29, 1996 (date of inception) through September 30, 1996. The losses are primarily the result of salaries, professional fees and miscellaneous expenses associated with the regulatory application process as well as preparation for commencement of the activities of the bank.

--------------------------------------------------------------------------------

Because the Company is a start-up venture, it is anticipated that the Company's net losses will continue to increase for some period in the future.

COMMITMENTS
-----------
As the Company prepares for the commencement of activities of the Bank, the following commitments have been entered into:

     - The Company has committed to lease a building for its main office location for an initial lease term of five years. The annual lease payments are $67,500 in year one and increase $9,500 each year. The Company can purchase the building for $800,000 at any time during the term of the lease.

     - The Company has entered into a five year contract with Fiserve Inc. to provide data processing services for the Bank.

     - The Company has signed a purchase agreement for an imaging system at a cost of approximately $300,000.

RECENT REGULATORY DEVELOPMENTS
------------------------------

     On September 30, 1996, President Clinton signed into law the "Economic Growth and Regulatory Paperwork Reduction Act of 1996" (the "Regulatory Reduction Act"). Subtitle G of the Regulatory Reduction Act consists of the "Deposit Insurance Funds Act of 1996" (the "DIFA"). The DIFA provides for a one-time special assessment on each depository institution holding deposits subject to assessment by the FDIC for the Savings Association Insurance Fund (the "SAIF") in an amount which, in the aggregate, will increase the designated reserve ratio of the SAIF (i.e., the ratio of the insurance reserves of the SAIF to total SAIF-insured deposits) to 1.25% on October 1, 1996. Subject to certain exceptions, the special assessment is payable in full on November 27, 1996. The Bank holds no SAIF-assessable deposits and, therefore, is not subject to the special assessment.

     Prior to the enactment of the DIFA, a substantial amount of the SAIF assessment revenue was used to pay the interest due on bonds issued by the FICO, the entity created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. Pursuant to the DIFA, the interest due on outstanding FICO bonds will be covered by assessments against both SAIF and BIF member institutions beginning January 1, 1997. Between January 1, 1997 and December 31, 1999, FICO assessments against BIF-member institutions, such as the Bank, cannot exceed 20% of the FICO assessments charged SAIF-member institutions. From January 1, 2000 until the FICO bonds mature in 2019, FICO assessments will be shared by all FDIC-insured institutions on a pro rata basis. The FDIC estimates that the FICO assessments for the period January 1, 1997 through December 31, 1999 will be approximately 0.013% of deposits for BIF members versus approximately 0.064% of deposits for SAIF members, and will be less than 0.025% of deposits thereafter.

     The DIFA also provides for a merger of the BIF and the SAIF on January 1, 1999, provided there are no state or federally chartered, FDIC-insured savings associations existing on that date. To facilitate the merger of the BIF and the SAIF, the DIFA directs the Treasury Department to conduct a study on the development of a common charter and to submit a report, along with appropriate legislative recommendations, to the Congress by march 31, 1997.

     In addition to the DIFA, the Regulatory Reduction Act includes a number of statutory changes designed to eliminate duplicative, redundant or unnecessary regulatory requirements. Among other things, the Regulatory Reduction Act establishes streamlined notice procedures for the commencement of new nonbanking activities by bank holding companies, establishes time frames within which the FDIC must act on applications by state banks to engage in activities which, although permitted for the state bank under applicable state law, are not permissible activities for national banks, and excludes ATM closures and certain branch office relocations from the prior notice requirements applicable to branch closings. The Regulatory Reduction Act also clarifies the liability of a financial institution, when acting as a lender or in a fiduciary capacity, under the federal environmental clean-up laws. Although the full impact of the Regulatory Reduction Act on the operations of the Company and the Bank cannot be determined at this time, management believes that the legislation will reduce compliance costs to some extent and allow the Company and the Bank somewhat greater operating flexibility.

                                                                             9.

                          PART II - OTHER INFORMATION




          Item 1.  Legal Proceedings
                   -----------------

                   The Company is not party to any legal proceedings.


          Item 2.  Changes in Securities
                   ---------------------

                   Not Applicable.


          Item 3.  Defaults Upon Senior Securities
                   -------------------------------

                   Not applicable.


          Item 4.  Submission of Matters to a Vote of Security Holders
                   ---------------------------------------------------

                   Not applicable.


          Item 5.  Other Information
                   -----------------

                   Not applicable.


          Item 6.  Exhibits and Reports on Form 8-K
                   --------------------------------


                   (a) Exhibits
                       (27) Financial Data Schedule

                   (b) Reports on Form 8-K
                       None

                                   Signatures


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               St. Joseph Capital Corporation



Date:  November 9, 1996        -------------------------------------

                               John W. Rosenthal
                               Chairman of the Board and Chief Executive Officer



Date:  November 9, 1996        -------------------------------------

                               Edward R. Pooley
                               Senior Vice President and Chief Financial Officer