Form 10KSB
period 1996-12-31
ST JOSEPH CAPITAL CORP
filed 1997-03-28
CIK 1015856

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-KSB

(Mark One)


[ x ]  Annual report under Section 13 or 15(d) of the Securities Exchange Act
       of 1934 (Fee required) For the fiscal year ended   December 31, 1996
                                                         ---------------------
[   ]  Transition report under Section 13 or 15(d) of the Securities
       Exchange Act of 1934 (No fee required)  For the transition period
       from                    to
           --------------------  -----------------
       Commission file number  333-06581
                               ---------



                         ST. JOSEPH CAPITAL CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


               Delaware                                                                   35-1977746
----------------------------------------------                                   -----------------------------------
(State or Other Jurisdiction of Incorporation or Organization)                   (I.R.S. Employer Identification No.)

4101 Edison Lakes Parkway, Mishawaka, Indiana                                                   46545
-----------------------------------------------                                   ------------------------------------
      (Address of Principal Executive Offices)                                                (Zip Code)


                                (219) 273-9700
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:
                                     None.

         Securities registered under Section 12(g) of the Exchange Act:
                                     None.

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes [ x ]  No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The Issuer's revenues for its most recent fiscal year were $ 197,057.

The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 7, 1997 was approximately $ 14,238,855. As of said date, the Issuer had 1,265,676 shares of Common Stock issued and outstanding.

                      Documents incorporated by reference:
          Part II of Form 10-KSB - 1996 Annual Report to Stockholders.
Part III of Form 10-KSB - Proxy statement for annual meeting of stockholders to be held in April, 1997.

          Transitional Small Business Disclosure Format (check one):
          Yes [   ]  No [ x ]

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     The Company, a Delaware corporation organized in February, 1996, is a bank holding company which owns all of the capital stock of the St. Joseph Capital Bank, an Indiana state bank located in Mishawaka, Indiana (the "Bank"). The Bank commenced business on February 13, 1997. From the date of the Company's inception through December 31, 1996, the Company and the Bank conducted no business other than matters incidental to their organization and opening for business. On September 4, 1996, the Company commenced an initial public offering of 1,265,000 shares of its Common Stock pursuant to a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission ("SEC") on June 21, 1996, as amended. Although not currently required to file reports with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company intends to continue filing the reports specified by the Exchange Act. The Company currently maintains its offices at 4101 Edison Lakes Parkway, Mishawaka, Indiana, 46545. The Company's telephone number is (219) 273-9700.

BUSINESS STRATEGY

     The Bank concentrates on the financial services needs of individuals and local businesses. A cornerstone of the Bank's business strategy is to emphasize the Bank's local management and its commitment to the Bank's market area. The Bank also expects to establish a high standard of quality in each service it provides, and the employees of the Bank are expected to emphasize service in their dealings with clients. Management believes that the use of state-of-the-art technology will permit each employee to devote more time and attention to personal service, respond more quickly to a client's requests and deliver services in the most timely manner possible.

     The Company's goal is to create a "client-driven" organization focused on providing high value to clients by promptly delivering products and services matched directly to their needs. The Company expects to gain market share by developing strong ties to its community. In this regard, most of the Company's directors currently hold, and have held in the past, leadership positions in a number of community organizations, and intend to continue this active involvement in future years. Other members of the management team will also be encouraged to volunteer for such positions. Additionally, employees are expected to be active in the civic, charitable and social organizations located in the Michiana area.

     The Bank offers a broad range of deposit services, including checking accounts, money market accounts, savings accounts and time deposits of various types, as well as a full range of short to intermediate term personal and commercial loans. The Bank makes personal loans directly to individuals for various purposes, including purchases of automobiles, mobile homes, boats and other recreational vehicles, home improvements, education and personal investments. The Bank makes residential mortgage loans and substantially all of such loans are retained by the Bank and consist of balloon payment and adjustable rate mortgages. The Bank also offers other services, including credit cards, cashiers checks, traveler's checks and automated teller access.

     The Bank's initial legal lending limit is $1,500,000. The Board of Directors has established an "in-house" limit of $ 1,250,000. The Board may from time to time raise or lower the "in-house" limit as it deems appropriate to comply with safe and sound banking practices and respond to overall economic conditions.

     The Bank's market area is competitive. There are currently thirteen banks with multiple offices in the 15 mile radius surrounding the Bank's location. There are also five savings associations doing business in the area and numerous credit unions. The Bank also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services. Most of the Bank's competitors have been in business for many years, have established customer bases, are substantially larger, have substantially larger lending limits than the Bank and can offer certain services, including multiple branches and international banking services, that the Bank will be able to offer only through correspondent banks, if at all. In addition, most of these entities have greater capital resources than the Bank, which among other things, may allow them to price their services at levels more favorable to clients and to provide larger credit facilities than could the Bank. The Company believes that the Bank's legal lending limit of approximately $1,500,000 is adequate to satisfy the credit needs of most of its clients.

EMPLOYEES

     The Bank has 12 full-time employees. The Company believes that none of its employees are covered by a collective bargaining agreement with the Company or the Bank. The Company considers its employee relations to be excellent.

SUPERVISION AND REGULATION

GENERAL

     Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the Indiana Department of Financial Institutions (the "DFI") the Board of Governors of the Federal Reserve System (the "FRB"), the Federal Deposit Insurance Corporation (the "FDIC"), the Internal Revenue Service and state taxing authorities and the SEC. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

     Federal and state laws and regulations generally applicable to financial institutions, such as the Company and the Bank, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

     The following references to material statutes and regulations affecting the Company and the Bank are brief summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and the Bank.

RECENT REGULATORY DEVELOPMENTS

     On September 30, 1996, President Clinton signed into law the "Economic Growth and Regulatory Paperwork Reduction Act of 1996" (the "Regulatory Reduction Act"). Subtitle G of the Regulatory Reduction Act consists of the "Deposit Insurance Funds Act of 1996" (the "DIFA"). The DIFA provides for a one-time special assessment on each depository institution holding deposits subject to assessment by the FDIC for the Savings Association Insurance Fund (the "SAIF") in an amount which, in the aggregate, will increase the designated reserve ratio of the SAIF (i.e., the ratio of the insurance reserves of the SAIF to total SAIF-insured deposits) to 1.25% on October 1, 1996. Subject to certain exceptions, the special assessment was payable in full on November 27, 1996. The Bank holds no SAIF-assessable deposits and, therefore, was not subject to the special assessment.

     Prior to the enactment of the DIFA, a substantial amount of the SAIF assessment revenue was used to pay the interest due on bonds issued by the Financing Corporation (the "FICO"), the entity created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation (the "FSLIC"), the SAIF's predecessor insurance fund. Pursuant to the DIFA, the interest due on outstanding FICO bonds will be covered by assessments against both SAIF and Bank Insurance Fund ("BIF") member institutions beginning January 1, 1997. Between January 1, 1997 and December 31, 1999, FICO assessments against BIF-member institutions cannot exceed 20% of the FICO assessments charged SAIF-member institutions. From January 1, 2000 until the FICO bonds mature in 2019, FICO assessments will be shared by all FDIC-insured institutions on a pro rata basis. The FDIC estimates that the FICO assessments for the period January 1, 1997 through December 31, 1999 will be approximately 0.013% of deposits for BIF members versus approximately 0.064% of deposits for SAIF members, and will be less than 0.025% of deposits thereafter.

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

     In addition to the DIFA, the Regulatory Reduction Act includes a number of statutory changes designed to eliminate duplicative, redundant or unnecessary regulatory requirements. Among other things, the Regulatory Reduction Act establishes streamlined notice procedures for the commencement of new nonbanking activities by bank holding companies, establishes time frames within which the FDIC must act on applications by state banks to engage in activities which, although permitted for state banks under applicable state law, are not permissible activities for national banks, and excludes ATM closures and certain branch office relocations from the requirements applicable to branch closings. The Regulatory Reduction Act also clarifies the liability of a financial institution, when acting as a lender or in a fiduciary capacity, under the federal environmental laws. Although the full impact of the Regulatory Reduction Act on the operations of the Company and the Bank cannot be determined at this time, management believes that the legislation may reduce compliance costs to some extent and allow the Company and the Bank somewhat greater operating flexibility

THE COMPANY

     GENERAL. The Company, as the sole stockholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the FRB under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with FRB policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. Under the BHCA, the Company is subject to periodic examination by the FRB and is required to file with the FRB periodic reports of its operations and such additional information as the FRB may require. The Company is also subject to regulations by the DFI under Indiana law.

     INVESTMENTS AND ACTIVITIES. Under the BHCA, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the FRB may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the FRB is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located or which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

     The BHCA also prohibits, with certain exceptions noted below, the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries, except that bank holding companies may engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the FRB, the Company and its non-bank subsidiaries are permitted to engage in, among other activities, such banking-related businesses as the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau, including software development, and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.

     Federal legislation also prohibits acquisition of "control" of a bank or bank holding company, such as the Company, without prior notice to certain federal bank regulators. "Control" is defined in certain cases as acquisition of 10% of the outstanding shares of a bank or bank holding company.

     CAPITAL REQUIREMENTS.   Bank holding companies are required to maintain
minimum levels of capital in accordance with FRB capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

     The FRB's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships) and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

     The risk-based and leverage standards described above are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

     Under the FRB's guidelines, the capital standards described above generally apply on a consolidated basis to bank holding companies that have more than $150 million in total consolidated assets and on a bank-only basis to bank holding companies that, like the Company, have less than $150 million in total consolidated assets.

     DIVIDENDS. The FRB has issued a policy statement with regard to the payment of cash dividends by bank holding companies. In the policy statement, the FRB expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weakened the bank holding company's financial health, such as by borrowing. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition to the restrictions on dividends that may be imposed by the FRB, the Delaware General Corporation Law would allow the Company to pay dividends only out of its surplus, or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

     FEDERAL SECURITIES REGULATION. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended. Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. Although not currently required to file reports with the SEC under the Exchange Act, the Company intends to continue filing such reports.

THE BANK

     GENERAL. The Bank is an Indiana-chartered bank, the deposit accounts of which are insured by the BIF of the FDIC. As a BIF-insured, Indiana-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFI, as the chartering authority for Indiana banks, and the FDIC, as administrator of the BIF.

     DEPOSIT INSURANCE. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

     FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the FICO, the entity created to finance the recapitalization of the FSLIC, the SAIF's predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, SAIF members and BIF members will be subject to assessments to cover the interest payment on outstanding FICO obligations. Such FICO assessments will be in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. It is estimated that SAIF members will pay FICO assessments equal to 0.064% of deposits while BIF members will pay FICO assessments equal to 0.013% of deposits. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits.

     CAPITAL REQUIREMENTS. The FDIC has established the following minimum capital standards for state-chartered insured non-member banks, such as the
Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the FRB's capital guidelines for bank holding companies (see "--The Company--Capital Requirements").

     The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the FDIC provide that additional capital may be required to take adequate account of interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

     Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

     DIVIDENDS. Under Indiana Law, the Bank will be prohibited from paying dividends in an amount greater than its undivided profits. The Bank will, however, be required to obtain the approval of DFI for the payment of any dividend if the aggregate amount of all dividends paid by the Bank during any calendar year, including the proposed dividend, would exceed the sum of: (i) the total net profits of the Bank for that year; and (ii) the retained net profits of the Bank for the previous two years. Indiana law defines, "net profits" to mean the sum of all earnings from current operations plus actual recoveries on loans, investments and other assets, less the sum of all current operating expenses, actual losses, accrued dividends on preferred stock, if any and all federal, state and local taxes.

     The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends if the FDIC determines such payment would constitute an unsafe or unsound practice.

     INSIDER TRANSACTIONS. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

     SAFETY AND SOUNDNESS STANDARDS. The FDIC has adopted guidelines which establish operational and managerial standards to promote the safety and soundness of state non-member banks. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the FDIC may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the FDIC expects to require a compliance plan from an institution whose failure to meet one or more of the guidelines is of such severity that it could threaten the safety and soundness of the institution. Failure to submit an acceptable plan, or failure to comply with a plan that has been accepted by the FDIC, would constitute grounds for further enforcement action.

     BRANCHING AUTHORITY. Indiana banks, such as the Bank, have the authority under Indiana law to establish branches anywhere in the State of Indiana, subject to receipt of all required regulatory approvals.

     Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal
Act by enacting appropriate legislation prior to June 1, 1997.   The State of
Indiana has enacted legislation authorizing interstate branching (the "Indiana Branching Law") which allows Indiana banks to branch interstate by merger or de novo expansion and allows out-of-state banks meeting certain requirements to branch into Indian by merger or de novo expansion. The Indiana Branching Law became effective March 15, 1996, but contains the limitation that prior to June 1, 1997, interstate mergers and de novo branches are not permitted to an out-of-state bank unless the laws of its home state permit Indiana banks to merge or establish de novo branches in such state on a reciprocal basis.

     STATE BANK ACTIVITIES. Under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

     FEDERAL RESERVE SYSTEM. Federal Reserve Board regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and with regular checking accounts), as follows: for accounts aggregating $49.3 million or less, the reserve requirement is 3% of aggregate transaction accounts; and for accounts aggregating in excess of $49.3 million, the reserve requirement is $1.6 million plus 10% of the aggregate amount of total transaction accounts in excess of $52.0 million. The first $4.4 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve Board. The Bank is in compliance with the foregoing requirements.


ITEM 2.  PROPERTIES

     The Company leases premises for the Bank's main office at 3820 Edison Lakes Parkway, Mishawaka, Indiana, which also serve as the Company's corporate headquarters. The premises consist of a 9,600 square foot, two-story brick building constructed in 1988 with parking for approximately 57 vehicles. Until such time as the Bank needs the space, the Company may sublet approximately 1,200 square feet of the second floor if a suitable tenant is located, although none has yet been identified. The building is located on a major thoroughfare in Mishawaka, approximately 2 miles south of Interstate 80 and near the city's population center.

     The lease for the building has a primary term of five years with an option for one five-year extension, and permits the Company, the Bank or an affiliate of either to purchase the property for $800,000 at any time during the term of the lease. Under the lease, the aggregate annual lease payment is $67,500 for the first year of the lease and increases by 14,500 in the second year of the lease and by $9,500 in each succeeding year during the initial five year term. It also increases by 5% per year over and above the rental payment due in year five in each year of the five year option period, if exercised.

     The Bank has four interior teller stations and a night depository facility. The Company believes the facility will be adequate to meet the needs of the Company and the Bank for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not aware of any legal proceedings against it or the Bank.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1996.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock was held by approximately 70 holders of record as of March 15, 1997, and is quoted on the OTC Bulletin Board under the symbol "SJOE." To date there has been no regular and liquid market for the common stock, and there can be no assurance that a regular and liquid trading market will develop in the foreseeable future.

     The following table shows, for the periods indicated, the range of prices per share of transactions in the Company's common stock as quoted on the OTC Bulletin Board. Certain other private transactions may have occurred during the periods indicated of which the Company has no knowledge. The following prices represent inter-dealer prices without retail markups, markdowns or commissions.


     Quarter ending:     Price/Share
     ------------------  ----------------
     March 31, 1996        N/A
     June 30, 1996         N/A
     September 31, 1996  $10.00*
     December 31, 1996   $10.625 - $10.75


     *Represents initial public offering price on September 4, 1996.

     No cash or other dividends were declared or paid during the fiscal year
ended December 31, 1996.   The Company expects that all Company and Bank
earnings, if any, will be retained to finance the growth of the Company and the Bank and that no cash dividends will be paid for the foreseeable future. If and when dividends are declared, the Company will probably be largely dependent upon dividends paid by the Bank for funds to pay dividends on the Common Stock. It is also possible, however, that the Company will pay dividends in the future generated from investment income and other activities of the Company.

     Under Indiana law, the Bank will be restricted as to the maximum amount of dividends it may pay on its Common Stock. The Indiana Act provides that an Indiana bank may not pay dividends in an amount greater than its undivided profits or if the payment of dividends would impair such bank's capital. Moreover, the approval of the DFI is required for the payment of any dividend if the aggregate amount of all dividends paid by the Bank during such calendar year, including the proposed dividend, would exceed the sum of (i) the total net profits (as defined in the Indiana Act) of the Bank for that year; and (ii) the retained net profits of the Bank for the previous two years. The DFI and the FDIC are also authorized under certain circumstances to prohibit the payment of dividends by the Bank. In the case of the Company, the Delaware General Corporation Law would allow the Company to pay dividends only out of its surplus, or if none, out of the current and/or the past fiscal year's net profits. Further restrictions on dividends may also be imposed by the Federal Reserve Board.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information on pages 6 - 16 of the Company's 1996 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated by reference.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and related notes from the 1996 Annual Report to Stockholders are incorporated by reference:

                                                            Annual Report
                                                               Page No.
                                                            -------------

  Consolidated Balance Sheet                                      9
  Consolidated Statements of Income                              10
  Consolidated Statements of Cash Flows                          12
  Consolidated Statements of Changes in Stockholders' Equity     11
  Notes to Consolidated Financial Statements                   13 - 16
  Independent Auditors' Report                                    8


ITEM 8.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     A. Directors. The information on pages 2-3 of the 1996 proxy statement under the caption "Election of Directors" is incorporated by reference.

     B. Executive Officers. The Company's executive officers who are not also directors are as follows:

     EDWARD R. POOLEY, Senior Vice President and Chief Financial Officer of the Company and Senior Vice President and Cashier of the Bank, served since 1991 as Cashier and Chief Operations Officer of Metamora State Bank and Treasurer of Metamora Bancorp, Inc., located in Metamora, Ohio, until joining the Company.

     There are no arrangements or understandings between any of the executive officers or any other persons pursuant to which any of the executive officers have been selected for their respective positions.


ITEM 10.  EXECUTIVE COMPENSATION

     The information on pages 4-5 of the 1997 Proxy Statement under the caption "Executive Compensation" is incorporated by reference.


ITEM. 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

     The information on pages 5-6 of the 1997 Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners" is incorporated by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND TRANSACTIONS

     The information on page 4 of the 1997 Proxy Statement under the caption "Transactions with Management" is incorporated by reference.


                                    PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K


(a)(1)  Index to Financial Statements

        See page 10.

(a)(2)  Financial Statement Schedules

        None required

(a)(3)  Schedule of Exhibits

        The Exhibit Index which immediately follows the signature pages to this Form 10-KSB is incorporated by reference.

(b)     Reports on Form 8-K

        The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1996.

(c)     Exhibits

        The Exhibit Index to this Form 10-KSB is incorporated by reference.

        The exhibits required to be filed with this Form 10-KSB are included with this Form 10-KSB and are located immediately following the
        Exhibit Index to this Form 10-KSB.

(d)     Financial Data Schedule

        Exhibit 27.1

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 1997.


                                         ST. JOSEPH CAPITAL CORPORATION



                                          By: /s/ John W. Rosenthal
                                             ----------------------------
                                             John W. Rosenthal, Chief Executive
                                             Officer and and Chairman of the
                                             Board


                                          By: /s/ Edward R. Pooley
                                             ----------------------------
                                             Edward R. Pooley, Principal
                                             Financial Officer and
                                             Accounting Officer





     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities noted below and on March 13, 1997.




            Signature                     Title
            ---------                     -----

/s/ John W. Rosenthal                     President, Principal Executive
----------------------------------        Officer and Chairman of the
John W. Rosenthal                         Board

----------------------------------
Arthur J. Decio                           Director

/s/ David A. Eckrich
----------------------------------
David A. Eckrich                          Director

/s/ Jerry Hammes
----------------------------------
Jerry Hammes                              Director

----------------------------------
V. Robert Hepler                          Director

/s/Helen L. Krizman
----------------------------------
Helen L. Krizman                          Director

Scott C. Malpass
__________________________________
Scott C. Malpass                          Director

/s/ Jack Matthys
__________________________________
Jack Matthys                              Director

__________________________________
Arthur H. McElwee                         Director

/s/ Richard A. Rosenthal
__________________________________
Richard A. Rosenthal                      Director

/s/ Robert A. Sullivan
__________________________________
Robert A. Sullivan                        Director

                         ST. JOSEPH CAPITAL CORPORATION
                               INDEX TO EXHIBITS



                                                                                          SEQUENTIAL
EXHIBIT NO.  DESCRIPTION OF EXHIBITS                                                      PAGE NUMBER
-----------------------------------------------------------------------------------------------------

        3.1  Certificate of Incorporation, as amended, of St. Joseph Capital Corporation       *
        3.2  Bylaws of St. Joseph Capital Corporation                                          *
        4.1  Specimen Common Stock Certificate of St. Joseph Capital Corporation (See          *
             also Articles IV, VI, VII, VIII, XI and XII of Exhibit 3.1 and Articles
             III, IX, X, XI and XII of Exhibit 3.2)
       10.1  St. Joseph Capital Corporation 1996 Stock Incentive Plan                          *
       10.2  Stock Option Agreement between St. Joseph Capital Corporation and John W.         *
             Rosenthal, dated June 11, 1996
       10.3  Employment Agreement between St. Joseph Capital and John W. Rosenthal,            *
             dated March 18, 1996
       10.5  St. Joseph Capital Bank 401(k) Plan                                              **
       13.1  Annual Report to Security holders (furnished for the information of the          15
             Commission and not to be deemed "filed" as part of this Form 10-KSB)
       21.1  Subsidiaries of St. Joseph Capital Corporation                                    *
       27.1  Financial Data Schedule                                                           *
       99.1  Proxy Statement and form of proxy for 1997 Annual Meeting of Stockholders        34
             (except for sections incorporated by reference into this Form 10-KSB, the proxy materials shall not be deemed to be "filed" with the Commission)

* Incorporated by reference from the Registration Statement on Form SB-2 filed by the Company on June 21, 1996 (SEC File No. 333-06581), as amended.

** Incorporated by reference from the Registration Statement on Form S-8 filed by the Company on October 29, 1996 (SEC File No. 333-14999).