Form 10QSB
period 1997-03-31
ST JOSEPH CAPITAL CORP
filed 1997-05-15
CIK 1015856

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB



          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period ended March 31, 1997

          O    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from __________ to __________


                       Commission File Number:  333-6581

                         ST. JOSEPH CAPITAL CORPORATION
     ---------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          DELAWARE                                      35-1977746
----------------------------            ---------------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)

                 4101 EDISON LAKES PARKWAY, MISHAWAKA, IN 46545
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (219) 273-9700
                        -------------------------------
                          (Issuer's telephone number)

                                      N/A
                        ------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.  Yes  X
                                                                            ---
No
   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

1,265,676 shares of common stock, $0.01 par value per share, were outstanding as of April 30, 1997.

     Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                     ---    ---

                               TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                     PART I                               ------

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


              Consolidated Condensed Balance Sheets,
                    March 31, 1997 and December 31, 1996                    3

              Consolidated Condensed Statements of Income,
                    Three Months Ended March 31, 1997 and 1996.             4

              Consolidated Statements of Changes in Stockholders' Equity,
                    Three Months Ended  March 31, 1997 and 1996.            5

              Consolidated Condensed Statements of Cash Flow,
                    Three Months Ended March 31, 1997 and 1996.             6

              Notes to Consolidated Financial Statements                    7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                              8-9


                                    PART II

ITEM 1.   LEGAL PROCEEDINGS

ITEM 2.   CHANGES IN SECURITIES

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES                                                                 S-1

                         ST. JOSEPH CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                MARCH 31,   DECEMBER 31,
ASSETS                                                            1997         1996
                                                                  ----         ----
       Cash and due from banks                                 $ 1,768,148  $     3,103
       Interest bearing deposits in banks                          500,000    1,307,009
       Federal Funds sold                                        7,975,000      100,000
                                                               ------------ -----------
              Total Cash and Cash Equivalents                   10,243,148    1,410,112

       Securities available for sale                             7,513,797   10,127,902
       Loans, net                                                2,844,178          --
       Bank premises and equipment, net                            468,884      274,720
       Other assets                                                130,708       28,671
                                                               ------------ -----------

              Total Assets                                     $21,200,715  $11,841,405
                                                               ===========  ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

       Deposits                                                $ 9,176,442  $       --
       Repurchase Agreements                                       285,281          --
       Other liabilities                                            95,782       48,519
                                                               ------------ -----------

              Total Liabilities                                  9,557,505       48,519

STOCKHOLDERS' EQUITY

       Common stock                                                 12,657       12,652
       Additional Paid in Capital                               12,108,075   12,103,000
       Retained deficit                                           (456,025)    (290,219)
       Unrealized losses on securities available for sale, net     (21,497)     (32,547)
                                                               ------------ -----------
              Total Stockholders' Equity                        11,643,210   11,792,886
                                                               ------------ -----------
              Total Liabilities and Stockholders'              $21,200,715  $11,841,405
                                                               ============ ===========

                         ST. JOSEPH CAPITAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                     PERIOD FROM
                                                                                  FEBRUARY 29, 1996
                                                                 THREE MONTHS    (DATE OF INCEPTION)
                                                                     ENDED             THROUGH
                                                                 MARCH 31, 1997     MARCH 31, 1996
                                                                 --------------     --------------
INTEREST INCOME:
      Loans, including fees                                      $  25,954             $     --
      Securities and other                                         145,230                   79
                                                                 ---------             --------
            Total Interest Income                                  171,184                   79

INTEREST EXPENSE:
      Deposits                                                      32,671                   --
      Repurchase Agreements                                            562                   --
                                                                 ---------             --------
            Total Interest Expense                                  33,233                   --

            Net Interest Income                                    137,951                   79

LESS: PROVISION FOR LOAN LOSSES                                     41,900                   --
                                                                 ---------             --------

            Net Interest Income after provision for loan losses     96,051                   79

OTHER INCOME:                                                       13,784                   --

OTHER EXPENSES:
      Salaries and employee benefits                               143,684                4,605
      Occupancy                                                     49,113                1,038
      Other                                                         82,844                  510
                                                                 ---------             --------
            Total Other Expense                                    275,641                6,153
                                                                 ---------             --------

Loss before Income Tax                                           $(165,806)            $ (6,074)

Income Tax Expense                                                      --                   --
                                                                 ---------             --------

Net Loss                                                         $(165,806)            $ (6,074)
                                                                 =========             ========
Net Loss per share                                                     (.13)                N/A


                         ST. JOSEPH CAPITAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                        PERIOD FROM
                                                                     FEBRUARY 29, 1996
                                                                    (DATE OF INCEPTION)
                                              THREE MONTHS ENDED          THROUGH
                                                MARCH 31, 1997         MARCH 31, 1996
                                                --------------         --------------
Balance, January 1                               $11,792,886               $    --

Proceeds from issuance of common stock
 for Employee 401k Plan                                5,080                    --

Proceeds from issuance of common stock                   --                   1,000

Change in unrealized appreciation on
 securities available for sale, net of tax            11,050                    --

Net loss                                            (165,806)                (6,074)
                                                 -----------            -----------

Balance at end of period                         $11,643,210               $ (5,074)
                                                 ===========            ===========

                         ST. JOSEPH CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                 Period from
                                               Three Months   February 29,1996
                                                   Ended     (date of inception)
                                               March 31, 1997   March 31, 1996
                                               --------------   --------------
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                       $  (165,806)    $   (6,074)
   Adjustments to reconcile net loss to net cash
    from operating activities
       Depreciation                                     11,235            --
       Provision for loan loss                          41,900            --
       Discount accretion, net                         (48,023)           --
       Increase in other assets                       (102,037)         (338)
       Increase in other liabilities                    47,263            --
                                                  ------------    ----------
          Net cash from operating activities          (215,468)       (6,412)
                                                  ------------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Loans originated, net of repayments              (2,886,078)           --
   Purchase of securities available for sale       (10,611,822)           --
   Maturities of securities available for sale      13,285,000            --
   Fixed asset expenditures                           (205,399)           --
                                                  ------------    ----------
      Net cash from investing activities              (418,299)           --
                                                  ------------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposit accounts                  9,176,442            --
   Net increase in repurchase agreements               285,281            --
   Proceeds from loans                                      --       175,000
   Proceeds from the issuance of common stock               --         1,000
   Proceeds from issuance of common stock for
    employee 401k Plan                                   5,080            --
                                                  ------------    ----------
      Net cash from financing activities             9,466,803       176,000
                                                  ------------    ----------

Net increase in cash and cash equivalents            8,833,036       169,588

Cash and cash equivalents at beginning of period     1,410,112            --
                                                  ------------    ----------

Cash and cash equivalents at end of period        $ 10,243,148    $  169,588
                                                  ============    ==========

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the balance sheets of St. Joseph Capital Corporation (the "Company") as of March 31, 1997 and December 31, 1996 and the statements of income, changes in stockholders' equity and cash flows for the period from January 1, 1997 through March 31, 1997 and February 29, 1996 (date of inception) through March 31, 1996. The income reported for the period presented is not necessarily indicative of the results to be expected for the full year.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of St. Joseph Capital Corporation ("the Company") and its wholly owned subsidiary, St. Joseph Capital Bank (the "Bank"). All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 3 -   INITIAL PUBLIC OFFERING

On September 10, 1996, the Company completed an initial common stock offering during which 1,265,000 shares of the Company's common stock were sold at $10 per share, resulting in gross proceeds of $12.65 million. Expenses associated with the initial public offering totaling $534,000 were netted against the gross proceeds and not recorded as expenses in the Company's statement of income. Thus, the net proceeds from the initial public offering were $12.1 million. The Company used approximately $10 million of the proceeds from the stock offering to provide the initial capitalization of the Bank in February 1997.

NOTE 4 - DEVELOPMENT STAGE

During 1996, the Company was a development stage company as its wholly owned subsidiary, the Bank, had not yet commenced its planned principal operations of banking.

The Bank received regulatory approval to operate as a bank from the Indiana Department of Financial Institutions on August 8, 1996, and received its certificate of insurance from the Federal Deposit Insurance Corporation on February 11, 1997. The Bank commenced operations on February 13, 1997. The Bank offers a full range of commercial and consumer banking services primarily within a 15-mile radius of Mishawaka, Indiana.

NOTE  5 - COMPARATIVE DATA

The Company was incorporated in February 1996.  Its operating subsidiary (the
Bank) commenced operations on February 13, 1997. As of March 31, 1996, no significant activity had taken place, therefore comparative statements for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the future years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

     St. Joseph Capital Corporation (the "Company") was formed under the laws of the state of Delaware for the purpose of becoming the bank holding company of St. Joseph Capital Bank (the "Bank").

     The Bank was capitalized on February 7, 1997 and commenced operations on February 13, 1997. The Bank is organized as an Indiana chartered commercial bank that is a non-member of the Federal Reserve System with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank provides full-service commercial and consumer banking services in Mishawaka and the surrounding communities commonly referred to as the Michiana area.

FINANCIAL CONDITION
-------------------

     Total assets of the Company increased by $9,359,310 or 79% to $21,200,715 at March 31, 1997 from $11,841,405 at December 31, 1996. As the Bank is in its initial year of operations, it is anticipated that asset growth will continue at a fast pace.

     Cash and cash equivalents, which includes federal funds sold, increased by $8,833,036 to $10,243,148 at March 31, 1997 from $1,410,112 at December 31,
1996. The increase is attributed to $9,176,442 in deposits that have been obtained since the Bank opened on February 13, 1997.

     Securities decreased by $2,614,105 or 25% to $7,513,797 at March 31, 1997 from $10,127,902 at December 31, 1996. The decrease was partially a result of the redeployment of part of the investment portfolio into loans.

     The allowance for loan losses as of March 31, 1997 was $41,900, representing approximately 1.45% of gross loans outstanding. St. Joseph Capital Bank has not experienced any credit losses as of March 31, 1997.

     Bank premises and equipment increased by $194,164 or 70.7% to $468,884 at March 31, 1997 from $274,720 at December 31, 1996. The increase resulted from the purchase of computer equipment, software, and furniture needed to operate the Bank.

     Deposits increased to $9,176,442 at March 31, 1997 as a result of deposits being obtained from new clients of the Bank since operations began on February 13, 1997.

RESULTS OF OPERATIONS
---------------------

     Although the Company was incorporated in 1996, no significant activity took place until the operating subsidiary (the "Bank") commenced operations on February 13, 1997. Therefore, comparisons of the first fiscal quarter of 1996 and 1997 are not necessarily meaningful. The net loss for the three month period ended March 31, 1997 was $165,806 as compared to $6,074 for the same period in 1996.

     Interest income was $171,184 for the three month period ended March 31, 1997, related to interest income on securities, loans and interest earning deposits. Interest expense was $137,951 for the three month period ended March 31, 1997 related to interest incurred on interest bearing deposits.

     The Company has an allowance for loan losses of approximately 1.45% of total loans at March 31, 1997. The provision for loan losses for the three month period ended March 31, 1997 was $41,900. This amount was provided as a result of the increase in the total loan portfolio. Management believes the current reserve would cover any loan losses that may occur on the current loan portfolio.

     Other income of $13,784 for the three month period ended March 31, 1997 consisted of income from loan fees and other miscellaneous fees.

     The main components of other expenses were primarily salaries and benefits. Other expense for the three month period ended March 31, 1997 was $82,844, consisting primarily of legal and accounting fees, advertising, courier service, insurance and supplies.

     Since the Company is a start-up venture, it is anticipated that the Company's net losses will continue for some period in the future.

RECENT REGULATORY DEVELOPMENTS
------------------------------

     Various bills have been introduced in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. While the scope of permissible nonbanking activities and the conditions under which the new powers could be exercised varies among the bills, the expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. The bills also impose various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their non-bank affiliates. These restrictions are intended to protect the depository institutions from the risks of the new nonbanking activities permitted to such affiliates.

     At this time, the Company is unable to predict whether any of the pending bills will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and the Bank.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 2. CHANGES IN SECURITIES

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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


                                ST. JOSEPH CAPITAL CORPORATION
                                (Registrant)



Date:  May 12, 1997
                                -----------------------------------------
                                John W. Rosenthal
                                President



Date:  May 12, 1997
                                -----------------------------------------
                                Edward R. Pooley
                                Principal Financial Officer