Form 10QSB
period 1997-06-30
ST JOSEPH CAPITAL CORP
filed 1997-08-14
CIK 1015856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB



         [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period ended June 30, 1997

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from __________ to __________


                       Commission File Number:  333-6581

                         ST. JOSEPH CAPITAL CORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


         DELAWARE                                     35-1977746
---------------------------------       ---------------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)

                 3820 EDISON LAKES PARKWAY, MISHAWAKA, IN 46545
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (219) 273-9700
                          ---------------------------
                          (Issuer's telephone number)

                                      N/A
                          ---------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

1,267,513 shares of common stock, $0.01 par value per share, were outstanding as of July 31, 1997.

     Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                     ---    ---

                              TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER
                                     PART I                              ------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


           Consolidated Condensed Balance Sheets,
                 June 30, 1997 and December 31, 1996                        3

           Consolidated Condensed Statements of Income,
                 Three Months Ended June 30, 1997 and 1996,
                 Six Months Ended June 30, 1997 and 1996.                   4

           Consolidated Statements of Changes in Stockholders' Equity,
                 Six Months Ended  June 30, 1997.                           5

           Consolidated Condensed Statements of Cash Flow,
                 Six Months Ended June 30, 1997 and 1996.                   6

           Notes to Consolidated Financial Statements                       7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                8-9


                                    PART II

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. CHANGES IN SECURITIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES                                                                 S-1

                         ST. JOSEPH CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                         JUNE 30,   DECEMBER 31,
                                                           1997         1996
                                                           ----         ----
ASSETS

      Cash and due from banks                          $ 1,659,456  $     3,103
      Interest bearing deposits in banks                   537,178    1,307,009
      Federal funds sold                                 5,500,000      100,000
                                                       -----------  -----------
           Total Cash and Cash Equivalents               7,696,634    1,410,112

      Securities available for sale                     13,046,787   10,127,902
      Loans, net                                        11,249,046           --
      Bank premises and equipment, net                     826,426      274,720
      Other assets                                         307,235       28,671
                                                       -----------  -----------

           Total Assets                                $33,126,128  $11,841,405
                                                       ===========  ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

      Deposits                                         $19,550,326  $        --
      Repurchase agreements                              2,041,914           --
      Other liabilities                                     76,980       48,519
                                                       -----------  -----------

           Total Liabilities                            21,669,220       48,519

STOCKHOLDERS' EQUITY

      Common stock                                          12,664       12,652
      Additional paid in capital                        12,115,987   12,103,000
      Retained deficit                                    (698,124)    (290,219)
      Unrealized gains/losses on
      securities available for sale, net                    26,381      (32,547)
                                                       -----------  -----------

           Total Stockholders' Equity                   11,456,908   11,792,886
                                                       -----------  -----------

           Total Liabilities and Stockholders' Equity  $33,126,128  $11,841,405
                                                       ===========  ===========

          See accompanying notes to consolidated financial statements.
                         ST. JOSEPH CAPITAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                                       PERIOD FROM
                                                                                                    FEBRUARY 29, 1996
                                              THREE MONTHS     THREE MONTHS       SIX MONTHS       (DATE OF INCEPTION)
                                                 ENDED            ENDED             ENDED                 THROUGH
                                              JUNE 30, 1997    JUNE 30, 1996     JUNE 30, 1997        JUNE 30, 1996
                                              -------------    -------------     -------------        -------------
INTEREST INCOME:
      Loans, including fees                     $ 161,895        $      --         $ 187,848           $      --
      Securities and other                        270,787               --           416,017                  --
                                                ---------        ---------         ---------           ---------
            Total Interest Income                 432,682               --           603,865                  --

INTEREST EXPENSE:
      Deposits                                    161,888               --           194,559                  --
      Repurchase agreements                        12,095               --            12,657                  --
                                                ---------        ---------         ---------           ---------
            Total Interest Expense                173,983               --           207,216                  --

            Net Interest Income                   258,699               --           396,649                  --

LESS: PROVISION FOR LOAN LOSSES                   137,300               --           179,200                  --
                                                ---------        ---------         ---------           ---------

Net Int Inc after provision for loan losses       121,399               --           217,449                  --

OTHER INCOME:                                       1,167            2,067            15,578               2,145

OTHER EXPENSE:
   Salaries and employee benefits                 174,686           43,452           318,369              48,057
   Occupancy                                       74,280              649           123,393               1,458
   Other                                          116,327           73,338           199,170              74,077
                                                ---------        ---------         ---------           ---------
      Total Other Expense                         365,293          117,439           640,932             123,592
                                                ---------        ---------         ---------           ---------

Loss before Income Tax                           (242,727)        (115,372)         (407,905)           (121,447)

Income Tax Expense                                     --               --                --                  --
                                                ---------        ---------         ---------           ---------

Net Loss                                         (242,727)        (115,372)         (407,905)           (121,447)
                                                =========        =========         =========           =========

Net Loss Per Share                                   (.19)             N/A              (.32)                N/A

          See accompanying notes to consolidated financial statements.
                         ST. JOSEPH CAPITAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                            JUNE 30, 1997
                                                            -------------
Balance, January 1                                           $11,792,886

Proceeds from issuance of common stock
 for Employee 401(k) Plan                                         12,999

Change in unrealized appreciation on
 securities available for sale, net of tax                        58,928

Net loss                                                        (407,905)
                                                             -----------

Balance at end of period                                     $11,456,908
                                                             ===========

          See accompanying notes to consolidated financial statements.
                         ST. JOSEPH CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
--------------------------------------------------------------------------------
                                  (UNAUDITED)

                                                                            PERIOD FROM
                                                                          FEBRUARY 29, 1996
                                                       SIX MONTHS        (DATE OF INCEPTION)
                                                         ENDED                 THROUGH
                                                      JUNE 30, 1997         JUNE 30, 1996
                                                      -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                           $   (407,905)           $(121,447)
   Adjustments to reconcile net loss to net cash
     from operating activities
       Depreciation                                         45,511                  244
       Provision for loan loss                             179,200                   --
       Discount accretion, net                             (52,196)                  --
       Increase in other assets                           (278,564)              (5,491)
       Increase in other liabilities                        28,460               42,449
                                                      ------------            ---------
           Net cash from operating activities             (485,493)             (84,245)
                                                      ------------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Loans originated, net of repayments                 (11,428,246)                  --
   Purchase of securities available for sale           (18,092,761)                  --
   Maturities of securities available for sale          15,285,000                   --
   Fixed asset expenditures                              ( 597,217)              (4,127)
                                                      ------------            ---------
       Net cash from investing activities              (14,833,224)              (4,127)
                                                      ------------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposit accounts                     19,550,326                   --
   Net increase in repurchase agreements                 2,041,914
   Proceeds from loans                                          --              275,000
   Proceeds from the issuance of common stock                   --                1,000
   Proceeds from issuance of common stock for
    employee 401(k) Plan                                    12,999                   --
                                                      ------------            ---------
       Net cash from financing activities               21,605,239              276,000
                                                      ------------            ---------

Net increase in cash and cash equivalents                6,286,522              187,628

Cash and cash equivalents at beginning of period         1,410,112                   --
                                                      ------------            ---------

Cash and cash equivalents at end of period            $  7,696,634            $ 187,628
                                                      ============            =========

         See accompanying notes to consolidated financial statements.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the balance sheets of St. Joseph Capital Corporation (the "Company") as of June 30, 1997 and December 31, 1996 and the statements of income for the three months ended June 30, 1997 and June 30, 1996 and for the six months ended June 30, 1997 and February 29, 1996 (date of inception) through June 30, 1996 and for the changes in stockholders' equity and cash flows for the six months ended June 30, 1997 and February 29, 1996 (date of inception) through June 30, 1996. The income reported for the periods presented is not necessarily indicative of the results to be expected for the full year.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, St. Joseph Capital Bank (the "Bank"). All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 3 - INITIAL PUBLIC OFFERING

On September 10, 1996, the Company completed an initial common stock offering during which 1,265,000 shares of the Company's common stock were sold at $10 per share, resulting in gross proceeds of $12.65 million. Expenses associated with the initial public offering totaling $534,000 were netted against the gross proceeds and not recorded as expenses in the Company's statement of income. Thus, the net proceeds from the initial public offering were $12.1 million. The Company used approximately $10 million of the proceeds from the stock offering to provide the initial capitalization of the Bank on February 13, 1997.

NOTE 4 - DEVELOPMENT STAGE

During 1996, the Company was a development stage company as its wholly owned subsidiary, the Bank, had not yet commenced its planned principal operations of banking.

The Bank received regulatory approval to operate as a bank from the Indiana Department of Financial Institutions on August 8, 1996, and received its certificate of insurance from the Federal Deposit Insurance Corporation on February 11, 1997. The Bank commenced operations on February 13, 1997. The Bank offers a full range of commercial and consumer banking services primarily within a 12-mile radius of Mishawaka, Indiana.

NOTE 5 - COMPARATIVE DATA

The Company was incorporated in February 1996.  Its operating subsidiary (the
Bank) commenced operations on February 13, 1997. As of June 30, 1996, no significant activity had taken place, therefore comparative statements for the three months ended June 30, 1996 and for the period from February 29, 1996 (date of inception) through June 30, 1996 are not necessarily indicative of the results that may be expected for future years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     St. Joseph Capital Corporation (the "Company") was formed under the laws of the state of Delaware for the purpose of becoming the bank holding company of St. Joseph Capital Bank (the "Bank").

     The Bank was capitalized on February 7, 1997 and commenced operations on February 13, 1997. The Bank is organized as an Indiana chartered commercial bank with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank provides full-service commercial and consumer banking in Mishawaka and the surrounding communities commonly referred to as the Michiana area.

FINANCIAL CONDITION

     The Company has experienced significant growth since the Bank opened on February 13, 1997. Total assets of the Company increased by $21,284,723 or 179% to $33,126,128 at June 30, 1997 from $11,841,405 at December 31, 1996.
The growth resulted from an increase in loans, securities and federal funds sold which were primarily funded by an increase in deposits received from clients. As the Bank is in its initial year of operations, growth in the loan portfolio funded by increased deposits is anticipated to continue at a rapid pace.

     Cash and cash equivalents increased by $6,286,522 to $7,696,634 at June 30, 1997 from $1,410,112 at December 31, 1996. The increase was primarily attributable to excess funds invested in overnight federal funds sold in order to maintain adequate liquidity to fund loan growth.

     Securities increased by $2,918,885 or 28% to $13,046,787 at June 30, 1997 from $10,127,902 at December 31, 1996. The increase was a result of the redeployment of excess funds into the investment portfolio to increase the Company's total return.

     Loans increased to $11,428,246 at June 30, 1997 from less than $3,000,000 at the end of the first quarter. The significant growth was attributable to management's ability to establish credit relationships with targeted clients. At June 30, 1997, the mix of the total loan portfolio included commercial loans of $9,004,548 or 78% of total loans; residential real estate loans of $2,127,563 or 19% of total loans; consumer loans of $296,135 or 3% of total loans. In addition to the outstanding loan balances, the Company had unfunded loan commitments of $6,826,038 as of June 30, 1997.

     The allowance for loan losses as of June 30, 1997 was $179,200, representing approximately 1.57% of gross loans outstanding. The Company has not experienced any credit losses as of June 30, 1997.

     Bank premises and equipment increased by $551,706 to $826,426 at June 30, 1997 from $274,720 at December 31, 1996. The increase was attributable to the cost associated with renovating, moving and furnishing the Bank's new headquarters at 3820 Edison Lakes Parkway, Mishawaka, Indiana at which operations were commenced on June 13, 1997.

     Deposits represent the primary source of funds for the Company. Total deposits grew to $19,550,326 at June 30, 1997 as relationships with existing clients expanded and new deposit relationships with targeted clients were established.

     Short-term borrowings in the form of repurchase agreements with local relationship-based commercial clients continued to grow during the quarter. Many of the funds are from businesses with large cash balances. Though short-term in nature, repurchase agreements have been and continue to be a stable source of funds. Repurchase agreements grew to $2,041,914 at June 30, 1997.

     The accumulated deficit at December 31, 1996 of $290,219 was comprised of pre-opening expenses and start-up expenses for the Bank, consisting primarily of salaries, supplies and professional fees. The accumulated deficit increased by $407,905 during the six months ended June 30, 1997, which reflects the loss for the period.

     RESULTS OF OPERATIONS

     Although the Company was incorporated in 1996, no significant activity took place until the Bank commenced operations on February 13, 1997. Therefore, comparisons between the second quarter and the first half of 1996 and the comparable periods of 1997 are not necessarily meaningful. The net loss for the six month period ended June 30, 1997 was $407,905 as compared to $121,447 for the same period in 1996. The net loss for the second quarter of 1997 was $242,727.

     Interest income for the three month and six month periods ended June 30, 1997 was $432,682 and $603,865, respectively. The rise in interest income was attributable to greater outstanding balances in earning assets. Interest expense for the three month and six month periods ended June 30, 1997 was
$173,983 and $207,216, respectively.   The rise in interest expense was
attributable to greater outstanding balances in deposits.

     The Company's net interest margin, or margin on earning assets, was 4.44% for the six months ended June 30, 1997. The net interest margin indicates that the significant growth in the balance sheet was not achieved through lower loan or higher deposit pricing.

     The Company had an allowance for loan losses of approximately 1.57% of total loans at June 30, 1997. The provision for loan losses for the six month period ended June 30, 1997 was $179,200. This amount was provided as a result
of the increase in the total loan portfolio.   Management believes the current
reserve would cover possible loan losses that may occur on the current  loan
portfolio in the future.   The Bank has not experienced any credit losses as of
June 30, 1997.

     The main components of other expense were primarily salaries and occupancy expense. Other expenses for the three month and six month periods ended June 30, 1997 were $365,293 and $640,932, respectively.

     Since the Company is a start-up venture, it is anticipated that the Company's net losses will continue for some period in the future.

RECENT REGULATORY DEVELOPMENTS

     The Committee on Banking and Financial Services of the U.S. House of Representatives has approved legislation that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed, and if each of the depository institution subsidiaries of the bank holding company had received at least a "satisfactory" rating under the Community Reinvestment Act. The proposed legislation would also impose various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their nonbank affiliates. These restrictions are intended to protect the depository institutions from the risks of the new nonbanking activities permitted to such affiliates. At this time, the Company is unable to predict whether the proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and its subsidiaries.


                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 2. CHANGES IN SECURITIES

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 29, 1997, the Company held its annual meeting of stockholders.
At the meeting, David A. Eckrich, Jerry Hammes, Arthur H. McElwee and John W. Rosenthal were elected to serve as Class I directors with terms expiring in 2000. Continuing as Class II directors until 1998 are Arthur J. Decio, V. Robert Hepler, Scott C. Malpass and Richard A. Rosenthal. Continuing as Class III directors until 1999 are Helen L. Krizman, Jack Matthys and Robert A. Sullivan. Stockholders also ratified the appointment of Crowe, Chizek and Company as the Company's independent accountants for the 1997 fiscal year and approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 1,500,000 to 2,500,000.

There were 1,265,676 issued and outstanding shares of Common Stock entitled to vote at the annual meeting. The voting on each item presented at the annual meeting was as follows:


     Election of Directors              Votes For  Votes Withheld  Votes Against
     ---------------------              ---------  --------------  -------------
     David A. Eckrich                   1,009,775       2,500            0
     Jerry Hammes                       1,009,775       2,500            0
     Arthur H. McElwee                  1,009,775       2,500            0
     John W. Rosenthal                  1,009,775       2,500            0

     Ratification of the appointment
     of Crowe, Chizek and Company
     as independent public
     accountants for the Company          994,275      13,000        5,000

     Amendment to the  Certificate
     of Incorporation to increase the
     number of shares of Common
     Stock authorized from
     1,500,000 to 2,500,000               969,075       5,500       37,700

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


                                          ST. JOSEPH CAPITAL CORPORATION
                                          (Registrant)



Date:  August 8, 1997                     __________________________________
                                          John W. Rosenthal
                                          President



Date:  August 8, 1997                     __________________________________
                                          Edward R. Pooley
                                          Principal Financial Officer