Form 10QSB
period 1997-09-30
ST JOSEPH CAPITAL CORP
filed 1997-11-13
CIK 1015856

                                UNITES STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB




          x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period ended September 30, 1997

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

                                     N/A
                         ----------------------------
 (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act , during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----   -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

1,268,026 shares of common stock, $0.01 par value per share, were outstanding as of October 31, 1997.

     Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                   ----    ----

                              TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
                       PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Condensed Balance Sheets,
               September 30, 1997 and December 31, 1996                    3

          Consolidated Condensed Statements of Income,
               Three Months Ended September 30, 1997 and 1996,
               Nine Months Ended September 30, 1997 and 1996.              4

          Consolidated Condensed Statements of Cash Flow,
               Nine Months Ended September 30, 1997 and 1996.              5

          Notes to Consolidated Financial Statements                       6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                7-10

                         PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. CHANGES IN SECURITIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES                                                                 S-1


                       ST. JOSEPH CAPITAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       1997           1996
                                                       ----           ----
ASSETS
  Cash and due from banks                           $ 1,564,503   $     3,103
  Interest bearing deposits in banks                    500,006     1,307,009
  Federal funds sold                                  1,150,000       100,000
                                                    -----------   -----------
     Total Cash and Cash Equivalents                  3,214,509     1,410,112

  Securities available for sale                      25,339,613    10,127,902
  Loans, net                                         15,809,491            --
  Bank premises and equipment, net                      917,896       274,720
  Other assets                                          513,310        28,671
                                                    -----------   -----------
     Total Assets                                   $45,794,819   $11,841,405
                                                    ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

  Deposits                                          $30,097,109   $        --
  Repurchase agreements                               4,164,172            --
  Other liabilities                                     125,829        48,519
                                                    -----------   -----------
     Total Liabilities                               34,387,110        48,519

STOCKHOLDERS' EQUITY

  Common stock                                           12,678        12,652
  Additional paid in capital                         12,137,763    12,103,000
  Retained deficit                                     (840,668)     (290,219)
  Unrealized gains/losses on
  securities available for sale, net                     97,936       (32,547)
                                                    -----------   -----------
     Total Stockholders' Equity                      11,407,709    11,792,886
                                                    -----------   -----------
     Total Liabilities and Stockholders' Equity     $45,794,819   $11,841,405
                                                    ===========   ===========






        See accompanying notes to consolidated financial statements.

                       ST. JOSEPH CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                                                              PERIOD FROM
                                                                                           FEBRUARY 29, 1996
                                       THREE MONTHS      THREE MONTHS     NINE MONTHS     (DATE OF INCEPTION)
                                          ENDED              ENDED           ENDED             THROUGH
                                      SEPT 30, 1997      SEPT 30, 1996   SEPT 30, 1997      SEPT 30, 1996
                                      ------------       -------------   -------------      -------------
INTEREST INCOME:
   Loans, including fees                $ 287,940          $      --      $  475,789          $      --
   Securities and other                   315,904             36,021         746,590             38,168
                                        ---------          ---------      ----------          ---------
        Total Interest Income             603,844             36,021       1,222,379             38,168

INTEREST EXPENSE:
   Deposits                               268,531                 --         463,090                 --
   Repurchase agreements                   37,793                 --          50,449                 --
   Other                                       --              7,656              --              7,656
                                        ---------          ---------      ----------          ---------
        Total Interest Expense            306,324              7,656         513,539              7,656

        Net Interest Income               297,520             28,365         708,840             30,512

LESS: PROVISION FOR LOAN LOSSES            76,800                 --         256,000                 --
                                        ---------          ---------      ----------          ---------
Net Int Inc after provision
  for loan losses                         220,720             28,365         452,840             30,512

OTHER INCOME:                                 267                 --           1,177                 --

OTHER EXPENSE:
 Salaries and employee benefits           169,996             75,051         488,367            121,482
 Occupancy                                 84,200                 --         207,588                 --
 Professional                                  --             25,999              --             38,868
 Other                                    109,335             14,204         308,513             24,997
                                        ---------          ---------      ----------          ---------
   Total Other Expense                    363,531            115,254       1,004,468            185,347
                                        ---------          ---------      ----------          ---------

Loss before Income Tax                   (142,544)           (86,889)       (550,451)          (154,835)

Income Tax Expense                             --                 --              --                 --
                                        ---------          ---------      ----------          ---------
Net Loss                                 (142,544)           (86,889)       (550,451)          (154,835)
                                        =========          =========      ==========          =========

Net Loss Per Share                           (.11)              (.07)           (.43)              (.12)




         See accompanying notes to consolidated financial statements.

                        ST. JOSEPH CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOW
-------------------------------------------------------------------------------
                                 (UNAUDITED)


                                                                 PERIOD FROM
                                                              FEBRUARY 29, 1996
                                             NINE MONTHS     (DATE OF INCEPTION)
                                                ENDED              THROUGH
                                            SEPT 30, 1997       SEPT 30, 1996
                                            -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                 $   (550,451)       $   (154,835)
   Adjustments to reconcile net loss to
     net cash from operating activities
       Depreciation                               84,823               1,088
       Provision for loan loss                   256,000                  --
       Discount accretion, net                   (57,027)            (29,772)
       Increase in other assets                 (484,639)            (22,482)
       Increase in other liabilities              77,312              85,056
                                            ------------        ------------
         Net cash from operating activities     (673,982)           (120,945)
                                            ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Loans originated, net of repayments       (16,065,491)                 --
   Purchase of securities available
     for sale                                (32,309,201)         (9,996,143)
   Maturities of securities available
     for sale                                 17,285,000                  --
   Fixed asset expenditures                     (727,999)            (15,203)
                                            ------------        ------------
         Net cash from investing activities  (31,817,691)        (10,011,346)
                                            ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposit accounts           30,097,109                  --
   Net increase in repurchase agreements       4,164,172
   Proceeds from loans                                --             275,000
   Repayment of loans                                               (275,000)
   Proceeds from the issuance of
     common stock                                     --         (12,150,997)
   Proceeds from issuance of common
     stock for employee 401(k) Plan               34,789                  --
                                            ------------        ------------
         Net cash from financing activities   34,296,070          12,150,997
                                            ------------        ------------

Net increase in cash and cash equivalents      1,804,397           2,018,706

Cash and cash equivalents at beginning
  of period                                    1,410,112                  --
                                            ------------        ------------
Cash and cash equivalents at end of period  $  3,214,509        $  2,018,706
                                            ============        ============


         See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the balance sheets of St. Joseph Capital Corporation (the "Company") as of September 30, 1997 and December 31, 1996 and the statements of income for the three months ended September 30, 1997 and September 30, 1996 and for the nine months ended September 30, 1997 and February 29, 1996 (date of inception) through September 30, 1996 and for the cash flows for the nine months ended September 30, 1997 and February 29, 1996 (date of inception) through September 30, 1996. The income reported for the periods presented is not necessarily indicative of the results to be expected for the full year.

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

NOTE  5 - COMPARATIVE DATA

The Company was incorporated in February 1996.  Its operating subsidiary (the
Bank) commenced operations on February 13, 1997. As of September 30, 1996, no significant activity had taken place, therefore comparative statements for the three months ended September 30, 1996 and for the period from February 29, 1996 (date of inception) through September 30, 1996 are not necessarily indicative of the results that may be expected for future years.

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

FORWARD-LOOKING STATEMENTS

     When used in this Form 10-QSB, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as to the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PLAN FOR OPERATION

     The Company's plan for the next twelve months is to raise funds by attracting and developing client relationships through innovative products and exceptional client service. Management does not contemplate the need to raise additional funds by other means. Based on current growth projections, management believes that the Company is likely to have adequate funds to meet its cash requirements for at least the next several years. During the third quarter, the Bank launched its telephone-banking product and is currently in the process of developing a computer-banking product. The computer-banking product is scheduled to be released sometime in the first quarter of 1998. The Bank plans to continue with product research and development in 1998. During the next twelve months, the Bank does not anticipate the need for any significant equipment expenditures. Also, management anticipates staffing levels to increase in 1998.

FINANCIAL CONDITION

     The Company has experienced significant growth since the Bank opened on February 13, 1997. Total assets of the Company increased by $33,954,414 or 287% to $45,794,819 at September 30, 1997 from $11,841,405 at December 31,
1996. During the third quarter, assets increased by $ 12,668,691 over June 30, 1997. The growth resulted from an increase in loans, securities and federal funds sold which were primarily funded by an increase in deposits received from clients. As the Bank is in its initial year of operations, growth in the loan portfolio funded by increased deposits is anticipated to continue at a rapid pace.

     Cash and cash equivalents increased by $1,804,397 to $3,214,509 at September 30, 1997 from $1,410,112 at December 31, 1996. The increase was primarily attributable to excess funds invested in overnight federal funds sold in order to maintain adequate liquidity to fund loan growth.

     Securities increased by $15,211,711 or 150% to $25,339,613 at September, 1997 from $10,127,902 at December 31, 1996. The increase was a result of the redeployment of excess funds into the investment portfolio to increase the Company's total return. Management's investment objectives are to invest in high quality, highly liquid instruments in order to meet loan demands.

     Loans increased to $16,065,491 at September 30, 1997. Total loan growth was $4,381,245 during the third quarter compared to an $8,542,168 increase during the second quarter. The significant growth was attributable to management's ability to establish credit relationships with targeted clients. At September 30, 1997, the mix of the total loan portfolio included commercial loans of $10,961,938 or 68% of total loans; residential real estate loans of $4,090,582 or 25% of total loans; consumer loans of $285,217 or 2% of total loans. In addition to the outstanding loan balances, the Company had unfunded loan commitments of $7,962,140 as of September 30, 1997

     The allowance for loan losses as of September 30, 1997 was $256,000, representing approximately 1.59% of gross loans outstanding. At September 30, 1997, there were no loans where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which, in management's judgement, may result in disclosure of such loans.
Furthermore, management is not aware of any potential problem loans, which could have a material effect on the Company's operating results, liquidity, or capital resources.

     Bank premises and equipment increased by $643,176 to $917,896 at September 30, 1997 from $274,720 at December 31, 1996. The increase was attributable to the cost associated with renovating, moving and furnishing the Bank's new headquarters at 3820 Edison Lakes Parkway, Mishawaka, Indiana at which operations were commenced on June 13, 1997. In addition to the renovation expenses, the bank continues to invest in technology that results in the increased efficiency of its employees.

     Deposits represent the primary source of funds for the Company. Total deposits grew to $30,097,109 at September 30, 1997 for a third quarter increase of $10,546,783, as relationships with existing clients expanded and new deposit relationships with targeted clients were established. Second quarter deposit growth totaled $10,347,562.

     Short-term borrowings in the form of repurchase agreements with local relationship-based commercial clients continued to grow during the quarter. Many of the funds are from businesses with large cash balances. Though short-term in nature, repurchase agreements have been and continue to be a stable source of funds. Repurchase agreements grew to $4,164,172 at September 30, 1997. The average rate on short-term borrowings at September 30, 1997, was 4.95%.

     The accumulated deficit at December 31, 1996 of $290,219 was comprised of pre-opening expenses and start-up expenses for the Bank, consisting primarily of salaries, supplies and professional fees. The accumulated deficit increased by $550,451 during the nine months ended September 30, 1997, which reflects the loss for the period.

     Following are selected capital ratios for the Corporation as of the date indicated, along with the minimum regulatory requirement for each item:


                                           REQUIRED FOR
                                           WELL CAPITALIZED  SEPTEMBER 30, 1997
                                           ----------------  ------------------
Tier I capital to risk-weighted assets         6% or more          43.29%
Total capital to risk-weighted assets         10% or more          44.45%
Tier I capital to average assets (leverage)    5% or more          26.05%



     RESULTS OF OPERATIONS

     Although the Company was incorporated in 1996, no significant activity took place until the Bank commenced operations on February 13, 1997.
Therefore, comparisons between the third quarter and the nine months ended September 30, 1996 and the comparable periods of 1997 are not necessarily meaningful. The net loss for the nine month period ended September 30, 1997 was $550,451 as compared to $121,447 for the same period in 1996. The net loss for the third quarter of 1997 was $142,544.

     Interest income for the three month and nine month periods ended September 30, 1997 was $603,844 and $1,222,379, respectively. The rise in interest income was attributable to greater outstanding balances in earning assets. Interest expense for the three month and nine month periods ended September 30,
1997 was $306,324 and $513,539, respectively.   The rise in interest expense
was attributable to greater outstanding balances in deposits.

     The Company's net interest margin, or margin on earning assets, was 3.78% for the nine months ended September 30, 1997.

     In each accounting period, management adjusts the allowance for loan losses by taking a variety of factors into account. Through its credit department, management will attempt to allocate specific portions of the allowance for loan losses based on specifically identifiable problem loans. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, adequacy of collateral, industry concentrations within the portfolio, and general economic conditions. Management believes that the present allowance is more than adequate, based on the broad range of considerations listed above.

     Although management believes that the allowance for loan losses is more than adequate to absorb losses as they arise, there can be no assurance that the Bank will not sustain losses in any given period that could be substantial in relation to the size of the allowance for loan losses.

     Management is not aware of any factors that would cause future net loan charge-offs, in total or by loan category, to significantly differ from those experienced by institutions of similar size.

     The Company had an allowance for loan losses of approximately 1.59% of total loans at September 30, 1997. The provision for loan losses for the nine month period ended September 30, 1997 was $256,000. This amount was provided
as a result of the increase in the total loan portfolio.   Management believes
the current reserve would cover possible loan losses that may occur on the
current loan portfolio in the future.   The Bank has not experienced any credit
losses as of September 30, 1997.

     The main components of other expense were primarily salaries and occupancy expense. Other expenses for the three month and nine month periods ended September 30, 1997 were $363,531 and $1,004,468, respectively. The Company anticipates hiring three full-time equivalent employees by year-end to provide additional client support.

     Since the Company is a start-up venture, it is anticipated that the Company's net losses will continue for some period in the future.

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

     The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate margins require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity is thus normally defined by the mix of the banking institution's potential sources and uses of funds. For the Bank, the major sources of liquidity have been federal funds sold and securities available for sale. At September 30, 1997, federal funds sold amounted to $1,150,000, while the market value of securities available for sale was $25,339,613.

INTEREST RATE RISK

     Managing rates on earning assets and interest bearing liabilities focuses on maintaining stability in the net interest margin, an important factor in earnings growth and stability. Emphasis is placed on maintaining a controlled rate sensitivity position, to avoid wide swings in margins and to manage risk due to changes in interest rates.

     The Bank currently uses a computer model to simulate the effects of possible interest rate changes. As a guide, the Bank intends to limit estimated negative exposure to changing interest rates within the ensuing year to 5% of net interest income. The exposure estimate will be based on a variety of assumptions built into the model, and assumed interest rate changes of plus or minus 100 basis points.

YEAR 2000 COMPLIANCE

     The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processor vendor and purchased software which is run on in-house computer networks. In 1997 the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. To date, some vendors have indicated that their hardware or software is or will be Year 2000 compliant by the end of 1998. The expenses associated with the Year 2000 are not expected to have a significant impact on the Company's ongoing results of operations.

RECENT REGULATORY DEVELOPMENTS

None

                         PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 2. CHANGES IN SECURITIES

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

(27) Financial Data Schedule

(b)  Reports on Form 8-K

None

                                  SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ST. JOSEPH CAPITAL CORPORATION
                                  (Registrant)



Date: November 10, 1997           ------------------------------
                                  John W. Rosenthal
                                  President



Date: November 10, 1997           ------------------------------
                                  Edward R. Pooley
                                  Principal Financial Officer