Form 10KSB40
period 1997-12-31
ST JOSEPH CAPITAL CORP
filed 1998-03-31
CIK 1015856

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10-KSB

(Mark One)

[ x ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
1934 (Fee required) For the fiscal year ended   December 31, 1997
                                              -------------------

[   ] Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 (No fee required) For the transition period from ______________ to
_______________

Commission file number 333-06581

                        ST. JOSEPH CAPITAL CORPORATION
                        ------------------------------
                (Name of Small Business Issuer in Its Charter)

                   Delaware                                                  35-1977746
---------------------------------------------                   ------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)  (I.R.S. Employer Identification No.)

3820 Edison Lakes Parkway, Mishawaka, Indiana                                   46545
---------------------------------------------                   ------------------------------------
(Address of Principal Executive Offices)                                      (Zip Code)


                                (219) 273-9700
                           -------------------------
               (Issuer's Telephone Number, Including Area Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The Issuer's revenues for its most recent fiscal year were $ 2,026,565.

The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 5, 1998 was approximately $ 19,216,728. As of said date, the Issuer had 1,276,025 shares of Common Stock issued and outstanding.

                     Documents incorporated by reference:
         Part II of Form 10-KSB - 1997 Annual Report to Stockholders.
Part III of Form 10-KSB - Proxy statement for annual meeting of stockholders to be held May 21, 1998.

Transitional Small Business Disclosure Format (check one):  Yes [   ]  No [ x ]

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

The Company, a Delaware corporation organized in February, 1996, is a bank holding company which owns all of the capital stock of the St. Joseph Capital Bank, an Indiana state bank located in Mishawaka, Indiana (the "Bank"). The Bank commenced business on February 13, 1997. From the date of the Company's inception through December 31, 1996, the Company and the Bank conducted no business other than matters incidental to their organization and opening for business. On September 4, 1996, the Company commenced an initial public offering of 1,265,000 shares of its Common Stock pursuant to a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission ("SEC") on June 21, 1996, as amended. The Company currently maintains its offices at 3820 Edison Lakes Parkway, Mishawaka, Indiana, 46545. The Company's telephone number is (219) 273-9700.

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

The Bank's initial legal lending limit is approximately $1,500,000. The Board of Directors has established an "in-house" limit of $ 1,250,000. The Board may from time to time raise or lower the "in-house" limit as it deems appropriate to comply with safe and sound banking practices and respond to overall economic conditions.

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

EMPLOYEES

The Bank has 18 full-time employees. The Company believes that none of its employees are covered by a collective bargaining agreement with the Company or the Bank. The Company considers its employee relations to be excellent.


SUPERVISION AND REGULATION

GENERAL

Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the Board of Governors of the Federal Reserve System (the "FRB"), the Federal Deposit Insurance Corporation (the "FDIC"), the Indiana Department of Financial Institutions (the "DFI"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions, such as the Company and its subsidiary, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and its subsidiary establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

The following references to material statutes and regulations affecting the Company and its subsidiary are brief summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and its subsidiary.

RECENT REGULATORY DEVELOPMENTS

PENDING LEGISLATION. Legislation is pending in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. Additionally, the pending legislation would eliminate the federal thrift charter and merge the FDIC's Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF"). At this time, the Company is unable to predict whether the proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and the Bank.

THE COMPANY

GENERAL. The Company, as the sole stockholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the FRB under the BHCA. In accordance with FRB policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. Under the BHCA, the Company is subject to periodic examination by the FRB and is required to file with the FRB periodic reports of its operations and such additional information as the FRB may require. The Company is also subject to regulation by the DFI under Indiana law.

INVESTMENTS AND ACTIVITIES. Under the BHCA, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the FRB may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the FRB is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) or which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA also prohibits, with certain exceptions, the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. The principal exception to this prohibition allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the FRB to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the FRB, the Company is permitted to engage in, among other activities, such banking-related businesses as the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau, including software development, and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Federal law also prohibits acquisition of "control" of a bank, such as the Bank, or bank holding company, such as the Company, without prior notice to certain federal bank regulators. "Control" is defined in certain cases as the acquisition of 10% of the outstanding shares of a bank or bank holding company.

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

The risk-based and leverage standards described above are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the FRB's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

Under the FRB's guidelines, the capital standards described above apply on a consolidated basis to bank holding companies that have more than $150 million in total consolidated assets, but generally apply on a bank-only basis to bank holding companies, like the Company, that have less than $150 million in total consolidated assets. Nevertheless, as of December 31, 1997, the Company had regulatory capital in excess of the FRB's minimum requirements, with a total risk-based capital ratio of 47.5%, a Tier 1 risk-based capital ratio of 46.3% and a leverage ratio of 23.8%.

DIVIDENDS. The FRB has issued a policy statement with regard to the payment of cash dividends by bank holding companies. In the policy statement, the FRB expressed its view that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

In addition to the restrictions on dividends that may be imposed by the FRB, the Delaware General Corporation Law (the "DGCL") allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL), or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

THE BANK

GENERAL. The Bank is an Indiana-chartered bank, the deposit accounts of which are insured by the BIF of the FDIC. As a BIF-insured, Indiana-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFI, as the chartering authority for Indiana banks, and the FDIC, as administrator of the BIF.

DEPOSIT INSURANCE. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

For the year ended December 31, 1997, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 1998, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

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

FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the FICO, the entity created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. Such FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 1997, the FICO assessment rate for SAIF members was approximately 0.063% of deposits while the FICO assessment rate for BIF members was approximately 0.013% of deposits. During the year ended December 31, 1997, the Bank paid FICO assessments totaling $ 1,293.81.

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

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the FDIC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

During the year ended December 31, 1997, the Bank was not required by the FDIC to increase its capital to an amount in excess of the minimum regulatory requirements. As of December 31, 1997, the Bank exceeded its minimum regulatory capital requirements with a total risk-based capital ratio of 40.2%, a Tier 1 risk-based capital ratio of 38.9% and a leverage ratio of 20.0%.

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

DIVIDENDS. Indiana law prohibits the Bank from paying dividends in an amount greater than its undivided profits. The Bank is, however, required to obtain the approval of the DFI for the payment of any dividend if the aggregate amount of all dividends paid by the Bank during any calendar year, including the proposed dividend, would exceed the sum of: (i) the total net profits of the Bank for that year; and (ii) the retained net profits of the Bank for the previous two years. Indiana law defines, "net profits" to mean the sum of all earnings from current operations plus actual recoveries on loans, investments and other assets, less the sum of all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal, state and local taxes.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1997. As of December 31, 1997, approximately $ 0.0 million was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

INSIDER TRANSACTIONS. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit by the Company and its subsidiary, on investments in the stock or other securities of the Company and its subsidiary and the acceptance of the stock or other securities of the Company or its subsidiary as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiary, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or its subsidiary or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the guidelines is of such severity that it could threaten the safety and soundness of the institution. Failure to submit an acceptable plan, or failure to comply with a plan that has been accepted by the appropriate federal regulator, would constitute grounds for further enforcement action.

BRANCHING AUTHORITY. Indiana banks, such as the Bank, have the authority under Indiana law to establish branches anywhere in the State of Indiana, subject to receipt of all required regulatory approvals.

Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Indiana has enacted legislation permitting interstate mergers subject to certain conditions. Additionally, Indiana law allows out-of-state banks to acquire individual branch offices in Indiana and to establish de novo branches in Indiana subject to certain conditions, including a requirement that the laws of the state in which the out-of-state bank is headquartered permit Indiana banks authority to acquire or establish branches in such state.

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

FEDERAL RESERVE SYSTEM. FRB regulations, as presently in effect, require depository institutions to maintain noninterest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $47.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $47.8 million, the reserve requirement is $1.434 million plus 10% of the aggregate amount of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the FRB. The Bank is in compliance with the foregoing requirements.

ITEM 1.  BUSINESS-STATISTICAL DISCLOSURE

I.  DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
    INTEREST RATES AND INTEREST DIFFERENTIAL

    A. The following are the average balance sheets for the years ending December 31:


                                                    ----------------------1997--------------------
                                                                          ----
                                                    Average                                Average
                                                    Balance               Interest          Rate
                                                    -------               --------         -------
                                                                (Dollars in thousands)
ASSETS
Interest-earning assets
    Federal funds sold                             $ 3,132              $    177            5.65%
    Interest-bearing deposits in other
     financial institutions                            617                    41            6.65
    Securities available for sale-taxable (1)       15,414                   920            5.97
    Loans receivable (2)                             9,895                   884            8.93
                                                   -------              --------
      Total interest-earning assets                 29,058                 2,022            6.96%

Noninterest-earning assets
    Cash and due from banks                          1,386
    Allowance for loan losses                         (147)
    Premises and equipment, net                        681
    Accrued interest receivable and
     other assets                                      305
                                                   -------

                                                   $31,283
                                                   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
    Savings, NOW and money markets                  $7,873              $    398            5.06%
    Certificates of deposits                         7,583                   437            5.76
    Securities sold under agreements
     to repurchase                                   2,153                   107            4.97
                                                   -------              --------
      Total interest-bearing liabilities            17,609                   942            5.35%
                                                                        --------

Noninterest-bearing liabilities
    Demand deposits                                  1,904
    Accrued interest payable and
     other liabilities                                 142
                                                   -------
                                                    19,655


Shareholders' equity                                11,628
                                                   -------

                                                   $31,283
                                                   =======

Net interest income/spread                                              $  1,080            1.61%
                                                                        ========          ======

Net interest income as a percent
 of average interest earning assets                                                         3.72%
                                                                                          ======

--------------------------------------------------------------------------------

(1) Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities.
(2) Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.

I.  DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
    INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)



                                               ----------------------1996-------------------------
                                                                     ----
                                                    Average                                Average
                                                    Balance               Interest          Rate
                                                    -------               --------         -------
                                                             (Dollars in thousands)
ASSETS
Interest-earning assets
    Securities available for sale-taxable (1)      $ 4,127                 $   197           4.77%
                                                   -------                 -------
      Total interest-earning assets                  4,127                     197           4.77%

Noninterest-earning assets
    Cash and due from banks                            658
    Accrued interest receivable and
     other assets                                      107
                                                   -------

                                                   $ 4,892
                                                   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
    Borrowings                                     $   133                 $     8           6.02%
                                                   -------                 -------
      Total interest-bearing liabilities               133                       8           6.02%
                                                                           -------

Noninterest-bearing liabilities
    Accrued interest payable and
     other liabilities                                   5
                                                   -------
                                                       138

Shareholders' equity                                 4,754
                                                   -------

                                                   $ 4,892
                                                   =======

Net interest income/spread                                                 $   189          (1.25)%
                                                                           =======        =======

Net interest income as a percent
 of average interest earning assets                                                          4.58%
                                                                                          =======

--------------------------------------------------------------------------------
(1) Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized of securities.

I.  DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
    INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

    B. The following tables set forth the effect of volume and rate changes on interest income and expense for the periods indicated. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

        Volume Variance - change in volume multiplied by the previous year's rate. Rate Variance - change in rate multiplied by the previous year's volume. Rate/Volume Variance - change in volume multiplied by the change in rate. This variance was allocated to volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.




                                            Total
                                          Variance          Variance Attributable To
                                                          ----------------------------
                                          1997/1996        Volume             Rate
                                          ---------        ------             ----
                                                         (In thousands)
INTEREST INCOME
   Federal funds sold                     $     177       $     177       $          -
   Interest-bearing deposits in other
     financial institutions                      41              41                  -
   Securities available for sale-taxable        723             662                 61
   Loans receivable                             884             884                  -
                                          ---------       ---------       ------------
                                              1,825           1,764                 61

INTEREST EXPENSE
   Savings, NOW and money markets               398             398                  -
   Certificates of deposits                     437             437                  -
   Securities sold under agreements
     to repurchase                              107             107                  -
   Borrowings                                    (8)             (8)                 -
                                          ---------       ---------       ------------
                                                934             934                  -
                                          ---------       ---------       ------------

NET INTEREST INCOME                       $     891       $     830       $         61
                                          =========       =========       ============

II.  INVESTMENT PORTFOLIO

     A. The carrying value of securities available for sale as of December 31 are summarized as follows:

                                                    1997     1996
                                                   -------  -------
                                                   (In thousands)

U.S. Government and federal agencies               $22,190  $10,128
Obligations of states and
 political subdivisions                                161        -
                                                   -------  -------

                                                   $22,351  $10,128
                                                   =======  =======



     B. The maturity distribution and weighted average interest rates of securities available for sale at December 31, 1997 are as follows:



                                      ----------------Maturing-----------------
                                                      --------
                                               (Dollars in thousands)
                                                              After One Year
                                            Within              But Within
                                           One Year             Five Years
                                           --------             ----------
                                       Amount    Rate        Amount       Rate
                                       ------    ----        ------       ----
 U.S. Government and federal
  agencies                            $  1,843   5.78%      $  20,347     6.15%
 Obligations of states and political
 subdivisions                              161   6.37               -        -
                                      --------              ---------

                                      $  2,004   5.83%      $  20,347     6.15%
                                      ========              =========



         The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

     C. Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no securities of any one issuer which exceeded 10% of the shareholders' equity of the Company at December 31, 1997.

III. LOAN PORTFOLIO


     A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31 for the year indicated:



                                                                   1997
                                                                   ----
                                                              (In thousands)
         Commercial                                               $14,733
         Residential real estate mortgage, net                      6,376
         Installment loans to individuals                           1,242
                                                                  -------

                                                                  $22,351
                                                                  =======


         Concentrations of Credit Risk: The Company grants commercial, residential real estate mortgage and installment loans to individuals mainly in north central Indiana. Commercial loans include loans collateralized by business assets. Commercial loans make up approximately 66% of the loan portfolio and the loans are expected to be repaid from cash flow from operations of businesses. Residential real estate mortgage loans make up approximately 28% of the loan portfolio and are collateralized by residential real estate. Installment loans to individuals make up approximately 6% of the loan portfolio and are primarily collateralized by consumer assets.

     B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following table shows the amounts of commercial loans outstanding as of December 31, 1997 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)


                       Maturing                                Commercial
                       --------                                ----------
                                                             (In thousands)

         Within one year                                        $   5,785
         After one year but within five years                       7,991
         After five years                                             957
                                                                ---------

                                                                $  14,733
                                                                =========


                                       Commercial Loan Interest Sensitivity
                                       ------------------------------------
                                                   (In thousands)
                                       Fixed         Variable
                                        Rate           Rate          Total
                                        ----           ----          -----
         Due after one year but
          within five years           $  5,339       $   2,652      $  7,991
         Due after five years              553             404           957
                                      --------       ---------      --------

                                      $  5,892       $   3,056      $  8,948
                                      ========       =========      ========

     C.   Risk Elements

          1. Nonaccrual, Past Due, Restructured and Impaired Loans - The following schedule summarizes nonaccrual, past due, restructured and impaired loans at December 31.


                                                                              1997
                                                                              ----
                                                                         (In thousands)
              (a) Loans accounted for on a nonaccrual basis                  $     -

              (b) Accruing loans which are contractually past due 90
                   days or more as to interest or principal payments               -

              (c) Loans not included in (a) or (b) which are
                   "Troubled Debt Restructurings" as defined by
                   Statement of Financial Accounting Standards No. 15              -

              (d)  Other loans defined as "impaired"                               -
                                                                             -------

                                                                             $     -
                                                                             =======


              Management believes the allowance for loan losses at December
              31, 1997 is adequate to absorb any losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.


                                                                            1997
                                                                            ----
                                                                       (In thousands)
              Gross interest income that would have been
              recorded in 1997 on nonaccrual loans outstanding
              at December 31, 1997 if the loans had been current,
              in accordance with their original terms and had
              been outstanding throughout the period or since
              origination if held for part of the period                   $      -

              Interest income actually recorded on nonaccrual
              loans and included in net income for the period                     -
                                                                           --------

              Interest income not recognized during the period             $      -
                                                                           ========

            Discussion of the Nonaccrual Policy

            The accrual of interest income is discontinued when the collection of a loan or interest, in whole or in part, is doubtful. When interest accruals are discontinued, interest income accrued in the current period is reversed. While loans which are past due 90 days (180 days for residential real estate mortgage loans) or more as to interest or principal payments are considered for nonaccrual status, management may elect to continue the accrual of interest when the estimated net realizable value of collateral, in management's judgment, is sufficient to cover the principal balance and accrued interest.

       2.   Potential Problem Loans

            As of December 31, 1997, in addition to the $-0- of loans reported under Item III, C.1., there are approximately $-0- in other outstanding loans where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III. C.1 at some future date. Consideration was given to loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in Section 1 above. To the extent that such loans are not included in the $-0- potential problem loans described above, management believes that such loans will not materially impact future operating results, liquidity, or capital resources.

       3.   Foreign Outstandings

            None

       4.   Loan Concentrations

            None

D.   Other Interest-Bearing Assets

     There are no other interest-bearing assets as of December 31, 1997 which would be required to be disclosed under Item III. C.1 or 2 if such assets were loans.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

     A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the year ended December 31:


                                                                   1997
                                                                   ----
                                                         (Dollars in thousands)
     LOANS
           Loans outstanding at end of period                    $  22,351
                                                                 =========

           Average loans outstanding during period               $   9,895
                                                                 =========

     ALLOWANCE FOR LOAN LOSSES

           Balance at beginning of period                        $       -

           Loans charged-off
              Commercial                                                 -
              Residential real estate mortgage                           -
              Installment loans to individuals                           -
                                                                 ---------
                                                                         -
           Recoveries of loans previously charged-off
              Commercial                                                 -
              Residential real estate mortgage                           -
              Installment loans to individuals                           -
                                                                 ---------
                                                                         -
                                                                 ---------
     Net loans charged-off                                               -

     Provision for loan losses                                         360
                                                                 ---------

     Balance at end of period                                    $     360
                                                                 =========

     Ratio of net charge-offs during the period to
      average loans outstanding during the period                        -%
                                                                 =========



         The allowance for loan losses balance and the provision for loan losses are judgmentally determined by management based upon periodic reviews of the loan portfolio. In addition, management considered the level of charge-offs on loans as well as the fluctuations of charge-offs and recoveries on loans including the factors which caused these changes. Estimating the risk of loss and the amount of loss is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values and other factors and estimates which are subject to change over time.

     B. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

                                                   December 31, 1997
                                             Allocation of the Allowance
                                           --------for Loan Losses---------
                                                   ---------------
                                                         Percentage of Loans
                                                           In Each Category
                                             Allowance         to Total
                                               Amount            Loans
                                               ------            -----
                                                (Dollars in thousands)

     Commercial                                 $ 151             65.9%
     Residential real estate mortgage              49              28.5
     Installment loans to individuals              14               5.6
     Unallocated                                  146                 -
                                                -----          --------

                                                $ 360             100.0%
                                                =====          ========


         While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.


V.  DEPOSITS

    The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

                                                       1 9 9 7
                                                       -------
                                                 Average      Average
                                                 Amount        Rate
                                                 ------        ----
                                               (Dollars in thousands)

    Savings,  NOW and money markets              $ 7,873        5.06%
    Certificates of deposits                       7,583        5.76
    Demand deposits (noninterest-bearing)          1,904           -
                                                 -------

                                                 $17,360
                                                 =======


    Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 1997 are summarized as follows:


                                                          Amount
                                                          ------
                                                      (In thousands)

    Three months or less                                  $ 6,607
    Over three months and through six months                6,316
    Over six months and through twelve months               1,722
    Over twelve months                                        605
                                                          -------

                                                          $15,250
                                                          =======

VI. RETURN ON EQUITY AND ASSETS


    The ratio of net income (loss) to average shareholders' equity and average total assets and certain other ratios are as follows:


                                                   1997         1996
                                                   ----         ----
                                                 (Dollars in thousands)

   Average total assets                         $    31,283  $     4,892
                                                ===========  ===========

   Average shareholders'
    equity (1)                                  $    11,628  $     4,754
                                                ===========  ===========

   Net income (loss)                            $      (762) $      (290)
                                                ===========  ===========

   Cash dividends declared                      $         -  $         -
                                                ===========  ===========

   Return on average total assets                     (2.44)%      (5.93)%

   Return on average shareholders' equity             (6.55)%      (6.10)%

   Dividend payout percentage                             - %          - %

   Average shareholders'
    equity to average total assets                    37.17%       97.18%


   (1) Net of average unrealized appreciation or depreciation on securities available for sale.


VII.  SHORT-TERM BORROWINGS

      The Company did not have any category of short-term borrowings for which the average balance outstanding during the reported periods was 30 percent or more of shareholders' equity at the end of the reported periods.

ITEM 2.  DESCRIPTION OF PROPERTY

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

The lease for the building has a primary term of five years with an option for one five-year extension, and permits the Company, the Bank or an affiliate of either to purchase the property for $800,000 at any time during the term of the lease. Under the lease, the aggregate annual lease payment was $67,500 for 1997 and increases by $14,500 in 1998, $4,500 in 1999 and $9,500 in each succeeding year during the initial five year term. It also increases by 5% per year over and above the rental payment due in year five in each year of the five year option period, if exercised.

The Bank has four interior teller stations and a night depository facility. The Company believes the facility will be adequate to meet the needs of the Company and the Bank for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not aware of any legal proceedings against it or the Bank.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1997.


                                   PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock was held by approximately 67 holders of record as of March 5, 1998, and is quoted on the OTC Bulletin Board under the symbol "SJOE." To date there has been no regular and liquid market for the common stock, and there can be no assurance that a regular and liquid trading market will develop in the foreseeable future.

The following table shows, for the periods indicated, the high and low bid quotations per share of transactions in the Company's common stock as quoted on the OTC Bulletin Board. Certain other private transactions may have occurred during the periods indicated of which the Company has no knowledge. The following prices represent inter-dealer prices without retail markups, markdowns or commissions.

                                     Per Share           Per Share
                                     Bid Prices          Dividends
         1996                      High        Low       Declared
         ----                      ----        ---       ---------
    March 31, 1996                  N/A         N/A          N/A
    June 30, 1996                   N/A         N/A          N/A
    September 30, 1996            $10.625     $10.000 *       -
    December 31, 1996              10.750      10.625         -

          1997
          ----
    March 31, 1997                $12.125     $10.750         -
    June 30, 1997                  13.375      12.125         -
    September 30, 1997             16.000      13.000         -
    December 31, 1997              17.250      16.000         -


    * Represents initial public offering price on September 4, 1996.

No cash or other dividends were declared or paid during the fiscal year ended
December 31, 1997 or 1996.   The Company expects that all Company and Bank
earnings, if any, will be retained to finance the growth of the Company and the Bank and that no cash dividends will be paid for the foreseeable future. If and when dividends are declared, the Company will probably be largely dependent upon dividends paid by the Bank for funds to pay dividends on the Common Stock. It is also possible, however, that the Company will pay dividends in the future generated from investment income and other activities of the Company.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The information on pages 8 - 15 of the Company's 1997 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated by reference.


ITEM 7.  FINANCIAL STATEMENTS

The following financial statements and related notes from the 1997 Annual Report to Stockholders are incorporated by reference:

                                                                Annual Report
                                                                   Page No.
                                                                   --------
Report of Independent Auditors                                        16
Consolidated Balance Sheets                                           17
Consolidated Statements of Income                                     18
Consolidated Statements of Changes in Shareholders' Equity            19
Consolidated Statements of Cash Flows                                 20
Notes to Consolidated Financial Statements                          21 - 30


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

A. Directors. The information on pages 2 - 3 of the 1997 proxy statement under the caption "Election of Directors" is incorporated by reference.

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

In March 1996, the Company entered into an employment agreement with John Rosenthal, for a term beginning on such date and ending on March 18, 2000. In the absence of notice from either party to the contrary, the employment term under the agreement extends for an additional one year at the end of each year of the agreement. Under the agreement, Mr. Rosenthal received an initial annual salary of $98,000. The agreement includes a provision for the annual review, and possible increase (but not a decrease) of his salary, as well as performance bonuses, membership in a local country club, an automobile allowance, participation in the Company's benefit plans, disability benefits and life insurance. The employment agreement is terminable at any time by either the Company's Board of Directors or by Mr. Rosenthal. The agreement provides severance benefits in the event he is terminated without cause, including severance compensation equal to his then current salary and benefits for the remainder of the then current term of the employment agreement. The Company also must pay all accrued salary, vested deferred compensation and other benefits then due to him. The Company may terminate the agreement at any time for cause without incurring any post-termination obligation to Mr. Rosenthal. If Mr. Rosenthal is terminated upon a change in control, he is to be paid severance compensation equal to three times: (i) his salary at the rate then in effect at the time of termination; (ii) the amount of any bonus he would have received; and (iii) the value of the other benefits which would have accrued to him if he had remained employed for the full term of his agreement. Moreover, he will continue to receive health, life and disability insurance coverage for three years following such termination. Pursuant to a non-competition covenant of the agreement, Mr. Rosenthal is prohibited from competing with the Company or its subsidiaries within a 50-mile radius of the Company's main office for a period of one year following the termination of his employment agreement.

ITEM 10.  EXECUTIVE COMPENSATION

The information on pages 4 - 5 of the 1997 Proxy Statement under the caption "Executive Compensation" is incorporated by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information on page 6 of the 1997 Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners" is incorporated by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information on page 4 of the 1997 Proxy Statement under the caption "Transactions with Management" is incorporated by reference.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) Index to Financial Statements

See Part II, Item 7, Financial Statements

(a)(2) Schedule of Exhibits

The Exhibit Index which immediately follows the signature pages to this Form 10-KSB is incorporated by reference. The exhibits required to be filed with this Form 10-KSB are included with this Form 10-KSB and are located immediately following the Exhibit Index to this Form 10-KSB.

(b) Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1997.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1998.


                               ST. JOSEPH CAPITAL CORPORATION

                               By:
                                  ----------------------------------------------
                                  John W. Rosenthal, Chief Executive Officer and Chairman of the Board


                               By:
                                  ----------------------------------------------
                                  Edward R. Pooley, Principal Financial Officer and Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities noted below and on March 25, 1998.



            Signature                                 Title
            ---------                                 -----


__________________________________        President, Principal Executive
John W. Rosenthal                         Officer and Chairman of the Board

__________________________________        Director
Arthur J. Decio

__________________________________        Director
David A. Eckrich

__________________________________        Director
Jerry Hammes

__________________________________        Director
V. Robert Hepler

__________________________________        Director
Helen L. Krizman


__________________________________            Director
Scott C. Malpass

__________________________________            Director
Jack Matthys

__________________________________            Director
Arthur H. McElwee

__________________________________            Director
Myron Noble

__________________________________            Director
Richard A. Rosenthal

__________________________________            Director
Robert A. Sullivan

                        ST. JOSEPH CAPITAL CORPORATION
                                EXHIBIT INDEX


================================================================================
                                                                      SEQUENTIAL
EXHIBIT                   DESCRIPTION OF EXHIBITS                    PAGE NUMBER
  NO.
--------------------------------------------------------------------------------
  3.1        Certificate of Incorporation, as amended, of St. Joseph        *
             Capital Corporation
--------------------------------------------------------------------------------
  3.2        Bylaws of St. Joseph Capital Corporation                       *
--------------------------------------------------------------------------------
  4.1        Specimen Common Stock Certificate of St. Joseph Capital        *
             Corporation (See also Articles IV, VI, VII, VIII, XI
             and XII of Exhibit 3.1 and Articles III, IX, X, XI and
             XII of Exhibit 3.2)
--------------------------------------------------------------------------------
 10.1        St. Joseph Capital Corporation 1996 Stock Incentive Plan       *
--------------------------------------------------------------------------------
 10.2        Stock Option Agreement between St. Joseph Capital              *
             Corporation and John W. Rosenthal, dated June 11, 1996
--------------------------------------------------------------------------------
 10.3        Employment Agreement between St. Joseph Capital and            *
             John W. Rosenthal, dated March 18, 1996
--------------------------------------------------------------------------------
 10.4        Amendment to the Employment Agreement between St.             28
             Joseph Capital and John W. Rosenthal, dated March 18,
             1996
--------------------------------------------------------------------------------
 10.5        St. Joseph Capital Bank 401(k) Plan                           **
--------------------------------------------------------------------------------
 13.1        Annual Report to Security holders (furnished for the          40
             information of the Commission and not to be deemed
             "filed" as part of this Form 10-KSB)
--------------------------------------------------------------------------------
 21.1        Subsidiary of St. Joseph Capital Corporation                   *
--------------------------------------------------------------------------------
 27.1        Financial Data Schedule                                       27
--------------------------------------------------------------------------------
 99.1        Proxy Statement and form of proxy for the Annual              29
             Meeting of Stockholders to be held May 21, 1998,
             (except for sections incorporated by reference into
             this Form 10-KSB, the proxy materials shall not be
             deemed to be "filed" with the Commission)
================================================================================

* Incorporated by reference from the Registration Statement on Form SB-2 filed by the Company on June 21, 1996 (SEC File No. 333-06581), as amended.

** Incorporated by reference from the Registration Statement on Form S-8 filed by the Company on October 29, 1996 (SEC File No. 333-14999).