Form 10QSB
period 1998-03-31
ST JOSEPH CAPITAL CORP
filed 1998-05-07
CIK 1015856

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB



          x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period ended March 31, 1998

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

                                      N/A
                                -----------------
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    ----     ----
                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

     1,276,495 shares of common stock, $0.01 par value per share, were outstanding as of May 1, 1998.

     Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                     ----   ----

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                          NUMBER
                                     PART I

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


            Consolidated Condensed Balance Sheets,
                   March 31, 1998 and December 31, 1997                     3

            Consolidated Condensed Statements of Income,
                   Three Months Ended March 31, 1998 and 1997.              4

            Consolidated Statements of Changes in Stockholders' Equity,
                   Three Months Ended March 31, 1998 and 1997.              5

            Consolidated Condensed Statements of Cash Flow,
                   Three Months Ended March 31, 1998 and 1997.              6

            Notes to Consolidated Financial Statements                      7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                              7-9


                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  CHANGES IN SECURITIES

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES                                                                S-1

                        ST. JOSEPH CAPITAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


                                                                MARCH 31,   DECEMBER 31,
ASSETS                                                            1998         1997
                                                                  ----         ----

       Cash and due from banks                              $   2,552,857   $    985,464
       Federal Funds sold                                       3,750,000      3,550,000
                                                            -------------   ------------
               Total Cash and Cash Equivalents                  6,302,857      4,535,464

       Interest bearing deposits in banks                              --        500,000
       Securities available for sale                           23,335,084     22,351,254
       Loans, net                                              27,353,855     21,991,115
       Bank premises and equipment, net                           858,800        881,840
       Other assets                                               576,757        579,661
                                                            -------------   ------------

               Total Assets                                 $  58,427,353   $ 50,839,334
                                                            =============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

       Deposits                                             $  42,319,549   $ 34,915,881
       Repurchase Agreements                                    4,648,594      4,503,760
       Other liabilities                                          251,599        215,268
                                                            -------------   ------------

               Total Liabilities                               47,219,742     39,634,909

STOCKHOLDERS' EQUITY

       Common stock                                                12,762         12,695
       Additional Paid in Capital                              12,281,068     12,164,648
       Retained deficit                                        (1,172,332)    (1,052,339)
       Unrealized gain on securities available for sale, net       86,113         79,421
                                                            -------------   ------------
               Total Stockholders' Equity                      11,207,611     11,204,425
                                                            -------------   ------------

               Total Liabilities and Stockholders' Equity   $  58,427,353   $ 50,839,334
                                                            =============   ============


                         ST. JOSEPH CAPITAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                                      THREE MONTHS      THREE MONTHS
                                                                          ENDED             ENDED
                                                                     MARCH 31, 1998    MARCH 31, 1997
                                                                     ----------------  --------------

         INTEREST INCOME:
               Loans, including fees                               $    528,420         $    25,954
               Securities and other                                     379,987             145,230
                                                                   ------------         -----------
               Total Interest Income                                    908,407             171,184

         INTEREST EXPENSE:
               Deposits                                                 427,593              32,671
               Repurchase Agreements                                     62,230                 562
                                                                   ------------         -----------
                     Total Interest Expense                             489,823              33,233

                     Net Interest Income                                418,584             137,951

         LESS: PROVISION FOR LOAN LOSSES                                100,005              41,900
                                                                   ------------         -----------

                     Net Interest Income after provision
                      for loan losses                                   318,579              96,051


         OTHER INCOME:                                                   13,531              13,784

         OTHER EXPENSES:
               Salaries and employee benefits                           236,941             143,684
               Occupancy                                                109,566              49,113
               Other                                                    105,595              82,844
                                                                   ------------         -----------
                     Total Other Expense                                452,102             275,641
                                                                   ------------         -----------

         Loss before Income Tax                                    $   (119,992)        $  (165,806)

         Income Tax Expense                                                  --                  --
                                                                   ------------         ------------


         Net Loss                                                  $   (119,992)        $  (165,806)
                                                                   ============         ===========

         Net Loss per share                                                (.09)               (.13)

                         ST. JOSEPH CAPITAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)



                                                THREE MONTHS ENDED        THREE MONTHS ENDED
                                                  MARCH 31, 1998            MARCH 31, 1997
                                               ------------------         ------------------

Balance, January 1                                $  11,204,425             $   11,792,886

Proceeds from issuance of common stock
 for Employee 401k Plan                                 116,486                      5,080

Proceeds from issuance of common stock                       --                         --

Change in unrealized appreciation on
 securities available for sale, net of tax                6,692                     11,050

Net loss                                               (119,992)                  (165,806)
                                               ----------------           ----------------


Balance at end of period                          $  11,207,611             $   11,643,210
                                                  =============             ==============

                         ST. JOSEPH CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)


                                                              Three Months     Three Months
                                                                 Ended             Ended
                                                             March 31, 1998   March 31, 1997
                                                             ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                  $    (119,992)    $    (165,806)
   Adjustments to reconcile net loss to net cash
     from operating activities
       Depreciation                                                 53,266            11,235
       Provision for loan loss                                     100,005            41,900
       Net amortization (accretion) on securities
           Available for sale                                       14,023           (48,023)
       Gains on sales of securities available for sale, net        (10,919)               --
       Net change in
           Accrued interest receivable                              17,070           (98,022)
           Other assets                                            (14,167)           (4,015)
           Accrued interest payable                                 39,275            20,519
           Other liabilities                                        (7,405)           26,744
                                                             -------------     -------------
           Net cash from operating activities                       71,156          (215,468)
                                                             -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net change in interest bearing deposits in
       Other financial institutions                                500,000                --
   Purchase of securities available for sale                    (3,988,281)      (10,611,822)
   Proceeds from sales of securities available for sale          3,012,500                --
   Proceeds from maturities and calls of securities
       Available for sale                                               --        13,285,000
   Net change in loans receivable                               (5,462,745)       (2,886,078)
   Purchase of premises and equipment, net                         (30,226)         (205,399)
                                                             -------------     -------------
       Net cash from investing activities                       (5,968,752)         (418,299)
                                                             -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in deposits                                        7,403,668         9,176,442
   Net change in securities sold under agreements
       to repurchase                                               144,834           285,281
   Proceeds from issuance of common stock, net                     116,487             5,080
                                                             -------------     -------------
       Net cash from financing activities                        7,664,989         9,466,803
                                                             -------------     -------------

Net change in cash and cash equivalents                          1,767,393         8,833,036

Cash and cash equivalents at beginning of period                 4,535,464         1,410,112
                                                             -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $   6,302,857     $  10,243,148
                                                             =============     =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the balance sheets of St. Joseph Capital Corporation (the "Company") as of March 31, 1998 and December 31, 1997, the statements of income for the three months ended March 31, 1998 and March 31, 1997, the changes in stockholders' equity for the three months ended March 31, 1998 and March 31, 1997, and for the cash flows for the three months ended March 31, 1998 and March 31, 1997. The income reported for the periods presented is not necessarily indicative of the results to be expected for the full year.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, St. Joseph Capital Bank (the "Bank"). All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 3 - COMPARATIVE DATA

     The Company was incorporated in February 1996. Its operating subsidiary (the Bank) commenced operations on February 13, 1997. As of March 31, 1997, St. Joseph Capital Bank was open for only 46 days, therefore, comparative statements for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for future years.

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

PLAN FOR OPERATION

     The Company's plan for the next twelve months is to raise funds by attracting and developing client relationships through innovative products and exceptional client service. Management does not contemplate the need to raise additional funds by other means at this time. Based on current growth projections, management believes that the Company is likely to have adequate funds to meet its cash requirements at this time. The computer-banking product that was being developed in 1997 is in the process of being released. The Bank currently has 15 clients using the computer-based banking product, referred to as Premier Electronic Access "PEA". The Bank plans to continue with product research and development in 1998. During the next twelve months, the Bank does not anticipate the need for any significant equipment expenditures. Also, management anticipates staffing levels to increase slightly in 1998.

EARNINGS SUMMARY

     Consolidated net loss for the Company for the first quarter 1998 was $(119,992), compared to $(165,806) for the corresponding period in 1997. Basic and diluted loss per common share was $(.09) for the first quarter 1998, compared to $(.13) in same period of 1997.

RESULTS OF OPERATIONS

COMPARING THREE MONTHS ENDED MARCH 31, 1998 TO DECEMBER 31, 1997

     Total assets were $58.4 million at March 31, 1998 compared to $50.8 million at December 31, 1998 a 15.0% increase. As the Bank is still in its infancy, growth in the loan portfolio funded by increased deposits is anticipated to continue at a rapid pace.

     At March 31, 1998, total loans receivable, net of deferred fees, increased to $27.8 million compared to $22.4 at December 31, 1997. The increase was funded by growth in deposits. The mix of total loans receivable at March 31, 1998 was $18.7 million or 67.4% in commercial loans, $7.0 million or 25.0% in residential mortgage loans and $2.1 million or 7.6% in installment loans to individuals. In addition to the outstanding loan balances, the Company had unfunded loan commitments of $16.7 million as of March 31, 1998.

     Securities available for sale totaled $23.3 million at March 31, 1998, which represented an increase of $1.0 million or 4.5% from $22.3 million at December 31, 1997. The increase was funded by the growth in deposits not redeployed into loans. All securities have been classified as available for sale. Available for sale securities represent those securities which the Bank may decide to sell if needed for liquidity, asset/liability management or other reasons. Such securities are reported at fair value with unrealized gains and losses included as a separate component of shareholder' equity, net of tax.
The unrealized gain on the securities portfolio, net of taxes was $86,113 at March 31, 1998.

     Total deposits and funds received from the short-term borrowings in the form of repurchase agreements with local relationship-based commercial clients at March 31, 1998 amounted to $47.0 compared to $39.4 million at December 31, 1997 a 19.2% increase. Though short-term in nature, repurchase agreements have been and continue to be a stable source of funds. Repurchase agreements grew to $4.6 at March 31, 1998.

     The provision for loan losses charged to operations was based partially on management's estimation of future losses and on an evaluation of portfolio risk and economic factors. The provision for loan losses at March 31, 1998 was $100,005 and the allowance for loan losses at March 31, 1998 was $460,005 compared to $360,000 at December 31, 1998. The allowance for loan losses as of March 31, 1998 represented approximately 1.65% of gross loans outstanding.

     At March 31, 1998, there were no loans where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which, in management's judgement, may result in disclosure of such loans. Furthermore, management is not aware of any potential problem loans, which could have a material effect on the Company's operating results, liquidity, or capital resources.

     Management allocated approximately 53.1% of the allowance for loan losses to commercial loans; 13.3% to residential loans; and 2.8% to installment loans to individuals at March 31, 1998, leaving 30.8% unallocated. There were no nonperforming loans at March 31, 1998. Management believes the allowance for loan losses balance at March 31, 1998 is adequate to absorb potential losses in the loan portfolio.

     Net interest income for the three months ended March 31, 1998 was $418,584, an increase of $ 280,663 over the three months ended March 31, 1997. This was primarily due to an increase in securities available for sale and loans receivable, funded by deposit growth. The net interest margin for March 31, 1998 was 3.29% compared to 4.05% for March 31, 1997. The decrease in the margin can be attributed to significant growth in securities available for sale which have a lower yield than loans receivable coupled with the competitive economic environment.

     Total noninterest income was $13,531 for the three months ended March 31, 1998 compared to $13,784 for the three months ended March 31, 1997.
Noninterest income resulted from net gains on sales of securities available for sale and other income.

     Total noninterest expense was $452,102 for the three months ended March 31, 1998 compared to $275,641 for the three months ended March 31, 1997 or a 64.0% increase. The increase was primarily the result of the following factors. Salaries and employee benefits increased $93,257 or 64.9% to $236,941 in the three months ended March 31, 1998. This increase was due to hiring additional employees needed to operate the bank. Occupancy and equipment expense increased by $60,453 primarily due to the depreciation on equipment needed to operate the bank as well as maintenance contracts needed to keep the equipment functioning. Other expense increased $22,751 due to the increases in client courier costs, data processing, credit and debit card processing expense.

     Since the Company is still classified as a start-up venture, it is anticipated that the Company's net losses will continue for some period in the future.

     The potential future income tax benefit from the net operating losses in 1997 and 1996 has not been reflected in the consolidated financial statements. A valuation allowance has been recorded to offset the excess of deferred tax assets over deferred tax liabilities. At such time when management believes that it is more likely than not that the income tax benefit will be used by the Company to offset future income tax expense, the valuation allowance will be reduced and a tax benefit will be realized. The income tax benefit from the losses in 1997 and 1996 can be carried forward for fifteen years from the time of the loss before they expire. Accordingly, the Company's net operating loss carryforward for 1997 will expire in 2012 and the net operating loss carryforward for 1996 will expire in 2011 if they remain unused at that time.

     A new accounting standard has been issued which will require future reporting in 1998 of comprehensive income (loss). Comprehensive income (loss) is net income (loss), plus changes in unrealized appreciation (depreciation) on securities available for sale, net of tax.

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

     Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-bearing deposits in other financial institutions and securities available for sale. These assets are commonly referred to as liquid assets. Liquid assets were $29.6 million at March 31, 1998 compared to $27.4 million at December 31, 1997. Liquidity levels improved $2.2 million from December 31, 1997 to March 31, 1998 primarily due to increased investments in liquid assets funded by growth in deposits, which exceeded the growth in loans receivable. Management recognizes that securities may need to be sold in the future to help fund loan demand and accordingly, as of March 31, 1998, the entire securities portfolio of $23.3 million was classified as available for sale. Management believes its current liquidity level is sufficient to meet anticipated future growth.

     The Company is in the process of securing a line of credit with the Federal Home Loan Bank using its $7.8 million in qualifying real estate mortgage loans to collateralize borrowings that could readily be used as an additional source of liquidity in the future.

     The statements of cash flows for the periods presented provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the statements of cash flows for 1998 and 1997 follows.

     For the three months ended March 31, 1998, the Company experienced a net increase in cash from operating activities of $71,156 compared to a net decrease in cash from operating activities of $(215,468) for the three months
ended March 31, 1998.   The increase in cash from operating activities of
$286,624 for 1998 as compared to 1997 was partially due to the reduction in the net loss from the operations of the Bank during the three months ended March 31, 1998.

     For both periods presented, the Company also experienced a net decrease in net cash from investing activities. Net cash from investing activities was $(6.0 million) and $(.4 million) for the three months ended March 31, 1998 and March 31, 1997. The changes in net cash from investing activities include growth in loans receivable, as well as purchases and normal maturates of securities available for sale and purchases of equipment. For the three months ended March 31, 1998 the Company received $3.0 million from sales of securities available for sale.

     Net cash flow from financing activities was $7.7 million and $9.5 million for the three months ended March 31, 1998 and March 31, 1997. In both periods the increase was primarily attributable to growth in total deposits and securities sold under agreements to repurchase of $7.4 million and $9.1 million.

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

CAPITAL RESOURCES

     Total shareholders' equity was $11.2 million as of March 31, 1998. The slight increase from December 31, 1997 was primarily attributed to the net loss during the first quarter 1998 of $(119,992) offset by the change in the unrealized appreciation on the securities portfolio as well the investment in the Company by its employees under the Companies 401k Retirement Plan.

     Following are selected capital ratios for the Corporation as of the date indicated, along with the minimum regulatory requirements for each item:


                                     REQUIRED FOR
                                     WELL CAPITALIZED  MARCH 31, 1998
                                     ----------------  --------------

          Total Risk Based Ratio       10% or more            26.79%
          Tier 1 Risk Based Capital     6% or more            25.54%
          Tier 1 Leverage Ratio         5% or more            17.46%


     The company exceeded the applicable minimum regulatory capital requirements at March 31, 1998.

     As of March 31, 1998, management is not aware of any current recommendations by the banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.

YEAR 2000 COMPLIANCE

     The Company is in the process of receiving Year 2000 vendor certifications on its primary computer operating systems. Testing will be performed over the next year to identify any applications that are not Year 2000 compliant. In the event an application is deemed to be non-compliant, corrective action will be taken. The implementation of the Company's Year 2000 plan is currently on schedule. Costs associated with the Year 2000 issue currently are undetermined and are expected to have some impact on the subsequent years' results of operations.

RECENT REGULATORY DEVELOPMENTS

     The federal banking regulators have issued several statements providing guidance to financial institutions on the steps the regulators expect financial institutions to take to become Year 2000 compliant. Each of the federal banking regulators is also examining the financial institutions under its jurisdiction to assess each institution's compliance with the outstanding guidance. If an institution's progress in addressing the Year 2000 problem is deemed by its primary regulator to be less than satisfactory, the institution will be required to enter into a memorandum of understanding with the regulator which will, among other things, require the institution to promptly develop periodic reports describing the institution's progress in implementing the plan. Failure to satisfactorily address the Year 2000 problem may also expose a financial institution to other forms of enforcement action that its primary federal regulator deems appropriate to address the deficiencies in the institution's Year 2000 remediation program.

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

                                                ST. JOSEPH CAPITAL CORPORATION
                                                (Registrant)


Date:  May 5, 1998                              ______________________________
                                                John W. Rosenthal
                                                President


Date:  May 5, 1998                              ______________________________
                                                Edward R. Pooley
                                                Principal Financial Officer