Form 10QSB
period 1998-06-30
ST JOSEPH CAPITAL CORP
filed 1998-08-10
CIK 1015856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB



     x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period ended June 30, 1998

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

                                      N/A
------------------------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

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

1,276,852 shares of common stock, $0.01 par value per share, were outstanding as of July 31, 1998.

     Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                     ---    ---

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                       NUMBER
                                                                      --------
                                     PART I

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

              Consolidated Condensed Balance Sheets,
                    June 30, 1998 and December 31, 1997                   3

              Consolidated Condensed Statements of Income
              and Comprehensive Income,
                    Three Months Ended June 30, 1998 and 1997,
                    Six Months Ended June 30, 1998 and 1997               4

              Consolidated Condensed Statements of Cash Flow,
                    Six Months Ended June 30, 1998 and 1997               5

              Notes to Consolidated Financial Statements                  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS                              6-9



                                    PART II

ITEM 1.    LEGAL PROCEEDINGS

ITEM 2.    CHANGES IN SECURITIES

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES                                                              S-1

                         ST. JOSEPH CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                              JUNE 30,           DECEMBER 31,
                                                                1998                1997
                                                         ---------------      ----------------
ASSETS

     Cash and due from banks                              $   5,008,642         $     985,464
     Federal funds sold                                       5,050,000             3,550,000
                                                         ---------------      ----------------
           Total Cash and Cash Equivalents                   10,058,642             4,535,464

     Interest bearing deposits in banks                            --                 500,000
     Securities available for sale                           31,153,745            22,351,254
     Loans, net                                              31,329,665            21,991,115
     Bank premises and equipment, net                           807,993               881,840
     Other assets                                               739,598               579,661
                                                         ---------------      ----------------

           Total Assets                                   $  74,089,643         $  50,839,334
                                                         ===============      ================


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

     Deposits                                             $  57,049,996         $  34,915,881
     Repurchase agreements                                    5,696,095             4,503,760
     Other liabilities                                          209,136               215,268
                                                        --------------------    ----------------

          Total Liabilities                                  62,955,227            39,634,909

STOCKHOLDERS' EQUITY

     Common stock                                                12,769                12,695
     Additional paid in capital                              12,292,975            12,164,648
     Retained deficit                                        (1,271,812)           (1,052,339)
     Unrealized gains/losses on
     securities available for sale, net                         100,484                79,421
                                                        --------------------    ----------------

          Total Stockholders' Equity                         11,134,416             11,204,425
                                                        --------------------    ----------------

          Total Liabilities and Stockholders' Equity      $  74,089,643         $   50,839,334
                                                        ====================    ================






          See accompanying notes to consolidated financial statements.

                         ST. JOSEPH CAPITAL CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (UNAUDITED)




                                            THREE MONTHS       THREE MONTHS          SIX MONTHS         SIX  MONTHS
                                               ENDED               ENDED                ENDED              ENDED
                                           JUNE 30, 1998       JUNE 30, 1997        JUNE 30, 1998     JUNE 30, 1997
                                        -------------------  ------------------   -----------------  ----------------
INTEREST INCOME:
        Loans, including fees                $  673,900           $  161,895         $  1,202,320       $    187,848
        Securities and other                    511,631              270,787              891,618            416,017
                                         ------------------  ------------------    -----------------  ----------------
                Total Interest Income         1,185,531              432,682            2,093,938            603,865

INTEREST EXPENSE:
        Deposits                                623,448              161,888            1,051,041            194,559
        Repurchase agreements                    65,169               12,095              127,399             12,657
                                         ------------------  ------------------    -----------------  ----------------
                Total Interest Expense          688,617              173,983            1,178,400            207,216

                Net Interest Income             469,914              258,699              915,498            396,649

LESS: PROVISION FOR LOAN LOSSES                 100,000              137,300              200,005            179,200
                                         ------------------  ------------------    -----------------  ----------------

Net Int Inc after provision for loan losses     369,914              121,399              715,493            217,449

OTHER INCOME:                                     6,799                1,167               20,330             15,578

OTHER EXPENSE:
    Salaries and employee benefits              244,405              174,686              481,346            318,369
    Occupancy                                   110,396               74,280              219,962            123,393
    Other                                       148,393              116,327              253,989            199,170
                                           ------------------  ------------------  -----------------  ----------------
        Total Other Expense                     503,194              365,293              955,297            640,932
                                           ------------------  ------------------  -----------------  ----------------

Loss before Income Tax                          (99,481)            (242,727)            (219,474)          (407,905)

Income Tax Expense                                   --                   --                   --                 --
                                           ------------------  ------------------  -----------------  ----------------

Net Loss                                        (99,481)            (242,727)            (219,474)          (407,905)
                                           ------------------  ------------------  -----------------  ----------------

Other comprehensive income, net of tax:
        Change in unrealized gains
        on securities                            14,371               47,878               21,063             58,928
                                           ------------------  ------------------  -----------------  ----------------

Comprehensive loss                           $  (85,110)          $ (194,849)        $   (198,411)      $   (358,977)
                                           ==================  ==================  =================  ================

Net Loss Per Share                                 (.07)                (.15)                (.16)              (.28)





          See accompanying notes to consolidated financial statements.

                         ST. JOSEPH CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)



                                                     SIX MONTHS        SIX MONTHS
                                                        ENDED            ENDED
                                                    JUNE 30, 1998     JUNE 30, 1997
                                                  -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                       $    (219,474)     $    (407,905)
   Adjustments to reconcile net loss to net cash
     from operating activities
       Depreciation                                     107,556             45,511
       Provision for loan loss                          200,005            179,200
       Discount accretion, net                           25,549            (52,196)
       Increase in other assets                        (159,935)          (278,564)
       Increase in other liabilities                    (20,175)            28,460
                                                  -----------------  -----------------
           Net cash from operating activities           (66,474)          (485,493)
                                                  -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Loans originated, net of repayments               (9,538,555)       (11,428,246)
   Purchase of securities available for sale        (20,290,766)       (18,092,761)
   Maturities of securities available for sale       11,997,831         15,285,000
   Fixed asset expenditures                             (33,709)           597,217
                                                  -----------------  -----------------
       Net cash from investing activities           (17,865,199)       (14,833,224)
                                                  -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposit accounts                  22,134,115         19,550,326
   Net increase in repurchase agreements              1,192,335          2,041,914
   Proceeds from issuance of common stock for
    employee 401(k) Plan                                128,401             12,999
                                                  -----------------  -----------------
       Net cash from financing activities            23,454,851         21,605,239
                                                  -----------------  -----------------

Net increase in cash and cash equivalents             5,523,178          6,286,522

Cash and cash equivalents at beginning of period      4,535,464          1,410,112
                                                  -----------------  -----------------

Cash and cash equivalents at end of period        $  10,058,642      $   7,696,634
                                                  =================  =================







          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the balance sheets of St. Joseph Capital Corporation (the "Company") as of June 30, 1998 and December 31, 1997 and the statements of income and comprehensive income for the three months ended June 30, 1998 and June 30, 1997 and for the six months ended June 30, 1998 and June 30, 1997 and cash flows for the six months ended June 30, 1998 and June 30, 1997. The income reported for the periods presented is not necessarily indicative of the results to be expected for the full year.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, St. Joseph Capital Bank (the "Bank"). All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 3 - COMPARATIVE DATA

     The Company was incorporated in February 1996. Its operating subsidiary St. Joseph Capital Bank (the "Bank") commenced operations on February 13, 1997. Since the Bank is still considered a start-up company, comparative statements are not necessarily indicative of the results that may be expected for future years.

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

EARNINGS SUMMARY

     Consolidated comprehensive loss for the Company for the six months ended June 30, 1998 was $(198,411), compared to $(358,977) for the corresponding period in 1997. The comprehensive loss for the second quarter 1998 was $(85,110) compared to $(194,849) for the corresponding period in 1997. Basic and diluted loss per common share using the comprehensive income reporting method was $(.07) for the second quarter 1998, compared to $(.15) in same period of 1997 and $(.16) and $(.28) for the six months ended June 30, 1998 and June 30, 1997 respectively.

RESULTS OF OPERATIONS

     Total assets were $74.1 million at June 30, 1998 compared to $50.8 million at December 31, 1997 a 45.9% increase. As the Bank is still in its early stages, growth in the loan portfolio funded by increased deposits is anticipated to continue at a rapid pace.

     At June 30, 1998, total loans receivable, net of deferred fees, increased to $31.9 million compared to $22.4 at December 31, 1997. The increase was funded by growth in deposits. The mix of total loans receivable at June 30, 1998 was $22.3 million or 69.8% in commercial loans, $7.4 million or 23.1% in residential mortgage loans and $2.3 million or 7.1% in installment loans to individuals. In addition to the outstanding loan balances, the Company had unfunded loan commitments of $18.8 million as of June 30, 1998.

     Securities available for sale totaled $31.2 million at June 30, 1998, which represented an increase of $8.9 million or 39.9% from $22.3 million at December 31, 1997. The increase was funded by the growth in deposits not redeployed into loans. All securities have been classified as available for sale. Available for sale securities represent those securities which the Bank may decide to sell if needed for liquidity, asset/liability management or other reasons. Such securities are reported at fair value with unrealized gains and losses included as a separate component of shareholder' equity, net of tax. The unrealized gain on the securities portfolio, net of taxes was $100,484 at June 30, 1998.

     Total deposits and funds received from the short-term borrowings in the form of repurchase agreements with local relationship-based commercial clients at June 30, 1998 amounted to $62.7 compared to $39.4 million at December 31, 1997 a 59.1% increase. Though short-term in nature, repurchase agreements have been and continue to be a stable source of funds. Repurchase agreements grew to $5.7 at June 30, 1998.

     The provision for loan losses charged to operations was based partially on management's estimation of future losses and on an evaluation of portfolio risk and economic factors. The provision for loan losses at June 30, 1998 was $200,005 and the allowance for loan losses at June 30, 1998 was $560,005 compared to $360,000 at December 31, 1998. The allowance for loan losses as of June 30, 1998 represented approximately 1.76% of gross loans outstanding.

     At June 30, 1998, there were no loans where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which, in management's judgement, may result in disclosure of such loans. Furthermore, management is not aware of any potential problem loans, which could have a material effect on the Company's operating results, liquidity, or capital resources.

     Management allocated approximately 66.1% of the allowance for loan losses to commercial loans 7.7% to residential loans and 4.9% to installment loans to individuals at June 30, 1998 leaving 21.3% unallocated. There were no non-performing loans at June 30, 1998. Management believes the allowance for loan loss balance at June 30, 1998 is adequate to absorb potential losses in the loan portfolio.

     Net interest income for the three months ended June 30, 1998 was $469,914, an increase of $211,215 over the three months ended June 30, 1997. Net interest income for the six months ended June 30, 1998 was $915,498, an increase of $518,849 over the six months ended June 30, 1997. This was primarily due to an increase in securities available for sale and loans receivable, funded by deposit growth. The net interest margin for June 30, 1998 was 3.06% compared to 3.90% for June 30, 1997. The decrease in the margin can be attributed to significant growth in securities available for sale, which have a lower yield than loan receivables coupled with the competitive economic environment.

     Total non-interest income was $6,799 for the three months ended June 30, 1998 compared to $1,167 for the three months ended June 30, 1997 and $20,330 and $15,578 for the six months ended June 30, 1998 and June 30, 1997 respectively. Non-interest income is primarily attributed to service charge income on deposit accounts and loan fees.

     Total non-interest expense was $503,194 for the three months ended June 30, 1998 compared to $365,293 for the three months ended June 30, 1997 or a 37.7% increase and $955,297 and $640,932 for the six months ended June 30, 1998 and June 30, 1997 respectively. The increase for the three months ended was primarily the result of the following factors: salaries and employee benefits increased $69,719 or 39.9% to $244,405 in the three months ended June 30, 1998. This increase was due to hiring additional employees needed to operate the bank. Occupancy and equipment expense increased by $36,116 primarily due to the depreciation on equipment needed to operate the bank as well as maintenance contracts needed to keep the equipment functioning. Other expense increased $32,066 due to the increases in client courier costs, data processing, credit and debit card processing expense which is due to the growth of the bank.

     Since the Company is still classified as a start-up venture, it is anticipated that the Company's net losses will continue.

     A new accounting standard has been issued which will require future reporting in 1998 of comprehensive income (loss). Comprehensive income (loss) is net income (loss), plus changes in unrealized appreciation (depreciation) on securities available for sale, net of tax.

                    LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

     Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-bearing deposits in other financial institutions and securities available for sale. These assets are commonly referred to as liquid assets. Liquid assets were $41.2 million at June 30, 1998 compared to $27.4 million at December 31, 1997. Liquidity levels improved $13.8 million from December 31, 1997 to June 30, 1998 primarily due to increased investments in liquid assets funded by growth in deposits, which exceeded the growth in loan receivables as well as increased balances in cash and due from accounts. Management recognizes that securities may need to be sold in the future to help fund loan demand and accordingly, as of June 30, 1998, the entire securities portfolio of $31.1 million was classified as available for sale. Management believes its current liquidity level is sufficient to meet anticipated future growth.

     The Federal Home Loan Bank has approved the Company's application for membership. The Company is in the process of securing a line of credit with the Federal Home Loan Bank using its qualifying real estate mortgage loans to collateralize borrowings that could readily be used as an additional source of liquidity in the future.

     The statements of cash flows for the periods presented provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the statements of cash flows for 1998 and 1997 follows.

     For the six months ended June 30, 1998, the Company experienced a net decrease in cash from operating activities of $(66,474) compared to a net decrease in cash from operating activities of $(485,493) for the six months
ended June 30, 1997.   The lower level decrease in cash from operating
activities for 1998 as compared to 1997 was partially due to the reduction in the net loss from the operations of the Bank during the six months ended June 30, 1998.

     For both periods presented, the Company also experienced a net decrease in net cash from investing activities. Net cash from investing activities was $(17.9 million) and $(14.8 million) for the six months ended June 30, 1998 and June 30, 1997. The changes in net cash from investing activities include growth in loan receivables, as well as purchases and normal maturities of securities available for sale and purchases of equipment. For the six months ended June 30, 1998 the Company received $3.0 million from sale of securities available for sale.

     Net cash flow from financing activities was $23.4 million and $21.6 million for the six months ended June 30, 1998 and June 30, 1997. In both periods the increase was primarily attributable to growth in total deposits and securities sold under agreements to repurchase of $5.7 million and $4.5 million.

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

CAPITAL RESOURCES

     Total shareholders' equity was $11.1 million as of June 30, 1998. The slight decrease from December 31, 1997 was primarily attributed to the net loss during the six months ended 1998 of $(194,411) offset by the change in the unrealized appreciation on the securities portfolio as well the investment in the Company by its employees under the Companies 401k Retirement Plan.

     Following are selected capital ratios for the Corporation as of the date indicated, along with the minimum regulatory requirements for each item:


                                      REQUIRED FOR
                                      WELL CAPITALIZED  JUNE 30, 1998
                                      ----------------  -------------

Total Risk Based Ratio                  10% or more         22.7%
Tier 1 Risk Based Capital                6% or more         21.5%
Tier 1 Leverage Ratio                    5% or more         13.2%


     The company exceeded the applicable minimum regulatory capital requirements at June 30, 1998.

     As of June 30, 1998, management is not aware of any current recommendations by the banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.

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

Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     On May 21, 1998, the Company held its annual meeting of stockholders. At the meeting, V. Robert Hepler, Jack Matthys and Richard A. Rosenthal were elected to serve as Class II directors with terms expiring in 2001. Continuing as Class I directors until 2000 are David A. Eckrich, Jerry Hammes, Arthur H. McElwee and John W. Rosenthal. Continuing as Class III directors until 1999 are Helen L. Krizman, Scott C. Malpass, Myron C. Noble and Robert A. Sullivan. Stockholders also ratified the appointment of Crowe, Chizek and Company as the Company's independent accounts for the 1998 fiscal year and approved an amendment to the Company's Stock Incentive Plan to increase the number of authorized shares of Common Stock, $.01 par value per share, issuable under the plan by 100,000 shares.

There were 1,276,025 issued and outstanding shares of Common Stock and there were 1,120,432 shares of Common Stock represented at the annual meeting. The voting on each item presented at the annual meeting was as follows:


        Election of Directors                  Votes For       Votes Withheld     Votes Against
        ------------------------------------   ---------       --------------     --------------
        V. Robert Hepler                       1,114,423          6,000                  0
        Jack Matthys                           1,120,423              0                  0
        Richard A. Rosenthal                   1,120,423              0                  0

        Ratification of the appointment
        of Crowe, Chizek and Company
        as independent public
        accountants for the Company            1,118,423              0              2,000

        Amendment to the  Company's
        Stock Incentive Plan to increase the
        number of authorized shares of the
        Company's Common Stock Issuable
        under the plan by 100,000 Shares.        679,049          1,500             23,000

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


                                        ST. JOSEPH CAPITAL CORPORATION
                                        (Registrant)



Date:  August 6, 1998                   ________________________________________
                                        John W. Rosenthal
                                        President



Date:  August 6, 1998                   ________________________________________
                                        Edward R. Pooley
                                        Principal Financial Officer