Form 10QSB
period 1998-09-30
ST JOSEPH CAPITAL CORP
filed 1998-11-13
CIK 1015856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB



       x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            For the Quarterly Period ended September 30, 1998

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

                 3820 EDISON LAKES PARKWAY, MISHAWAKA, IN 46545
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (219) 273-9700
                          ---------------------------
                          (Issuer's telephone number)

                                      N/A
   ---------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

1,278,123 shares of common stock, $0.01 par value per share, were outstanding as of October 30, 1998.

     Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                     ---     ---

                               TABLE OF CONTENTS

                                                                                            PAGE
                                                                                           NUMBER
                                                                                           ------
                                     PART I

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS
             Consolidated Condensed Balance Sheets,
                September 30, 1998 (unaudited) and December 31, 1997                         3

             Consolidated Condensed Statements of Income and Comprehensive Income,
                Three Months Ended September 30, 1998 (unaudited) and 1997,
                Nine Months Ended September 30, 1998 (unaudited) and 1997                    4

             Consolidated Condensed Statements of Cash Flow,
                Nine Months Ended September 30, 1998 (unaudited) and 1997                    5

             Notes to Consolidated Financial Statements(unaudited)                           6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                               6-9

                                    PART II

ITEM 1.   LEGAL PROCEEDINGS

ITEM 2.   CHANGES IN SECURITIES AND USE PROCEEDS

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY STOCKHOLDERS

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                         ST. JOSEPH CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                     SEPTEMBER 30,                 DECEMBER 31,
                                                                         1998                         1997
                                                                         ----                         ----
ASSETS
     Cash and due from banks                                      $    4,124,163                  $    985,464
     Federal funds sold                                                9,450,000                     3,550,000
                                                                  --------------                  ------------
           Total Cash and Cash Equivalents                            13,574,163                     4,535,464

     Interest bearing deposits in banks                                       --                       500,000
     Securities available for sale                                    29,828,287                    22,351,254
     Loans, net                                                       36,279,146                    21,991,115
     Bank premises and equipment, net                                    772,869                       881,840
     Other assets                                                        602,823                       579,661
                                                                  --------------                  ------------

           Total Assets                                           $   81,057,288                  $ 50,839,334
                                                                  ==============                  ============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

     Deposits                                                     $   57,835,348                  $ 34,915,881
     Repurchase agreements                                            11,345,538                     4,503,760
     Other liabilities                                                   445,418                       215,268
                                                                  --------------                  ------------

           Total Liabilities                                          69,626,304                    39,634,909

STOCKHOLDERS' EQUITY

     Common stock                                                         12,781                        12,695
     Additional paid in capital                                       12,315,563                    12,164,648
     Retained deficit                                                 (1,313,434)                   (1,052,339)
     Unrealized gains/losses on
     securities available for sale, net                                  416,074                        79,421

           Total Stockholders' Equity                                 11,430,984                    11,204,425
                                                                  --------------                  -------------

           Total Liabilities and Stockholders' Equity             $   81,057,288                  $ 50,839,334
                                                                  ==============                  =============

                         ST. JOSEPH CAPITAL CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (UNAUDITED)


                                              THREE MONTHS           THREE MONTHS           NINE MONTHS          NINE MONTHS
                                                  ENDED                  ENDED                 ENDED                ENDED
                                             SEPT. 30, 1998         SEPT. 30, 1997         SEPT. 30, 1998       SEPT. 30, 1997
                                             --------------         ---------------        --------------      ---------------
INTEREST INCOME:
        Loans, including fees               $    723,987            $   287,940            $ 1,926,313           $  475,789
        Securities and other                     569,563                315,904              1,461,180              746,590
                                            ------------            -----------            -----------           ----------
                Total Interest Income          1,293,550                603,844              3,387,493            1,222,379

INTEREST EXPENSE:
        Deposits                                 653,393                268,531              1,704,434              463,090
        Repurchase agreements                    107,061                 37,793                234,460               50,449
                                            ------------            -----------            -----------           ----------
                Total Interest Expense           760,454                306,324              1,938,894              513,539

                Net Interest Income              533,096                297,520              1,448,599              708,840

LESS: PROVISION FOR LOAN LOSSES                   66,670                 76,800                266,675              256,000
                                            ------------            -----------            -----------           ----------

Net Int Inc after provision for loan losses      466,426                220,720              1,181,924              452,840

OTHER INCOME:                                     37,887                    267                 58,219                  552

OTHER EXPENSE:
    Salaries and employee benefits               269,689                169,996                751,037              488,367
    Occupancy                                    111,806                 84,200                331,768              214,179
    Other                                        164,440                109,335                418,433              301,297
                                            ------------            -----------            -----------           ----------
        Total Other Expense                      545,935                363,531              1,501,238            1,003,843
                                            ------------            -----------            -----------           ----------

Loss before Income Tax                           (41,622)              (142,544)              (261,095)            (550,451)

Income Tax Expense                                    --                     --                     --                   --
                                            ------------            -----------            -----------           ----------

Net Loss                                         (41,622)              (142,544)              (261,095)            (550,451)
                                            ------------            -----------            -----------           ----------

Other comprehensive income, net of tax:
        Change in unrealized gains
        on securities                            315,589                 71,555                336,652              130,483
                                            ------------            -----------            -----------           ----------

Comprehensive (Loss) Income                 $    273,967            $   (70,989)           $    75,557           $ (419,968)
                                            ============            ===========            ===========           ==========

Net Loss Per Share                                  (.03)                  (.11)                  (.20)                (.43)
Comprehensive (Loss) Income Per Share                .21                   (.06)                   .06                 (.33)

                         ST. JOSEPH CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)



                                                        NINE MONTHS           NINE MONTHS
                                                           ENDED                 ENDED
                                                    SEPTEMBER 30, 1998    SEPTEMBER 30, 1997
                                                  --------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                         $   (261,095)         $   (550,451)
   Adjustments to reconcile net loss to net cash
     from operating activities
       Depreciation                                      162,128                84,823
       Provision for loan loss                           266,675               256,000
       Discount accretion, net                            45,464               (57,027)
       Increase in other assets                          (23,162)             (484,639)
       Increase in other liabilities                       5,714                77,312
                                                    -------------         -------------
           Net cash from operating activities            195,724              (673,982)
                                                    -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Loans originated, net of repayments               (14,554,706)          (16,065,491)
   Purchase of securities available for sale         (24,514,874)          (32,309,201)
   Maturities of securities available for sale        18,053,466            17,285,000
   Fixed asset expenditures                              (53,157)             (727,999)
                                                    -------------         -------------
       Net cash from investing activities            (21,069,271)          (31,817,691)
                                                    -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposit accounts                   22,919,467            30,097,109
   Net increase in repurchase agreements               6,841,778             4,164,172
   Proceeds from issuance of common stock for
    employee 401(k) Plan                                 151,001                34,789
                                                    -------------         -------------
       Net cash from financing activities             29,912,246            34,296,070
                                                    -------------         -------------


Net increase in cash and cash equivalents              9,038,699             1,804,397

Cash and cash equivalents at beginning of period       4,535,464             1,410,112
                                                    -------------         -------------

Cash and cash equivalents at end of period          $ 13,574,163          $  3,214,509
                                                    =============         =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, St. Joseph Capital Bank (the "Bank").

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company accounts and transactions have been eliminated in consolidation. The income reported for the periods presented is not necessarily indicative of the results to be expected for the full year. For further information refer to the consolidated financial statements and notes thereto appearing in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

NOTE 2 - COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

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

PLAN FOR OPERATION

     The Company's plan of operation is centralized around the growth of the Bank. The primary operation of the Bank is to accept deposit and make loans. General economic conditions, the monetary and fiscal policies of federal agencies and the regulatory policies of agencies that regulate financial institutions affect the operating results of the Company. Interest rates on competing investments and general market rates of interest influence the Company's cost of funds. Client and commercial demand influence lending activities, which in turn are affected by the interest rates at which such loans are made, general economic conditions and the availability of funds for lending activities.

EARNINGS SUMMARY

     Consolidated loss for the Company for the nine months ended September 30, 1998 was $(261,095), compared to $(550,451) for the corresponding period in 1997. The net loss for the third quarter 1998 was $(41,622) compared to $(142,544) for the corresponding period in 1997. Basic and diluted loss per common share was $(.03) for the third quarter 1998, compared to $(.11) in same period of 1997 and $(.20) and $(.43) for the nine months ended September 30, 1998 and September 30, 1997 respectively.

RESULTS OF OPERATIONS

     Total assets were $81.1 million at September 30, 1998 compared to $50.8 million at December 31, 1997 a 59.6% increase. Growth in the loan portfolio funded by increased deposits is anticipated to continue at a rapid pace.

     At September 30, 1998, total loans receivable, net of deferred fees, increased to $36.9 million compared to $22.3 at December 31, 1997. The increase was funded by growth in deposits. The mix of total loans receivable at September 30, 1998 was $25.1 million or 68.0% in commercial loans, $8.8 million or 23.8% in residential mortgage loans and $3.0 million or 8.2% in installment loans to individuals. In addition to the outstanding loan balances, the Company had unfunded loan commitments of $24.0 million as of September 30, 1998.

     Securities available for sale totaled $29.8 million at September 30, 1998, which represented an increase of $7.5 million or 33.6% from $22.3 million at December 31, 1997. The increase was funded by the growth in deposits not redeployed into loans. All securities have been classified as available for sale. Available for sale securities represent those securities which the Bank may decide to sell if needed for liquidity, asset/liability management or other reasons. Such securities are reported at fair value with unrealized gains and losses included as a separate component of shareholder' equity, net of tax. The unrealized gain on the securities portfolio, net of taxes was $416,074 at September 30, 1998.

     Total deposits and funds received from the short-term borrowings in the form of repurchase agreements with local relationship-based commercial clients at September 30, 1998 amounted to $69.2 compared to $39.4 million at December 31, 1997 a 75.6% increase. Though short-term in nature, repurchase agreements have been and continue to be a stable source of funds. Repurchase agreements grew to $11.3 at September 30, 1998.

     The provision for loan losses charged to operations was based partially on management's estimation of future losses and on an evaluation of portfolio risk and economic factors. The provision for loan losses at September 30, 1998 was $266,675 and the allowance for loan losses at September 30, 1998 was $626,675 compared to $360,000 at December 31, 1997. The allowance for loan losses as of September 30, 1998 represented approximately 1.70% of gross loans outstanding.

     At September 30, 1998, there were no loans where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which, in management's judgement, may result in disclosure of such loans. Furthermore, management is not aware of any potential problem loans, which could have a material effect on the Company's operating results, liquidity, or capital resources.

     Management allocated approximately 50.5% of the allowance for loan losses to commercial loans 8.7% to residential loans and 14.5% to installment loans to individuals at September 30, 1998 leaving 26.3% unallocated. There were no non-performing loans at September 30, 1998. Management believes the allowance for loan loss balance at September 30, 1998 is adequate to absorb potential losses in the loan portfolio.

     Net interest income for the three months ended September 30, 1998 was $533,096, an increase of $235,576 over the three months ended September 30, 1997. Net interest income for the nine months ended September 30, 1998 was $1,448,599, an increase of $739,759 over the nine months ended September 30, 1997. This was primarily due to an increase in securities available for sale and loans receivable, funded by deposit growth. The net interest margin for September 30, 1998 was 3.18% compared to 3.90% for September 30, 1997. The decrease in the margin can be attributed to significant growth in securities available for sale, which have a lower yield than loan receivables coupled with the competitive economic environment.

     Total non-interest income was $37,887 for the three months ended September 30, 1998 compared to $267 for the three months ended September 30, 1997 and $58,219 and $552 for the nine months ended September 30, 1998 and September 30, 1997 respectively. Non-interest income is primarily attributed to gains on securities sold as well as service charge income on deposit accounts and loan fees.

     Total non-interest expense was $545,935 for the three months ended September 30, 1998 compared to $363,531 for the three months ended September 30, 1997 or a 50.2% increase and $1,501,238 and $1,003,843 for the nine months ended September 30, 1998 and September 30, 1997 respectively. The increase for the three months ended was primarily the result of the following factors: salaries and employee benefits increased $99,693 or 58.6% to $269,689 in the three months ended September 30, 1998. This increase was due to hiring additional employees needed to operate the bank. Occupancy and equipment expense increased by $27,606 primarily due to the depreciation on equipment needed to operate the bank as well as maintenance contracts needed to keep the equipment functioning. Other expense increased $55,105 due to the increases in client courier costs, data processing, and credit and debit card processing expense, which is due to the growth of the bank.

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

     Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-bearing deposits in other financial institutions and securities available for sale. These assets are commonly referred to as liquid assets. Liquid assets were $43.4 million at September 30, 1998 compared to $27.4 million at December 31, 1997. Liquidity levels improved $16.0 million from December 31, 1997 to September 30, 1998 primarily due to increased investments in liquid assets funded by growth in deposits, which exceeded the growth in loan receivables as well as increased balances in cash and due from accounts. Management recognizes that securities may need to be sold in the future to help fund loan demand and accordingly, as of September 30, 1998, the entire securities portfolio of $29.8 million was classified as available for sale. Management believes its current liquidity level is sufficient to meet anticipated future growth.

     The Federal Home Loan Bank has approved the Company's application for membership. The Company has secured a line of credit with the Federal Home Loan Bank using its qualifying real estate mortgage loans to collateralize borrowings that could readily be used as an additional source of liquidity in the future.

     The statements of cash flows for the periods presented provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the statements of cash flows for 1998 and 1997 follows.

     For the nine months ended September 30, 1998, the Company experienced a net increase in cash from operating activities of $195,724 compared to a net decrease in cash from operating activities of $(673,982) for the nine months
ended September 30, 1997.   The increase in net cash from operating activities
for 1998 as compared to 1997 was partially due to the reduction in the net loss from the operations of the Bank during the nine months ended September 30, 1998.

     For both periods presented, the Company experienced a net decrease in net cash from investing activities. Net cash from investing activities was $(21.1 million) and $(31.8 million) for the nine months ended September 30, 1998 and September 30, 1997. The changes in net cash from investing activities include growth in loan receivables, as well as purchases and normal maturities of securities available for sale. For the nine months ended September 30, 1998 the Company received $9.0 million from sale of securities available for sale.

     Net cash flow from financing activities was $29.9 million and $34.3 million for the nine months ended September 30, 1998 and September 30, 1997. In both periods the increase was primarily attributable to growth in total deposits and securities sold under agreements to repurchase of $6.8 million and $4.1 million.

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

CAPITAL RESOURCES

     Total shareholders' equity was $11.4 million as of September 30, 1998. The slight increase from December 31, 1997 was attributed to the change in the unrealized appreciation on the securities portfolio.

     Following are selected capital ratios for the Bank as of the date indicated, along with the minimum regulatory requirements for each item:

                                       REQUIRED FOR
                                     WELL CAPITALIZED         SEPTEMBER 30, 1998
                                   ---------------------      ------------------

Total Risk Based Ratio                   10% or more                 21.3%
Tier 1 Risk Based Capital                 6% or more                 20.1%
Tier 1 Leverage Ratio                     5% or more                 11.8%


     The Bank exceeded the applicable minimum regulatory capital requirements at September 30, 1998.

     As of September 30, 1998, management is not aware of any current recommendations by the banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.

YEAR 2000 COMPLIANCE

     The Federal Financial Institutions Examination Council (FFIEC) has issued several statements regarding preparing for the Year 2000 date change and related issues. Those statements have identified specific actions and plans to be adopted by financial institutions, all of which would be materially adversely affected by Year 2000 failure of loan and deposit data processing systems. As of September 30, 1998, the Company has implemented the procedures and plans set out by FFIEC. The Company has begun the evaluation and testing of computer and software systems in cooperation with its independent data processing service provider and estimates that the amount of costs that will be incurred to prepare for the date change will not be significant. Although the Company has no reason to expect that its data processing and other costs and expenses will be significant or that its financial condition and results of operations will be adversely affected by Year 2000 problems, this is a forward-looking statement, and actual expenses may vary materially from current expectations due to the possibility, among other risks, that the Company's data processing service provider will be unable to perform in accordance with the Year 2000 plan and the possibility that the Company's customers may not be Year 2000 compliant.

RECENT REGULATORY DEVELOPMENTS/YEAR 2000

     The federal banking regulators recently issued guidelines establishing minimum safety and soundness standards for achieving Year 2000 compliance. The guidelines, which took effect October 15, 1998 and apply to all FDIC-insured depository institutions, establish standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies. The guidelines are based upon guidance previously issued by the agencies under the auspices of the Federal Financial Institutions Examination Council (the "FFIEC"), but are not intended to replace or supplant the FFIEC guidance which will continue to apply to all federally insured depository institutions.


     The guidelines were issued under section 39 of the Federal Deposit Insurance Act, as amended (the "FDIA"), which requires the federal banking regulators to establish standards for the safe and sound operation of federally insured depository institutions. Under section 39 of the FDIA, if an institution fails to meet any of the standards established in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Such an order is enforceable in court in the same manner as a cease and desist order. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. In addition to the enforcement procedures established in section 39 of the FDIA, noncompliance with the standards established by the guidelines might also be grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As a depository of funds, the Bank may occasionally be named as a defendant in lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. Such litigation is incidental to the Bank's business.

The Corporation's management is not aware of any pending litigation.

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


                                       ST. JOSEPH CAPITAL CORPORATION
                                       (Registrant)




Date:  November 6, 1998                /s/ John W. Rosenthal
                                       ---------------------------
                                       John W. Rosenthal
                                       President



Date:  November 6, 1998                /s/ Edward R. Pooley
                                       ---------------------------
                                       Edward R. Pooley
                                       Principal Financial Officer