Form 10KSB40
period 1998-12-31
ST JOSEPH CAPITAL CORP
filed 1999-03-29
CIK 1015856

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[ x ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
      1934 (Fee required) For the fiscal year ended December 31, 1998

[   ] Transition report under Section 13 or 15(d) of the Securities Exchange Act
      of 1934 (No fee required) For the transition period from        to

Commission file number     333-06581
                      ---------------------

                         ST. JOSEPH CAPITAL CORPORATION
                         ------------------------------
                 (Name of Small Business Issuer in Its Charter)


                       Delaware                                            35-1977746
--------------------------------------------------------------        ----------------------
(State or Other Jurisdiction of Incorporation or Organization)        (I.R.S.  Employer No.)

3820 Edison Lakes Parkway, Mishawaka, Indiana                                46545
---------------------------------------------                              ----------
  (Address of Principal Executive Offices)                                 (Zip Code)

                                 (219) 273-9700
                      ------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

                                Yes [ x ] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The Issuer's revenues for its most recent fiscal year were $4,948,595.

The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 11, 1998 was approximately $18,125,627. As of said date, the Issuer had 1,280,187 shares of Common Stock issued and outstanding.

                      Documents incorporated by reference:
  Part III of Form 10-KSB - Proxy statement for annual meeting of stockholders to be held April 27, 1999.
   Transitional Small Business Disclosure Format (check one): Yes [  ] No [ x ]

                         ST. JOSEPH CAPITAL CORPORATION
                         1998 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I
Item 1. Description of Business
Item 2. Description of Property
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders

                                     PART II
Item 5. Market for Common Equity and Related Stockholder Matters
Item 6. Management's Discussion and Analysis or Plan of Operation
Item 7. Financial Statements
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

                                    PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 10.Executive Compensation
Item 11.Security Ownership of Certain Beneficial Owners and Management
Item 12.Certain Relationships and Related Transactions
Item 13.Exhibits and Reports on Form 8-K

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

The Company, a Delaware corporation organized in February, 1997, is a bank holding company which owns all of the capital stock of the St. Joseph Capital Bank, an Indiana state bank located in Mishawaka, Indiana (the "Bank"). The Bank commenced business on February 13, 1998. From the date of the Company's inception through December 31, 1997, the Company and the Bank conducted no business other than matters incidental to their organization and opening for business. On September 4, 1997, the Company commenced an initial public offering of 1,265,000 shares of its Common Stock pursuant to a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission ("SEC") on June 21, 1997, as amended. The Company currently maintains its offices at 3820 Edison Lakes Parkway, Mishawaka, Indiana, 46545. The Company's telephone number is
(219) 273-9700.

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

The Bank offers a broad range of deposit services, including checking accounts, money market accounts, savings accounts and time deposits of various types, as well as a full range of short to intermediate term personal and commercial loans. The Bank makes personal loans directly to individuals for various purposes, including purchases of automobiles, mobile homes, boats and other recreational vehicles, home improvements, education and personal investments. The Bank makes residential mortgage loans and substantially all of such loans are retained by the Bank and consist of balloon payment, adjustable and fixed rate mortgages. The Bank also offers other services, including credit cards, cashiers checks, traveler's checks and automated teller access.

The Bank's legal lending limit is approximately $1,620,000. The Board of Directors has established an "in-house" limit of $ 1,350,000. The Board may from time to time raise or lower the "in-house" limit as it deems appropriate to comply with safe and sound banking practices and respond to overall economic conditions.

The Bank's market area is competitive. The Bank also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services. Most of the Bank's competitors have been in business for many years, have established customer bases, are substantially larger, have substantially larger lending limits than the Bank and can offer certain services, including multiple branches and international banking services, that the Bank will be able to offer only through correspondent banks, if at all. In addition, most of these entities have greater capital resources than the Bank, which among other things, may allow them to price their services at levels more favorable to clients and to provide larger credit facilities than could the Bank. The Company believes that the Bank's legal lending limit of approximately $1,620,000 is adequate to satisfy the credit needs of most of its clients.

EMPLOYEES

The Bank has 24 full-time employees. None of the employees of the Company are covered by a collective bargaining agreement with the Company or the Bank. The Company considers its employee relations to be excellent.


                           SUPERVISION AND REGULATION

GENERAL

         Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (the "FDIC"), the Indiana Department of Financial Institutions (the "DFI"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

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

         The following is a summary of the material elements of the regulatory framework that applies to the Company and its subsidiary. It does not describe all of the statutes, regulations and regulatory policies that apply to the Company and its subsidiary, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable law, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiary.

                         RECENT REGULATORY DEVELOPMENTS

         PENDING LEGISLATION. Legislation has been introduced in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. At this time, the Company is unable to predict whether the proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the Company and the Bank.

THE COMPANY

         GENERAL. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is also required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and its subsidiary as the Federal Reserve may require. The Company is also subject to regulation by the DFI under Indiana law.

         INVESTMENTS AND ACTIVITIES. Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

         The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, the Company is permitted to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

         Federal law also prohibits any person or company from acquiring "control" of a bank or a bank holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of 10% of the outstanding shares of a bank or bank holding company.

         CAPITAL REQUIREMENTS. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

         The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

         The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

         Under the Federal Reserve's guidelines, the capital standards described above apply on a consolidated basis to bank holding companies that have more than $150 million in total consolidated assets, but generally apply on a bank-only basis to bank holding companies that, like the Company, have less than $150 million in total consolidated assets. Nevertheless, as of December 31, 1998, the Company had regulatory capital, calculated on a consolidated basis, in excess of the Federal Reserve's minimum requirements, with a risk-based capital ratio of 20.63% and a leverage ratio of 13.33%.

         DIVIDENDS. The Delaware General Corporation Law (the "DGCL") allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, the Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

         FEDERAL SECURITIES REGULATION. The Company's common stock is not registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is not subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. As a result of the filing by the Company of a registration statement with the SEC in 1996, the Company was subject to the periodic reporting requirements of the Securities Act of 1933. Although these reporting obligations were suspended at the end of 1996, the Company has voluntarily continued filing periodic reports with the SEC.

THE BANK

         GENERAL. The Bank is an Indiana-chartered bank, the deposit accounts of which are insured by the FDIC's Bank Insurance Fund ("BIF"). As a BIF-insured, Indiana-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFI, as the chartering authority for Indiana banks, and the FDIC, as administrator of the BIF.

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

         During the year ended December 31, 1998, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 1999, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

         The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution (i) has engaged or is engaging in unsafe or unsound practices, (ii) is in an unsafe or unsound condition to continue operations or (iii) has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

         FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. Between January 1, 2000 and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 1998, the FICO assessment rate for SAIF members ranged between approximately 0.061% of deposits and approximately 0.063% of deposits, while the FICO assessment rate for BIF members ranged between approximately 0.012% of deposits and approximately 0.013% of deposits. During the year ended December 31, 1998, the Bank paid FICO assessments totaling $5,034.

         SUPERVISORY ASSESSMENTS. All Indiana banks are required to pay supervisory assessments to the DFI to fund the operations of the DFI. During the year ended December 31, 1998, the Bank paid supervisory assessments to the DFI totaling $6,753.

         CAPITAL REQUIREMENTS. The FDIC has established the following minimum capital standards for state-chartered insured non-member banks, such as the
Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (see "--The Company--Capital Requirements").

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

         As a condition to being granted federal deposit insurance, the FDIC required the Bank to maintain a minimum leverage ratio of 8% during the first three years of the Bank's operations. As of December 31, 1998, the Bank exceeded applicable regulatory capital requirements with a leverage ratio of 11.0% and a risk-based capital ratio of 17.1%.

         Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 1998, the Bank was well capitalized, as defined by FDIC regulations.

         DIVIDENDS. Indiana law prohibits the Bank from paying dividends in an amount greater than its undivided profits. The Bank is required to obtain the approval of the DFI for the payment of any dividend if the aggregate amount of all dividends paid by the Bank during any calendar year, including the proposed dividend, would exceed the sum of: (i) the total net profits of the Bank for that year; and (ii) the retained net profits of the Bank for the previous two years. Indiana law defines, "net profits" to mean the sum of all earnings from current operations plus actual recoveries on loans, investments and other assets, less the sum of all current operating expenses, actual losses, accrued dividends on preferred stock, if any and all federal, state and local taxes.

         The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1998. As of December 31, 1998, there were no funds available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

         INSIDER TRANSACTIONS. The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiary, on investments in the stock or other securities of the Company and its subsidiary and the acceptance of the stock or other securities of the Company or its subsidiary as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiary, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or its subsidiary or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

         SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies have adopted guidelines which, establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In addition, in October 1998, the federal banking regulators issued safety and soundness standards for achieving Year 2000 compliance, including standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies.

         In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

         BRANCHING AUTHORITY. Indiana banks, such as the Bank, have the authority under Indiana law to establish branches anywhere in the State of Indiana, subject to receipt of all required regulatory approvals.

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Indiana has enacted legislation permitting interstate mergers subject to certain conditions, including a prohibition against interstate mergers involving Indiana banks that have been in existence and continuous operation for fewer than five years. Additionally, Indiana law allows out-of-state banks to acquire individual branch offices in Indiana and to establish new branches in Indiana subject to certain conditions, including a requirement that the laws of the state in which the out-of-state bank is headquartered grant Indiana banks authority to acquire or to establish branches in such state.

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

         FEDERAL RESERVE SYSTEM. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $46.5 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $46.5 million, the reserve requirement is $1.395 million plus 10% of the aggregate amount of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

                      SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of St. Joseph Capital Corporation and its subsidiary is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes thereto.

                                                                            At December 31
                                                                ----------------------------------------
                                                                            (In thousands)
SUMMARY OF FINANCIAL CONDITION:                                    1998            1997             1996
                                                                   ----            ----             ----

Total assets                                                   $  96,604       $  50,839        $  11,841
Total cash and cash equivalents                                   15,719           4,535            1,410
Interest-bearing time deposits in
  other financial institutions                                         -             500                -
Securities available for sale                                     31,066          22,351           10,128
Loans receivable, net of allowance for loan losses                48,011          21,991                -
Total deposits                                                    76,390          34,916                -
FHLB advances                                                      2,000               -                -
Total shareholders' equity                                        11,611          11,257           11,793
Average shareholders' equity                                      11,296          11,628            4,754
Average total assets                                              71,232          31,283            4,892


                                                                     Years Ended December 31, 1998 and 1997 and Period
                                                                        From February 29, 1996 to December 31, 1996
                                                                        -------------------------------------------
                                                                                      (In thousands)
SUMMARY OF OPERATING RESULTS:                                              1998            1997             1996
                                                                           ----            ----             ----
Total interest and dividend income                                    $      4,790    $      2,022       $      197
Total interest expense                                                       2,699             942                8
                                                                      ------------    ------------       ----------
     Net interest income                                                     2,091           1,080              189
Provision for loan losses                                                      392             360                -
Total noninterest income                                                       158               4                -
Total noninterest expense                                                    2,086           1,486              479
                                                                      ------------    ------------       ----------
Loss before income taxes                                                      (229)           (762)            (290)
Income tax expense                                                               -               -                -
                                                                      ------------    ------------     ------------
     Net loss                                                         $       (229)   $       (762)    $       (290)

SUPPLEMENTAL DATA:
Return on average total assets                                                (.32)%         (2.44)%          (5.93)%
Return on average shareholders' equity                                       (2.03)          (6.55)           (6.10)
Net interest rate spread (1)                                                  2.09            1.61            (1.25)
Net yield on average interest-earning assets (2)                              3.15            3.72             4.58
Net interest income to operating expenses (3)                               100.21           72.65            39.49
Average shareholders' equity to average total assets                         15.86           37.17            97.18
Average interest-earning assets to average interest-
  bearing liabilities                                                       126.52          165.02         3,103.01
Nonperforming assets to total assets                                             -               -                -
Nonperforming loans to total loan receivable                                     -               -                -
Allowance for loan losses to total loans receivable                           1.54            1.61                -
Allowance for loan losses to non-performing loans
  receivable                                                                     -               -                -
Basic and diluted loss per common share                                $      (.18)   $       (.60)    $       (.23)
Dividends declared per common share                                    $         -    $          -     $          -
Book value per common share                                            $      9.08    $       8.87     $       9.32
Number of offices                                                                1               1                -

[FN]

(1) Interest rate spread is calculated by subtracting average interest rate cost from average interest rate earned.

(2)  Net interest income divided by average interest-earning assets.

(3)  Operating expenses consist of other expenses less taxes.

                         BUSINESS-STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     A. The following are the average balance sheets for the years ending December 31:

                                                                                  1998
                                                        -------------------------------------------------------
                                                          Average                                       Average
                                                          Balance                Interest                 Rate
                                                          -------                --------               -------
                                                                          (Dollars in thousands)
    ASSETS
    Interest-earning assets
      Federal funds sold                               $     6,114              $      325                5.32%
      Interest-bearing deposits in other
        financial institutions                                  88                       7                7.95
      Securities available for sale-taxable (1)             27,459                   1,652                6.08
      FHLB stock                                               115                       9                7.83
      Loans receivable (2)                                  32,955                   2,797                8.49
                                                       -----------              ----------
       Total interest-earning assets (1)                    66,731                   4,790                7.21%

    Noninterest-earning assets
      Cash and due from banks                                3,644
      Allowance for loan losses                               (536)
      Premises and equipment, net                              820
      Accrued interest receivable and
        other assets                                           573

                                                       $    71,232
                                                       ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Interest-bearing liabilities
      Savings, NOW and money market                    $    25,785              $    1,286                4.99%
      Certificates of deposit                               18,278                   1,011                5.53
      Securities sold under agreements
        to repurchase                                        8,601                     399                4.64
      Federal funds purchased                                   56                       3                5.36
      FHLB advances                                             22                       -                   -
                                                       -----------              ----------
       Total interest-bearing liabilities                   52,742                   2,699                5.12%
                                                                                ----------

    Noninterest-bearing liabilities
      Demand deposits                                        6,955
      Accrued interest payable and
        other liabilities                                      239
                                                       -----------
                                                            59,936

    Shareholders' equity                                    11,296
                                                       ===========
                                                       $    71,232
                                                       ===========

    Net interest income/spread                                                  $    2,091                2.09%
                                                                                ==========           =========
    Net interest income as a percent
      of average interest earning assets (1)                                                              3.15%
                                                                                                     =========

[FN]

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

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

                                                                                  1997
                                                         ------------------------------------------------------
                                                          Average                                       Average
                                                          Balance                Interest                 Rate
                                                          -------                --------               -------
                                                                          (Dollars in thousands)
ASSETS
Interest-earning assets
     Federal funds sold                                $     3,132              $      177                5.65%
     Interest-bearing deposits in other
       financial institutions                                  617                      41                6.65
     Securities available for sale-taxable (1)              15,414                     920                5.97
     Loans receivable (2)                                    9,895                     884                8.93
                                                       -----------              ----------
        Total interest-earning assets (1)                   29,058                   2,022                6.96%

Noninterest-earning assets
     Cash and due from banks                                 1,386
     Allowance for loan losses                                (147)
     Premises and equipment, net                               681
     Accrued interest receivable and
       other assets                                            305
                                                       -----------
                                                       $    31,283
                                                       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Savings, NOW and money market                     $     7,873              $      398                5.06%
     Certificates of deposit                                 7,583                     437                5.76
     Securities sold under agreements
       to repurchase                                         2,153                     107                4.97
                                                       -----------              ----------
        Total interest-bearing liabilities                  17,609                     942                5.35%
                                                                                ----------

Noninterest-bearing liabilities
     Demand deposits                                         1,904
     Accrued interest payable and
       other liabilities                                       142
                                                       -----------
                                                            19,655
Shareholders' equity                                        11,628
                                                       -----------
                                                       $    31,283
                                                       ===========

Net interest income/spread                                                      $    1,080                1.61%
                                                                                ==========           =========

Net interest income as a percent
  of average interest earning assets (1)                                                                  3.72%
                                                                                                     =========

[FN]

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

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)


                                                                                   1996
                                                          -----------------------------------------------------
                                                          Average                                       Average
                                                          Balance                Interest                 Rate
                                                          -------                --------               -------
                                                                          (Dollars in thousands)
ASSETS
Interest-earning assets
     Securities available for sale-taxable (1)         $     4,127              $      197                4.77%
                                                       -----------              ----------
        Total interest-earning assets (1)                    4,127                     197                4.77%

Noninterest-earning assets
     Cash and due from banks                                   658
     Accrued interest receivable and
       other assets                                            107
                                                       -----------
                                                       $     4,892
                                                       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Borrowings                                        $       133              $        8                6.02%
                                                       -----------              ----------
        Total interest-bearing liabilities                     133                       8                6.02%
                                                                                ----------

Noninterest-bearing liabilities
     Accrued interest payable and
       other liabilities                                         5
                                                       -----------
                                                               138

Shareholders' equity                                         4,754
                                                       -----------
                                                       $     4,892
                                                       ===========

Net interest income/spread                                                      $      189               (1.25)%
                                                                                ==========           =========

Net interest income as a percent
  of average interest earning assets (1)                                                                  4.58%
                                                                                                     =========


[FN]
(1) Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities.

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


                                                  Total                               Total
                                                Variance  Variance Attributable To   Variance     Variance Attributable To
                                                --------  ------------------------   --------     ------------------------
                                               1998/1997    Volume         Rate      1997/1996      Volume         Rate
                                               ---------    ------         ----      ---------      ------         ----
                                                                   (In thousands)
INTEREST INCOME
   Federal funds sold                         $     148    $     159    $     (11)   $     177     $    177     $        -
   Interest-bearing deposits in other
     financial institutions                         (34)         (41)           7           41           41              -
   Securities available for sale-taxable            732          714           18          723          662             61
   FHLB stock                                         9            9            -            -            -              -
   Loans receivable                               1,913        1,959          (46)         884          884              -
                                              ---------    ---------    ---------    ---------     --------     ----------
                                                  2,768        2,800          (32)       1,825        1,764             61

INTEREST EXPENSE
   Savings, NOW and money market                    888          893           (5)         398          398              -
   Certificates of deposit                          574          592          (18)         437          437              -
   Securities sold under agreements
     to repurchase                                  292          300           (8)         107          107              -
   Federal funds purchased                            3            3            -            -            -              -
   FHLB advances                                      -            -            -            -            -              -
   Borrowings                                         -            -            -           (8)          (8)             -
                                              ---------    ---------    ---------    ---------     --------     ----------
                                                  1,757        1,788          (31)         934          934              -
                                              ---------    ---------    ---------    ---------     --------     ----------

NET INTEREST INCOME                           $   1,011    $   1,012    $      (1)   $     891     $    830     $       61
                                              =========    =========    =========    =========     ========     ==========

II.    INVESTMENT PORTFOLIO

       A. The carrying value of securities available for sale as of December 31 are summarized as follows:

                                                                          1998             1997            1996
                                                                          ----             ----            ----
                                                                                     (In thousands)
           U.S. Government and federal agencies                       $     27,276    $     22,190     $     10,128
           Obligations of states and
             political subdivisions                                          2,574             161                -
           Corporate bonds                                                   1,195               -                -
           Marketable equity securities                                         21               -                -
                                                                      ------------    ------------     ------------

                                                                      $     31,066    $     22,351     $     10,128
                                                                      ============    ============     ============

       B. The maturity distribution and weighted average interest rates of debt securities available for sale at December 31, 1998 are as follows:

                                 -------------------------------------Maturing-------------------------------------
                                                               (Dollars in thousands)
                                                         After One Year      After Five Years
                                        Within             But Within           But Within             After
                                       One Year            Five Years            Ten Years           Ten Years
                                       --------            ----------            ---------           ---------
                                   Amount     Rate      Amount     Rate      Amount    Rate       Amount     Rate
                                   ------     ----      ------     ----      ------    ----       ------     ----
        U.S. Government and
          federal agencies       $   3,020     6.15%  $  15,965     5.96%  $   8,291     6.14%  $       -        -%
        Obligations of states
          and political
          subdivisions                   -       -        2,040     5.12           -        -         534     5.40
        Corporate bonds              1,195     6.18         -        -             -        -           -      -
                                 ---------            ---------            ---------            ---------

                                 $   4,215     6.16%  $  18,005     5.86%  $   8,291     6.14%  $     534     5.40%
                                 =========            =========             ========            =========

           The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

        C. Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no securities of any one issuer which exceeded 10% of the shareholders' equity of the Company at December 31, 1998.

III.     LOAN PORTFOLIO

       A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated:

                                                                        1998            1997            1996
                                                                        ----            ----            ----
                                                                                   (In thousands)

           Commercial                                              $      33,202    $     14,733    $          -
           Residential real estate mortgage                               13,925           6,376               -
           Installment loans to individuals                                1,636           1,242               -
                                                                   -------------    ------------    ------------

                                                                   $      48,763    $     22,351    $          -
                                                                   =============    ============    ============


           Concentrations of Credit Risk: The Company grants commercial, residential real estate mortgage and installment loans to individuals mainly in north central Indiana. Commercial loans include loans collateralized by business assets. Commercial loans make up approximately 68% of the loan portfolio and the loans are expected to be repaid from cash flow from operations of businesses. Residential real estate mortgage loans make up approximately 29% of the loan portfolio and are collateralized by residential real estate. Installment loans to individuals make up approximately 3% of the loan portfolio and are primarily collateralized by consumer assets.

       B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following table shows the amounts of commercial loans outstanding as of December 31, for the year indicated which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

                                                                        1998            1997            1996
                                                                        ----            ----            ----
                                                                                   (In thousands)
           Maturing
           Within one year                                         $      17,391    $      5,785    $          -
           After one year but within five years                           13,215           7,991               -
           After five years                                                2,596             957               -
                                                                   -------------    ------------    ------------

                                                                   $      33,202    $     14,733    $          -
                                                                   =============    ============    ============

                                      --------------------Commercial Loan Interest Sensitivity---------------------
                                                     1 9 9 8                                1 9 9 7
                                                                     (In thousands)
                                         Fixed      Variable                     Fixed     Variable
                                         Rate         Rate          Total        Rate        Rate          Total
                                         ----         ----          -----        ----        ----          -----
           Due after one year but
             within five years        $   12,895   $      320   $   13,215   $    5,339   $    2,652     $    7,991
           Due after five years            2,596            -        2,596          553          404            957
                                      ----------   ----------   ----------   ----------   ----------     ----------

                                      $   15,491   $      320   $   15,811   $    5,892   $    3,056     $    8,948
                                      ==========   ==========   ==========   ==========   ==========     ==========

       C.  Risk Elements

           1. Nonaccrual, Past Due, Restructured and Impaired Loans - The following schedule summarizes nonaccrual, past due, restructured and impaired loans at December 31:

                                                                                  1998        1997        1996
                                                                                  ----        ----        ----
                                                                                         (In thousands)
               (a)  Loans accounted for on a nonaccrual basis                   $      -    $      -    $      -

               (b)  Accruing loans which are contractually past due 90 days
                    or more as to interest or principal payments                       -           -           -

               (c)  Loans not included in (a) or (b) which are "Troubled Debt
                    Restructurings" as defined by Statement of Financial
                    Accounting Standards No. 15                                        -           -           -

               (d)  Other loans defined as "impaired"                                  -           -           -
                                                                                --------    --------    --------

                                                                                $      -    $      -    $      -
                                                                                ========    ========    ========

                  Management believes the allowance for loan losses at December 31, 1998 is adequate to absorb any losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

                                                                                  1998        1997        1996
                                                                                  ----        ----        ----
                                                                                         (In thousands)

                  Gross interest income that would have been recorded in
                  1998, 1997 and 1996 on nonaccrual loans outstanding at
                  December 31, 1998, 1997 and 1996 if the loans had been
                  current, in accordance with their original terms and had
                  been outstanding throughout the period or since
                  origination if held for part of the period                   $       -   $        -   $        -

                  Interest income actually recorded on nonaccrual loans
                  and included in net income for the period                            -            -            -
                                                                               ---------   ----------   ----------

                  Interest income not recognized during the period             $       -   $        -   $        -
                                                                               =========   ==========   ==========

                  Discussion of the Nonaccrual Policy

                  The accrual of interest income is discontinued when the collection of a loan or interest, in whole or in part, is doubtful. When interest accruals are discontinued, interest income accrued in the current period is reversed. While loans which are past due 90 days more as to interest or principal payments are considered for nonaccrual status, management may elect to continue the accrual of interest when the estimated net realizable value of collateral, in management's judgment, is sufficient to cover the principal balance and accrued interest.

              2.  Potential Problem Loans

                  As of December 31, 1998, in addition to the $-0- of loans reported under Item III, C.1., there are approximately $-0- in other outstanding loans where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III. C.1 at some future date. Consideration was given to loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in Section 1 above. To the extent that such loans are not included in the $-0-potential problem loans described above, management believes that such loans will not materially impact future operating results, liquidity, or capital resources.

              3.  Foreign Outstandings

                  None

              4.  Loan Concentrations

                  None

       D.  Other Interest-Bearing Assets

           There are no other interest-bearing assets as of December 31, 1998 which would be required to be disclosed under Item III. C.1 or 2 if such assets were loans.

IV.   SUMMARY OF LOAN LOSS EXPERIENCE

       A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

                                                                          1998            1997         1996
                                                                          ----            ----         ----
                                                                                 (Dollars in thousands)
        LOANS
                Loans outstanding at end of period                      $   48,763    $   22,351    $        -
                                                                        ==========    ==========    ==========


                Average loans outstanding during period                 $   32,955    $    9,895    $        -
                                                                        ==========    ==========    ==========



        ALLOWANCE FOR LOAN LOSSES
                Balance at beginning of period                          $      360    $        -    $        -

                Loans charged-off
                    Commercial                                                   -             -             -
                    Residential real estate mortgage                             -             -             -
                    Installment loans to individuals                             -             -             -
                                                                        ----------    ----------    ----------
                                                                                 -             -             -
                Recoveries of loans previously charged-off
                    Commercial                                                   -             -             -
                    Residential real estate mortgage                             -             -             -
                    Installment loans to individuals                             -             -             -
                                                                        ----------    ----------    ----------
                                                                                 -             -             -
                                                                        ----------    ----------    ----------

        Net loans charged-off                                                    -             -             -

        Provision for loan losses                                              392           360             -
                                                                        ----------    ----------    ----------

        Balance at end of period                                        $      752    $      360    $        -
                                                                        ==========    ==========    ==========


        Ratio of net charge-offs during the period to
          average loans outstanding during the period                            -%            -%            -%
                                                                        ==========    ==========    ==========

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

       B. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios at December 31:

                              ----------------- Allocation of the Allowance for Loan Losses --------------------
                                       1998                       1997                        1996
                                       ----                       ----                        ----
                                             Percentage of               Percentage of              Percentage of
                                              Loans In                    Loans In                   Loans In
                                                Each                        Each                       Each
                                              Category                    Category                   Category
                              Allowance       to Total      Allowance     to Total     Allowance     to Total
                               Amount           Loans        Amount         Loans       Amount         Loans
                               ------           -----        ------         -----       ------         -----
                                                       (Dollars in thousands)

Commercial                      $471             68.1%       $151             65.9%       $ --           --%
                                ----             ----        ----             ----        -----        ----
Residential real estate
  mortgage                        75             28.5          49             28.5          --           --
Installment loans to
  individuals                     31              3.4          14              5.6          --           --
Unallocated                      175              --          146           --              --           --
                                ----             ----        ----             ----        -----        ----

                                $752            100.0%       $360            100.0%       $ --           --%
                                ====            =====        ====            =====        =====        ====

           While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.       DEPOSITS

        The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

                                                 1 9 9 8                    1 9 9 7                1 9 9 6
                                                 -------                    -------                -------
                                            Average    Average       Average       Average    Average     Average
                                            Amount      Rate         Amount         Rate      Amount       Rate
                                            ------      ----         ------         ----      ------       ----
                                                                 (Dollars in thousands)

       Savings,  NOW and money
         market                           $  25,785       4.99%    $   7,873         5.06%   $     -         -%
       Certificates of deposit               18,278       5.53         7,583         5.76          -         -
       Demand deposits (noninterest-
         bearing)                             6,955          -         1,904         -             -         -
                                          ---------                ---------                 -------

                                          $  51,018                $  17,360                 $     -
                                          =========                =========                 =======

       Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, are summarized as follows:

                                                                        1 9 9 8        1 9 9 7          1 9 9 6
                                                                        -------        -------          -------
                                                                        Amount         Amount           Amount
                                                                                  (In thousands)

        Three months or less                                         $      9,979   $      6,607    $          -
        Over three months and through six months                            1,555          6,316               -
        Over six months and through twelve months                           2,007          1,722               -
        Over twelve months                                                  1,525            605               -
                                                                     ------------   ------------    ------------

                                                                     $     15,066   $     15,250    $          -
                                                                     ============   ============    ============


VI.    RETURN ON EQUITY AND ASSETS

       The ratio of net loss to average shareholders' equity and average total assets and certain other ratios are as follows:

                                                                       1998            1997            1996
                                                                       ----            ----            ----
                                                                                  (Dollars in thousands)

        Average total assets                                      $     71,232     $     31,283    $      4,892
                                                                  ============     ============    ============

        Average shareholders'
          equity (1)                                              $     11,296     $     11,628    $      4,754
                                                                  ============     ============    ============

        Net loss                                                  $       (229)    $       (762)   $       (290)
                                                                  ============     ============    ============

        Cash dividends declared                                   $          -     $          -    $          -
                                                                  ============     ============    ============

        Return on average total assets                                    (.32)%          (2.44)%         (5.93)%

        Return on average shareholders' equity                           (2.03)%          (6.55)%         (6.10)%

        Dividend payout percentage                                           -%              - %              -%

        Average shareholders'
          equity to average total assets                                 15.86%           37.17%          97.18%

        (1) Net of average unrealized appreciation or depreciation on securities available for sale.

VII.    SHORT-TERM BORROWINGS

        The Company had securities sold under agreements to repurchase for which the average balance outstanding during the reported period was 30 percent or more of shareholders' equity at the end of the reported period. The required disclosure is incorporated by reference and can be located in Note 7 to the consolidated financial statements.

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

                  The lease for the building has a primary term of five years with an option for one five-year extension, and permits the Company, the Bank or an affiliate of either to purchase the property for $800,000 at any time during the term of the lease. Under the lease, the aggregate annual lease payment was $77,000 for 1998 and increases by $9,500 in 1999 and each succeeding year for the two remaining years of the lease. It also increases by 5% per year over and above the rental payment due in year five in each year of the five-year option period, if exercised.

                  The Bank has four interior teller stations and a night depository facility. The Company believes the facility will be adequate to meet the needs of the Company and the Bank for the foreseeable future.

ITEM 3.           LEGAL PROCEEDINGS

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  The Company's common stock was held by approximately 70 holders of record as of March 11, 1999, and is quoted on the OTC Bulletin Board under the symbol "SJOE." To date there has been no regular and liquid market for the common stock, and there can be no assurance that a regular and liquid trading market will develop in the foreseeable future.

                  The following table shows, for the periods indicated, the high and low trades per share of transactions in the Company's common stock as quoted on the OTC Bulletin Board. Certain other private transactions may have occurred during the periods indicated of which the Company has no knowledge. The following prices represent inter-dealer prices without retail markups, markdowns or commissions.

                                               Per Share               Per Share
                                                Prices                 Dividends
             1996                       High              Low          Declared
             ----                       ----              ---          --------

    March 31, 1996                           N/A               N/A       N/A
    June 30, 1996                            N/A               N/A       N/A
    September 30, 1996               $    10.625       $    10.000*       -
    December 31, 1996                     10.750            10.625        -

             1997
    March 31, 1997                   $    12.125       $    10.750        -
    June 30, 1997                         13.375            12.125        -
    September 30, 1997                    16.000            13.000        -
    December 31, 1997                     17.250            16.000        -

             1998
    March 31, 1998                   $    22.000       $    17.250        -
    June 30, 1998                         20.000            18.000        -
    September 30, 1998                    20.000            16.250        -
    December 31, 1998                     18.250            16.375        -

    *Represents initial public offering price on September 4, 1996.

         No cash or other dividends were declared or paid during the fiscal year ended December 31, 1998, 1997 or 1996. The Company expects that all Company and Bank earnings, if any, will be retained to finance the growth of the Company and the Bank and that no cash dividends will be paid for the foreseeable future. If and when dividends are declared, the Company will probably be largely dependent upon dividends paid by the Bank for funds to pay dividends on the Common Stock. It is also possible, however, that the Company will pay dividends in the future generated from investment income and other activities of the Company.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                                  INTRODUCTION

                  The following narrative presents management's discussion and analysis of St. Joseph Capital Corporation's (the Company) financial position and results of operations for the past three years. The objective of this financial review is to enhance the reader's understanding of the accompanying tables, consolidated financial statements and the related notes thereto presented elsewhere in this report.

                              RESULTS OF OPERATIONS

                  Consolidated net loss for the Company for 1998 was $(228,519) compared to $(762,120) and $(290,219) in 1997 and 1996. Basic and diluted loss per common share was $(.18) in 1998 compared to $(.60) and $(.23) in 1997 and 1996. No cash dividends were paid in 1998, 1997 or 1996.

                  Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is the Company's primary source of earnings. Net interest income for 1998 was $2.1 million, an increase of 93.6% or $1.0 million over 1997 and $1.9 million over 1996. The net interest margin for the Bank was 3.15%, 3.72% and 4.58% in 1998, 1997 and 1996, respectively.

                  Average loans outstanding increased 233% in 1998. Average yield on these loans was 8.49% and 8.93% in 1998 and 1997, respectively. The changes in yield are reflective of the competitive nature of market rates during these periods. Average securities available for sale represent 41% of average interest-bearing assets of the Company at December 31, 1998, and the yields were 6.08%, 5.97% and 4.77% as of December 31, 1998, 1997 and 1996. The increase in yield is a result of market rates and portfolio mix.

                  Average total interest-bearing liabilities increased to $52.7 million in 1998 compared with $17.6 million in 1997 and $.1 thousand in 1996. The average rate on interest-bearing liabilities was 5.12%, 5.35% and 6.02% in 1998, 1997 and 1996, respectively. The decrease in yield is a direct reflection of falling short and long-term interest rates.

                  At December 31, 1998, total loan receivables, net of deferred loan fees, increased to $48.8 million compared to $22.4 and $0 at December 31, 1997 and 1996. The increase was funded by growth in deposits. The mix of total loan receivables at December 31, 1998 was $33.2 million or 68.0% in commercial loans, $13.9 million or 28.7% in residential real estate mortgage loans and $1.6 million or 3.3% in installment loans to individuals.

                  Securities available for sale totaled $31.1 million at December 31, 1998, which represented an increase of $8.7 million or 38.8% from $22.4 million at December 31, 1997. The increase was funded by growth in deposits. All securities have been classified as available for sale. Available for sale securities represent those securities which the Bank may decide to sell if needed for liquidity, asset/liability management or other reasons. Such securities are reported at fair value with unrealized gains and losses included as a separate component of shareholders' equity, net of tax. The unrealized gain on the securities portfolio, net of taxes was $554,950 at December 31, 1998 compared to $132,368 at December 31, 1997.

                  Total deposits at December 31, 1998 amounted to $76.4 million. Funds received from the sale of securities sold under agreements to repurchase and Federal Home Loan Bank advances at December 31, 1998 were $8.4 million. This compares to $34.9 million in total deposits and $4.5 million in securities sold under agreements to repurchase and Federal Home Loan Bank advances at December 31, 1997. These funds were invested in loan receivables and securities available for sale, as discussed above, and in federal funds sold with the balance held as cash and due from banks.

                   The provision for loan losses charged to operations was based partially on management's estimation of potential losses from their evaluation of portfolio risk and economic factors. The provision for loan losses was $391,675 in 1998 compared to $360,000 in 1997 and $0 in 1996. The increase in the provision and the increase in the allowance for loan losses during 1998 were due to estimated loan losses; the exact amount of which are impossible to predict. At December 31, 1998 the allowance for loan losses was 1.54% of total loans receivable compared to 1.61% at December 31, 1997.

                  The Bank has not experienced any charge-offs from loan receivables since inception. At December 31, 1998, no portion of the allowance for loan losses was allocated to impaired loan balances, as there were no loans considered impaired. Loan impairment is reported, when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. Loans receivable are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that all principal and interest amounts will not be collected according to the original terms of the loan.

                  Management allocated approximately 62.6% of the allowance for loan losses to commercial loans; 10.0% to residential real estate mortgage loans; and 4.1% to installment loans to individuals at December 31, 1998, leaving 23.3% unallocated. There were no non-performing loans at December 31, 1998. Management believes the allowance for loan losses balance at December 31, 1998 is adequate to absorb potential losses in the loan portfolio.

                  Total non-interest income was $158,872 in 1998 compared to $4,386 in 1997 and $0 in 1996. Non-interest income resulted from net gains on sales and calls of securities available for sale and other income. Net gains on securities available for sale were $116,644 and $2,139 in 1998 and 1997, respectively. Service charges on deposit accounts were $32,228 and $2,247 in 1998 and 1997, respectively. The increase was the result of a 193.9% increase in average deposits. Included in other income was $10,000 in 1998 compared to $0 in 1997 and 1996.

                  Total non-interest expense increased 40.4% in 1998 compared to an increase of 209.9% in 1997, primarily due to the following factors. Salaries and employee benefits increased 38.5% in 1998 compared to an increase of 178.0% in 1997. The increase was the result of adding additional personnel to service the growth in loans and deposits. Occupancy and equipment expense increased 49.1% compared to 918.9% in 1997. Other expense increased 37.6% compared to 140.8% in 1997. Management continues to control overhead expenses without impairing the quality of service provided to clients. Operating from a single location has proven to be both efficient and effective. The Company's total assets per employee approximated $4.2 million and $3.0 million at December 31, 1998 and 1997, respectively; this compares very favorably to banks of similar size.

                  The potential future income tax benefit from the financial statement net operating losses in 1998, 1997 and 1996 has not been reflected in the consolidated financial statements. A valuation allowance has been recorded to offset the excess of deferred tax assets over deferred tax liabilities. As the Company becomes profitable, the valuation allowance will be reduced and a tax benefit will be realized. The federal and state income tax benefit from the financial statement losses in 1998, 1997 and 1996 can be carried forward for twenty years and fifteen years from the time of the loss before they expire.

                  As of December 31, 1998, the Company has $687,245 and $522,703 of net operating loss carryforwards available for federal and state income tax purposes expiring in 2016 and 2017 for federal purposes and 2011 and 2012 for state purposes.

                                    LIQUIDITY

                  Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-bearing deposits in other financial institutions and securities available for sale. These assets are commonly referred to as liquid assets. Liquid assets were $46.8 million at December 31, 1998 compared to $27.4 million and $11.5 million at December 31, 1997 and 1996. Liquidity levels improved $19.4 million from 1997 to 1998 primarily due to increased investments in liquid assets funded by growth in deposits, which exceeded the growth in loan receivables. Management recognizes that securities may need to be sold in the future to help fund loan demand and accordingly, as of December 31, 1998, the entire securities portfolio of $31.1 million was classified as available for sale. Management believes its current liquidity level is sufficient to meet anticipated future growth.

                  The Company has secured a line of credit with the Federal Home Loan Bank. As of December 31, 1998, the Bank has $2.0 million in Federal Home Loan Bank advances outstanding secured by $3.1 million in Government Agencies which are part of the investment portfolio.

                  The statements of cash flows for the periods presented provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the statements of cash flows for 1998, 1997 and 1996 follows.

                  During the 1998 period presented, the Company experienced a net increase in cash from operating activities. Net cash from operating activities was $115,518 during 1998 compared to a net decrease in cash from operating activity of $(764,627) and $(433,816) for the periods ended December 31, 1997 and 1996. The increase in cash from operating activities of $880,145 during 1998 as compared to 1997 was primarily a result of the Bank's ability to reduce net operating loss to $(228,519) in 1998 compared to a net loss of $(762,120) in 1997.

                  For all periods presented, the Company also experienced a net decrease in net cash from investing activities. Net cash from investing activities was $(34.5) million, $(35.6) million and $(10.3) million for the periods ended December 31, 1998, 1997 and 1996, respectively. The changes in net cash from investing activities include reinvestments of interest-bearing deposits in other financial institutions; purchases, maturities, calls and sales of securities available for sale; growth in loans receivable and purchases of premises and equipment. In 1998 the Company received $11.3 million from sales of securities available for sale compared to $4.0 million in 1997.


                  Net cash flow from financing activities was $45.5 million, $39.5 million and $12.1 million for the periods ended December 31, 1998, 1997 and 1996, respectively. In 1998 and 1997, the increase was primarily attributable to growth in total deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances of $41.5 million, $1.9 million and $2.0 million compared to $34.9 million, $4.5 million and $0. In 1996 the increase was primarily due to net proceeds from the issuance of common stock of $12.1 million from the Offering.

                     IMPACT OF INFLATION AND CHANGING PRICES

                  The majority of assets and liabilities of the Company are monetary in nature and therefore the Company differs greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. Inflation significantly affects non-interest expense, which tends to rise during periods of general inflation.

                       MANAGEMENT OF INTEREST SENSITIVITY

                  A number of measures are used to monitor and manage interest rate risk, including income simulation and interest sensitivity (GAP) analysis. An income simulation model is management's primary tool used to assess the direction and magnitude of variations in net interest income resulting from changes in interest rates. Key assumptions in the model include repayment speeds on various loan and investment assets; cash flow and maturities of financial instruments held for purposes other than trading; changes in market conditions, loan volumes, and pricing; deposit sensitivity; client preferences; and management's capital plans. These assumptions are inherently uncertain, subject to fluctuations and revision in a dynamic environment and as a result, the model cannot precisely estimate net interest income or exactly predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

                  Results of the simulation done as of December 31, 1998, suggest that the Company could expect net interest income to decrease by approximately $160,000 (if interest rates gradually decline by 100 basis points over the next twelve months) and to increase approximately $160,000 (if interest rates gradually increased 100 basis points over the next twelve months) from forecast levels of net interest income absent any changes in rates. These variances in net interest income were within the Company's policy parameters established to manage interest rate risk. In addition to changes in interest rate, the level of future net interest income is also dependent on a number of other variables, including growth, composition and absolute levels of deposits, loans, and other earning assets and interest-bearing liabilities, economic and competitive conditions, client preference and other factors.

                  Austin Advisors, Inc., a firm specializing in consulting and providing assistance to banks, performs a formal asset/liability management analysis on a monthly basis. This information is presented and reviewed by the "ALCO" Committee.

                                CAPITAL RESOURCES

                  Total shareholders' equity was $11.6 million as of December 31, 1998, an increase of $ .3 million from $11.3 million as of December 31, 1997. The increase was a result of the increase in the net unrealized gains on securities available for sale as well as the investment in the Company by its employees through the Company's 401k plan.


                  The components of total risk-based capital are Tier 1 capital and Tier 2 capital. Tier 1 capital is total shareholders' equity less intangible assets. Tier 2 capital is Tier 1 capital plus a portion of the allowance for loan losses. The allowance for loan losses is includable in

Tier 2 capital up to a maximum of 1.25% of risk weighted assets. The net unrealized appreciation (depreciation) on securities available for sale, net of tax, is not considered in meeting regulatory capital requirements. The following table provides the minimum regulatory capital requirements and the Bank's actual capital ratios at December 31, 1998:

                                 CAPITAL RATIOS

                                   Minimum        Minimum Required
                                 Required For        To Be Well
                                   Capital        Capitalized Under      Bank's
                                  Adequacy        Prompt Corrective      Capital
December 31, 1998                 Purposes       Action Regulations       Ratio
-----------------                 --------       ------------------       -----

Ratio of Total Capital
  to Risk Weighted Assets           8.0%              10.00%              17.1%
Ratio of Tier 1 Capital
  to Risk Weighted Assets           4.0%                6.0%              15.8%
Ratio of Tier 1 Capital
  to Average Assets                 4.0%                5.0%              11.0%

                  The Bank exceeded the applicable minimum regulatory capital requirements at December 31, 1998 and was considered to be well capitalized.

                  Restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. (See Note 1 to consolidated financial statements). No cash or other dividends were declared or paid during the years ended December 31, 1998, 1997 or 1996.

                  As of December 31, 1998, management was not aware of any current recommendations by the banking regulatory authorities which, it they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.

                         IMPACT OF YEAR 2000 COMPLIANCE

                  The Company initiated a company-wide project in 1997 to prepare its computer systems infrastructure for Year 2000 compliance. The following discussion of the implications of the Year 2000 issue for the Company contains numerous forward-looking statements based on inherently uncertain information. The cost of the project and the date on which the Company plans to complete the internal Year 2000 modifications are based on management's best estimates, which management derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, including employees, modifications to systems provided by third parties and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ.

                  In 1997, the Company prepared a project plan, which identified its mission critical applications. The Company has identified and tested critical systems for readiness as part of this process. In addition, the Company evaluated clients and vendors who have significant relationships with the Company to determine whether they are preparing and will be ready for the Year 2000. The Company considers the potential failure of those clients to be adequately prepared as part of the credit and loan review process. However, there can be no guarantee that any needed remediation of the systems of the Company's vendors or clients will be completed on a timely basis.

                  The Company has reviewed its systems, including desktop computers and facilities related items for Year 2000 compliance. The Company has budgeted $48,000 in 1999 to cover expenses associated with Year 2000 compliance issues. The Company will fund the costs through normal operating cash flow. The project is staffed with internal staff as well as a third party vendor.

                  The Company is reliant on vendors and has been addressing Year 2000 issues with them. As of December 31, 1998, the Company has identified critical vendors and has completed formalized risk assessments of their Year 2000 readiness plans. The Company will continue to monitor and replace vendors or make alternative arrangements as required.

                  The Company is reliant on its clients to make necessary preparations for the Year 2000 so that their business operations will not be interrupted, as an interruption could threaten their ability to honor financial commitments. The Company has identified relationships, consisting of borrowers, capital market/asset management counterparties, funding sources, and large depositors with financial volumes sufficiently large to warrant inquiry as to Year 2000 preparation. Clients found to have a significant risk of not being ready for the Year 2000 are encouraged to make the efforts to become compliant. The Company is undertaking measures to minimize risk with those that appear to pose a significant risk. Quarterly reviews and follow up assessments of customers will continue in 1999.

                  The Company's Year 2000 program includes the active involvement of senior executives as well as other employees of the Company. Senior management, the board of directors and a Year 2000 Committee regularly review the overall program. The federal and state agencies that regulate the banking industry also monitor the program.

                  Computer failure of third party vendors, should they occur, could have a significant impact on the Company's operations. The most serious impact on the Company's operations from vendors would result if services such as data processing, telecommunications, electric power suppliers and services provided by other financial institutions and governmental agencies were disrupted.

                  Operational failures among the Company's sources of major funding and larger borrowers could affect their ability to continue to provide funding or meet obligations when due. It is not possible to accurately estimate the likelihood, or potential impact, of significant disruptions among the Company's funding sources and obligors at this time.

                  The Company has developed a remediation contingency plan and business resumption contingency plan specific to the Year 2000. The remediation contingency plan addresses the actions to be taken if the current approach to remediating a system is falling behind schedule or otherwise appears in jeopardy of failing to deliver a Year 2000 ready system when needed. The business resumption contingency plan addresses the actions that would be taken if critical business functions cannot be carried out in the normal manner due to system or supplier failure.

                           FORWARD-LOOKING STATEMENTS

                  The foregoing disclosure contains "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods. These forward looking statements relate to the impact of Year 2000 and the interest rate sensitivity analysis, all changes which are subject to risks and uncertainties that could cause actual results to differ. These risks and uncertainties include unanticipated changes in the competitive environment and relationships with third party vendors and clients and certain other factors discussed in this report.

ITEM 7.           FINANCIAL STATEMENTS

The following financial statements and related notes are contained herein.

                         Report of Independent Auditors
                           Consolidated Balance Sheets
                        Consolidated Statements of Income
           Consolidated Statements of Changes in Shareholders' Equity
                      Consolidated Statements of Cash Flows
                   Notes to Consolidated Financial Statements

                                 REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
St. Joseph Capital Corporation
Mishawaka, Indiana

We have audited the accompanying consolidated balance sheets of St. Joseph Capital Corporation (the Company) as of December 31, 1998 and 1997 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1998, 1997 and for the period from February 29, 1996 (date of inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and for the period from February 29, 1996 (date of inception) to December 31, 1996 in conformity with generally accepted accounting principles.




                                              /s/ Crowe, Chizek and Company LLP
                                              Crowe, Chizek and Company LLP



South Bend, Indiana
February 19, 1999

                         ST. JOSEPH CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997

-------------------------------------------------------------------------------

                                                                                      1998                1997
                                                                                      ----                ----
ASSETS
Cash and due from banks                                                         $     6,113,583     $       985,464
Interest-bearing deposits in other financial institutions -
  short-term                                                                              5,531                   -
Federal funds sold                                                                    9,600,000           3,550,000
                                                                                ---------------     ---------------
     Total cash and cash equivalents                                                 15,719,114           4,535,464
Interest-bearing deposits in other financial institutions
  (cost approximates fair value)                                                              -             500,000
Securities available for sale                                                        31,066,346          22,351,254
Federal Home Loan Bank (FHLB) stock                                                     222,200                   -
Loans receivable, net of allowance for loan losses
  of $751,675 in 1998 and $360,000 in 1997                                           48,011,296          21,991,115
Accrued interest receivable                                                             739,024             526,339
Premises and equipment, net                                                             742,495             881,840
Other assets                                                                            103,565              53,322

         Total assets                                                           $    96,604,040     $    50,839,334
                                                                                ===============     ===============


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest-bearing demand                                             $    11,442,145    $      3,951,366
         Savings, NOW and money market                                               46,414,185          13,612,678
         Certificates of deposit                                                     18,534,135          17,351,837
                                                                                ---------------    ----------------
              Total deposits                                                         76,390,465          34,915,881
     Securities sold under agreements to repurchase                                   6,388,971           4,503,760
     FHLB advances                                                                    2,000,000                   -
     Accrued interest payable                                                           100,707             120,890
     Other liabilities                                                                  113,052              41,431
                                                                                ---------------    ----------------
         Total liabilities                                                           84,993,195          39,581,962

Shareholders' equity
     Preferred stock, $.01 par value, 100,000 shares
       authorized; -0- shares issued and outstanding                                          -                   -
     Common stock, $.01 par value, 2,500,000 shares
       authorized; 1,278,625  and 1,269,486 shares issued
       and outstanding in 1998 and 1997                                                  12,786              12,695
     Additional paid-in capital                                                      12,323,967          12,164,648
     Accumulated deficit                                                             (1,280,858)         (1,052,339)
     Net unrealized appreciation on securities available for
       sale, net of tax of $-0- in 1998 and 1997                                        554,950             132,368
                                                                                ---------------    ----------------
         Total shareholders' equity                                                  11,610,845          11,257,372
                                                                                ---------------    ----------------
              Total liabilities and shareholders' equity                        $    96,604,040    $     50,839,334
                                                                                ===============    ================



-------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                         ST. JOSEPH CAPITAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               Years ended December 31, 1998, 1997 and period from
                     February 29, 1996 to December 31, 1996

-------------------------------------------------------------------------------


                                                                     1998              1997              1996
                                                                     ----              ----              ----
Interest and dividend income
     Loans receivable, including fees                          $  2,796,772       $      883,629    $             -
     Securities available for sale - taxable                      1,652,227              920,425            197,057
     FHLB stock                                                       8,703                    -                  -
     Federal funds sold                                             325,139              176,944                  -
     Other interest earning assets                                    6,882               41,181                  -
                                                               ------------       --------------     --------------
         Total interest and dividend income                       4,789,723            2,022,179            197,057

Interest expense
     Deposits                                                     2,297,456              834,759                  -
     Securities sold under agreements to repurchase                 398,701              107,393                  -
     Other borrowings                                                 2,922                  172              7,656
                                                               ------------       --------------     --------------
         Total interest expense                                   2,699,079              942,324              7,656
                                                               ------------       --------------     --------------

NET INTEREST INCOME                                               2,090,644            1,079,855            189,401

Provision for loan losses                                           391,675              360,000                  -
                                                               ------------       --------------     --------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               1,698,969              719,855            189,401

Noninterest income
     Gain on sales and calls of securities
       available for sale, net                                      116,644                2,139                  -
     Other income                                                    42,228                2,247                  -
                                                               ------------       --------------     --------------
         Total noninterest income                                   158,872                4,386                  -

Noninterest expense
     Salaries and employee benefits                               1,047,262              756,388            272,088
     Occupancy and equipment                                        449,496              301,478             29,588
     Other expense                                                  589,602              428,495            177,944
                                                               ------------       --------------     --------------

         Total noninterest expense                                2,086,360            1,486,361            479,620
                                                               ------------       --------------     --------------

LOSS BEFORE INCOME TAXES                                           (228,519)            (762,120)          (290,219)

Income tax expense                                                        -                    -                  -
                                                               ------------       --------------     --------------

NET LOSS                                                       $   (228,519)      $     (762,120)    $     (290,219)
                                                               ============       ==============     ==============


Basic and diluted loss per common share                        $       (.18)      $         (.60)    $         (.23)
                                                               ============       ==============     ==============



-------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                         ST. JOSEPH CAPITAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 1998, 1997 and
               period from February 29, 1996 to December 31, 1996
-------------------------------------------------------------------------------

                                                                                         Net Unrealized
                                                                                          Appreciation
                                                                                        (Depreciation) on
                                                         Additional                   Securities Available         Total
                                            Common         Paid-In      Accumulated         for Sale,           Shareholders'
                                             Stock         Capital        Deficit          Net of Tax             Equity
                                             -----         -------        -------          ----------             ------

BALANCE AT FEBRUARY 29, 1996               $        -  $            -  $           -    $           -       $             -

Comprehensive loss:
    Net loss                                        -               -       (290,219)               -              (290,219)
    Net change in net unrealized
      appreciation (depreciation) on
      securities available for sale, net
      of reclassification adjustments
      and tax effects                               -               -              -          (32,547)              (32,547)
                                                                                                            ---------------
       Total comprehensive loss                     -               -              -                -              (322,766)

Proceeds from issuance of common
  stock for initial capitalization              1,000               -              -                -                 1,000

Proceeds from issuance of
  1,265,160 shares of common stock,
  net of stock offering costs                  12,652      12,103,000              -                -            12,115,652

Redemption of common stock
  from initial capitalization                  (1,000)              -              -                -                (1,000)
                                          -----------  --------------  -------------    -------------       ---------------

BALANCE AT DECEMBER 31, 1996                   12,652      12,103,000       (290,219)         (32,547)           11,792,886

Comprehensive loss:
    Net loss                                        -               -       (762,120)               -              (762,120)
    Net change in net unrealized
      appreciation (depreciation) on
      securities available for sale, net
      of reclassification adjustments
      and tax effects                               -               -              -          164,915               164,915
                                                                                                            ---------------
       Total comprehensive loss                     -               -              -                -              (597,205)

Proceeds from issuance of
  4,326 shares of common stock                     43          61,648              -                -                61,691
                                          -----------  --------------  -------------    -------------       ---------------

BALANCE AT DECEMBER 31, 1997                   12,695      12,164,648     (1,052,339)         132,368            11,257,372

Comprehensive income:
    Net loss                                        -               -       (228,519)               -              (228,519)
    Net change in net unrealized
      appreciation (depreciation) on
      securities available for sale, net
      of reclassification adjustments
      and tax effects                               -               -              -          422,582               422,582
                                                                                                            ---------------
       Total comprehensive income                   -               -              -                -               194,063

Proceeds from issuance of
  9,139 shares of common stock                     91         159,319              -                -               159,410
                                          -----------  --------------  -------------    -------------       ---------------
BALANCE AT DECEMBER 31, 1998              $    12,786  $   12,323,967  $  (1,280,858)   $     554,950       $    11,610,845
                                          ===========  ==============  =============    =============       ===============



-------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                         ST. JOSEPH CAPITAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended
                     December 31, 1998, 1997 and period from
                     February 29, 1996 to December 31, 1996

-------------------------------------------------------------------------------

                                                                     1998              1997              1996
                                                                     ----              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                 $      (228,519)    $     (762,120)    $     (290,219)
     Adjustments to reconcile net loss
       to net cash from operating activities
         Depreciation                                                 219,273            138,215              4,176
         Provision for loan losses                                    391,675            360,000                  -
         Net amortization (accretion) on securities
           available for sale                                          61,223            (61,395)          (167,621)
         Gain on sales and calls of securities
           available for sale, net                                   (116,644)            (2,139)                 -
         Net change in
              Accrued interest receivable                            (212,685)          (526,339)                 -
              Other assets                                            (50,243)           (24,651)           (28,671)
              Accrued interest payable                                (20,183)           120,890                  -
              Other liabilities                                        71,621             (7,088)            48,519
                                                               --------------     --------------    ---------------
                  Net cash from operating activities                  115,518           (764,627)          (433,816)

CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in interest-bearing deposits in
       other financial institutions                                   500,000           (500,000)                 -
     Purchase of securities available for sale                    (28,031,891)       (32,281,778)       (17,054,828)
     Proceeds from sales of securities available for sale          11,269,802          4,001,875                  -
     Proceeds from maturities and calls of securities
       available for sale                                           8,525,000         16,285,000          7,062,000
     Purchase of FHLB stock                                          (222,200)                 -                  -
     Net change in loans receivable                               (26,411,856)       (22,351,115)                 -
     Purchase of premises and equipment, net                          (79,928)          (745,335)          (278,896)
                                                               --------------     --------------    ---------------
         Net cash from investing activities                       (34,451,073)       (35,591,353)       (10,271,724)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                        41,474,584         34,915,881                  -
     Net change in securities sold under agreements
       to repurchase                                                1,885,211          4,503,760                  -
     Proceeds from FHLB advances                                    2,000,000                  -                  -
     Proceeds from other borrowings                                         -                  -            275,000
     Repayment of other borrowings                                          -                  -           (275,000)
     Proceeds from issuance of common stock, net                      159,410             61,691         12,115,652
                                                               --------------     --------------    ---------------
         Net cash from financing activities                        45,519,205         39,481,332         12,115,652
                                                               --------------     --------------    ---------------

Net change in cash and cash equivalents                            11,183,650          3,125,352          1,410,112

Cash and cash equivalents at beginning of period                    4,535,464          1,410,112                  -
                                                               --------------     --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   15,719,114     $    4,535,464    $     1,410,112
                                                               ==============     ==============    ===============

Supplemental disclosures of cash flow information
     Cash paid during the year for
         Interest                                              $    2,719,262     $      821,434    $         7,656
         Income taxes                                                       -                  -                  -



-------------------------------------------------------------------------------
                                       35
          See accompanying notes to consolidated financial statements.

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

-------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of St. Joseph Capital Corporation conform to generally accepted accounting principles and to general practices within the banking industry. The following describes the significant accounting and reporting policies, which are employed in the preparation of the financial statements.

Principles of Consolidation: The consolidated financial statements include the accounts of St. Joseph Capital Corporation, a bank holding company located in Mishawaka, Indiana, (the Company) and its wholly-owned subsidiary St. Joseph Capital Bank. All significant intercompany balances and transactions have been eliminated.

Nature of Business and Concentration of Credit Risk: The Company accepts deposits and grants commercial, real estate, and installment loans to customers primarily in northern Indiana. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate.

Segments: The Company, through its subsidiary, St. Joseph Capital Bank (the
Bank), provides a broad range of financial services to individuals and companies in northern Indiana. These services include demand, time and savings deposits; lending; credit card servicing; ATM processing and cash management. While the Company's chief decision makers monitor the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment.

Use of Estimates in Preparing Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, fair values of financial instruments, the realization of deferred tax assets and fair value of stock options involve certain significant estimates made by management. These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at December 31, 1998 may change in the near-term future and that the effect could be material to the financial statements.

Restrictions on Cash and Due From Banks: To satisfy legal cash reserve and clearing balance requirements, noninterest-bearing balances are required to be maintained as deposits with the Federal Reserve or as cash on hand. The total required cash reserve and clearing balance requirements was $477,000 and $107,000 at year end 1998 and 1997.


-------------------------------------------------------------------------------
                                       36
                                  (Continued)

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

-------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in other comprehensive income (loss) and shareholders' equity, net of tax. Securities are classified as trading when held for short-term periods in anticipation of market gains, and are carried at fair value. Securities are written down to fair value when a decline in fair value is not temporary.

The estimated fair value of securities is based on quoted market values for the individual securities or for equivalent securities. Gains and losses on the sale of securities are determined using the specific identification method based on amortized cost and are reflected in results of operations at the time of sale. Interest income includes amortization of purchase premiums and discounts over the estimated life of the security using the level yield method.

Loans Receivable: Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.

Interest income is not reported when full loan repayment is in doubt, typically when payments are past due over 90 days. Payments received on such loans are reported as principal reductions.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that all principal and interest amounts will not be collected according to the original terms of the loan.

-------------------------------------------------------------------------------
                                       37
                                  (Continued)

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

-------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreclosed Real Estate: Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of acquisition, establishing a new cost basis. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss and charged against the allowance for loan losses. Valuations are periodically performed by management and valuation allowances are adjusted through a charge to income for changes in fair value or estimated selling costs. There were no foreclosed real estate properties held at December 31, 1998 or 1997.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Leasehold improvements are depreciated using the straight-line method over the lease term. Furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful life of the assets. Maintenance and repairs are expensed, and major improvements are capitalized. Assets are reviewed for impairment under Statement of Financial Accounting Standards (SFAS) No. 121 when events indicate that the reported carrying amount may not be fully recoverable.

Profit Sharing Plan: The Company maintains a 401(k) profit sharing plan covering substantially all employees. For details concerning the plan, see Note 9.

Income Taxes: Income tax expense (benefit) is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities computed using enacted tax rates. As the Company has only recently begun operations, a valuation allowance reduces deferred tax assets to zero.

Financial Instruments With Off-Balance-Sheet Risk: The Company, in the normal course of business, makes commitments to make loans which are not reflected in the consolidated financial statements. A summary of these commitments is disclosed in Note 13.

Dividend Restriction: Banking regulations require the maintenance of certain capital levels which limit the amount of dividends which may be paid. For regulatory capital requirements, see Note 14.

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income
(loss) and other comprehensive income (loss). Other comprehensive income (loss) includes the net change in net unrealized appreciation (depreciation) on securities available for sale, net of tax which is also recognized as a separate component of shareholders' equity. The accounting standard that requires reporting comprehensive income (loss) first applies for 1998, with prior information restated to be comparable.


-------------------------------------------------------------------------------
                                       38
                                  (Continued)

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

-------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income (Loss) Per Common Share: Basic income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share shows the dilutive effect of additional potential common shares issuable under stock options.

Stock Option Plan: Expense for employee compensation under stock option plans is based on Accounting Principles Board (APB) Opinion 25, with expense reported only if options are granted below market price at grant date. If applicable, disclosures of net income and income or loss per common share are provided as if the fair value method of SFAS No. 123 were used for stock-based compensation.

Statement of Cash Flows: For purposes of the statement of cash flows, cash and cash equivalents are defined to include the Company's cash on hand and due from other banks, its short-term interest-bearing deposits in other financial institutions and federal funds sold with a maturity of 90 days or less. The Company reports net cash flows for customer loan and deposit transactions, interest-bearing deposits in other financial institutions and short-term borrowings with original maturities of 90 days or less.

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 16. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Reclassifications: Certain amounts in the 1997 and 1996 consolidated financial statements were reclassified to conform with the 1998 presentation.


NOTE 2 - ORGANIZATION

St. Joseph Capital Corporation was incorporated under the laws of the state of Delaware on February 29, 1996, with an initial capitalization of $1,000. During 1996 and the first part of 1997, the Company's activities were limited to the organization of the Bank, as well as preparation for and completion of a $12,650,000 common stock offering (the Offering). The Company sold 1,265,000 shares of common stock at a price of $10 per share in the Offering resulting in net proceeds of $12,115,000. A substantial portion of the proceeds of the Offering were used by the Company to provide the initial capitalization of the Bank which occurred on February 13, 1997, at which time the Bank began operations.

-------------------------------------------------------------------------------
                                       39
                                  (Continued)

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

-------------------------------------------------------------------------------


NOTE 3 - SECURITIES AVAILABLE FOR SALE

Year end securities available for sale were as follows:

                                                                        Gross             Gross
                                                    Amortized        Unrealized        Unrealized         Fair
1998                                                  Cost              Gains            Losses           Value
----                                                  ----              -----            ------           -----

Debt securities
     U.S. Government and
       federal agencies                          $   26,706,094   $       575,570   $      (5,660)  $    27,276,004
     Obligations of states and
       political subdivisions                         2,586,869             4,538         (17,039)        2,574,368
     Corporate bonds                                  1,193,446             1,403               -         1,194,849
     Marketable equity securities                        24,987                 -          (3,862)           21,125
                                                 --------------   ---------------   -------------   ---------------

                                                 $   30,511,396   $       581,511   $     (26,561)  $    31,066,346
                                                 ==============   ===============   =============   ===============
1997

Debt securities
     U.S. Government and
       federal agencies                          $   22,059,046   $       136,756   $      (5,507)  $    22,190,295
     Obligations of states and
       political subdivisions                           159,840             1,119               -           160,959
                                                 --------------   ---------------   -------------   ---------------

                                                 $   22,218,886   $       137,875   $      (5,507)  $    22,351,254
                                                 ==============   ===============   =============   ===============

The amortized cost and fair value of securities available for sale by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                             -----------December 31, 1998----------
                                                                                    Amortized             Fair
                                                                                      Cost                Value
                                                                                      ----                -----

         Due in one year or less                                                $     4,197,141    $      4,214,699
         Due after one year through five years                                       17,618,128          18,005,072
         Due after five years through ten years                                       8,138,426           8,290,770
         Due after ten years                                                            532,714             534,680
         Marketable equity securities                                                    24,987              21,125
                                                                                ---------------    ----------------

                                                                                $    30,511,396    $     31,066,346
                                                                                ===============    ================

-------------------------------------------------------------------------------
                                       40
                                  (Continued)

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

-------------------------------------------------------------------------------

NOTE 3 - SECURITIES AVAILABLE FOR SALE (Continued)

Activities related to sales and calls of securities available for sale are summarized as follows:

                                                                   1998               1997              1996
                                                                   ----               ----              ----
         Proceeds from sales                                 $   11,269,802     $     4,001,875    $            -
         Gross gains on sales                                       117,139               2,802                 -
         Gross gains on calls                                           522                   -                 -
         Gross losses on sales                                        1,017                 663                 -
         Tax effects of gain on sales and calls, net                      -                   -                 -

At December 31, 1998 and 1997, securities and FHLB stock, with an amortized cost of approximately $14,364,000 and $7,119,000, respectively, were pledged to secure certain deposits, securities sold under agreements to repurchase and FHLB advances.

NOTE 4 - LOANS RECEIVABLE, NET

Year end loans receivable were as follows:

                                                                                  1998               1997
                                                                                  ----               ----

     One to four family residential mortgage loans                         $    13,311,145     $     5,909,708
     Construction loans - residential                                              629,168             468,094
     Construction loans - commercial                                             4,966,020           3,400,709
     Commercial and multi-family real estate loans                              14,988,484           6,251,140
     Commercial business loans                                                  13,247,735           5,081,563
     Consumer loans                                                              1,636,286           1,241,508
                                                                           ---------------     ---------------
                                                                                48,778,838          22,352,722
     Allowance for loan losses                                                    (751,675)           (360,000)
     Net deferred loan origination fees                                            (15,867)             (1,607)
                                                                           ---------------     ---------------

                                                                           $    48,011,296     $    21,991,115
                                                                           ===============     ===============

Activity in the allowance for loan losses at year end was as follows:

                                                              1998                1997               1996
                                                              ----                ----               ----

     Beginning balance                                  $       360,000    $             -     $             -
     Provision for loan losses                                  391,675            360,000                   -
     Recoveries                                                       -                  -                   -
     Charge-offs                                                      -                  -                   -
                                                        ---------------    ---------------     ---------------

     Ending balance                                     $       751,675    $       360,000     $             -
                                                        ===============    ===============     ===============

-------------------------------------------------------------------------------
                                       41
                                  (Continued)

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

-------------------------------------------------------------------------------


NOTE 4 - LOANS RECEIVABLE, NET (Continued)

At December 31, 1998 and 1997 no portion of the allowance for loan losses was allocated to impaired loan balances as there were no loans considered impaired as of or for the years ended December 31, 1998 and 1997.

Certain directors and executive officers of the Company and its subsidiary, including associates of such persons, are loan customers. A summary of the related party loan activity, for loans aggregating $60,000 or more to any one related party, is as follows:

                                                                                  1998               1997
                                                                                  ----               ----

           Balance - beginning of year                                     $     1,272,000     $             -
           New loans                                                             1,723,000           1,330,000
           Repayments                                                             (756,000)            (58,000)
           Other changes                                                           600,000                   -
                                                                           ---------------     ---------------

           Balance - end of year                                           $     2,839,000     $     1,272,000
                                                                           ===============     ===============

Other changes include adjustments for loans applicable to one reporting period that are excludable from the other reporting period.

NOTE 5 - PREMISES AND EQUIPMENT, NET

Year end premises and equipment were as follows:

                                                                                   1998                 1997
                                                                                   ----                 ----

     Leasehold improvements, furniture, fixtures
       and equipment                                                         $      1,104,159    $      1,024,231
     Accumulated depreciation                                                        (361,664)           (142,391)
                                                                             ----------------    ----------------

                                                                             $        742,495    $        881,840
                                                                             ================    ================



-------------------------------------------------------------------------------
                                       42
                                  (Continued)

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

-------------------------------------------------------------------------------


NOTE 6 - DEPOSITS

Certificates of deposit in denominations of $100,000 or more was approximately $15,066,000 and $15,250,000 at year end 1998 and 1997.

At December 31, 1998, the scheduled maturities of certificates of deposit were as follows for the years ended December 31:

           1999                                          $      16,926,888
           2000                                                    604,470
           2001                                                  1,002,777
                                                         -----------------

                                                         $      18,534,135
                                                         =================

NOTE 7 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase consist of obligations of the Company to other parties. These arrangements are all short-term retail repurchase agreements and are secured by securities available for sale. Such collateral is held by safekeeping agents of the Company. Information concerning securities sold under agreements to repurchase for 1998 and 1997, is summarized as follows:

                                                                                   1998               1997
                                                                                   ----               ----

     Amount outstanding at year end                                          $     6,388,971    $    4,503,760
     Weighted average interest rate at year end                                         4.08%             4.97%
     Maximum month end balance during the year                               $    14,183,976    $    4,588,163
     Average daily balance during the year                                   $     8,600,634    $    2,152,651
     Weighted average interest rate during the year                                     4.64%             4.99%

Securities, including accrued interest, underlying these agreements at year end were as follows:

                                                                                   1998               1997
                                                                                   ----               ----

     Carrying value                                                          $    11,367,000    $    6,042,000
     Fair value                                                              $    11,367,000    $    6,042,000

The following presents the carrying value and market value, including accrued interest, of securities pledged for securities sold under agreements to repurchase according to the maturity of such agreements at December 31, 1998.

                                                                                                         Repurchase
                                                                                                          Liability
                          U.S. Agencies          U.S. Treasuries             Total                        Weighted
                      -------------------     -------------------     -------------------                  Average
                      Carrying     Market     Carrying     Market     Carrying     Market     Repurchase  Interest
                        Value       Value       Value       Value       Value       Value      Liability    Rate
                        -----       -----       -----       -----       -----       -----      ---------    ----
                                                      (Dollars in thousands)

Overnight            $    9,322  $    9,322  $    2,045   $   2,045   $   11,367  $   11,367  $    6,389      4.08%
                     ==========  ==========  ==========   =========   ==========  ==========  ==========  ========



-------------------------------------------------------------------------------
                                       43
                                  (Continued)

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

-------------------------------------------------------------------------------


NOTE 7 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (Continued)

At December 31, 1998, information regarding repurchase agreements with an underlying at risk amount which exceeds 10% of total shareholders' equity is as follows:

                                                                   Weighted
                                                               Average Maturity
                                           Amount                Of Repurchase
                                           At Risk                 Liability
                                           -------                 ---------

         Counterparty No. 1            $    1,392,000              Overnight
         Counterparty No. 2                 1,833,000              Overnight
         Counterparty No. 3                 1,463,000              Overnight
         Counterparty No. 4                 1,962,000              Overnight
         Counterparty No. 5                 1,659,000              Overnight
         Counterparty No. 6                 1,827,000              Overnight

The amount at risk under a repurchase agreement is defined as the excess of the carrying amount, or market value, if higher, of the sold securities, including accrued interest, over the amount of the repurchase liability, evaluated on an individual counterparty basis regardless of whether this amount is used for other repurchase agreements. The Company is at risk for this amount if the counterparty fails to perform under the terms of the repurchase agreement.

NOTE 8 - ADVANCES FROM FHLB

At December 31, 1998, the Bank had an advance from the FHLB of Indianapolis in the amount of $2,000,000 with a fixed interest rate of 4.99% which matures in 2008. The advance contains an option for the FHLB to convert the entire advance to a periodic adjustable rate advance at December 30, 2003 with an interest rate equal to the three month LIBOR flat rate. At December 31, 1998, in addition to FHLB stock of $222,200, the Company pledged securities with a minimum carrying value of approximately $3,075,000 to the FHLB to secure advances outstanding.

NOTE 9 - BENEFIT PLANS

The Company's Board of Directors has adopted stock option plans. Under the terms of these plans, options for up to 200,000 shares of the Company's common stock may be granted to key management employees and directors of the Company and its subsidiaries. The exercise price of the options is determined at the time of grant by an administrative committee appointed by the Board of Directors.






-------------------------------------------------------------------------------
                                       44
                                  (Continued)

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

-------------------------------------------------------------------------------


NOTE 9 - BENEFIT PLANS (Continued)

SFAS No. 123 requires proforma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following proforma information presents net loss per common share had the fair value method been used to measure compensation cost for stock option plans. Compensation cost actually recognized for stock options was $-0- for 1998, 1997 and 1996.

The fair value of options granted during 1998, 1997 and 1996 is estimated using the following weighted average information: risk-free interest rate of 4.8%, 6.5% and 6.5%, expected life of 10 years, expected volatility of stock price of
 .18, .13 and .15, and expected dividends of 0% per year.

                                                                1998               1997               1996
                                                                ----               ----               ----

     Net loss as reported                                  $     (228,519)   $      (762,120)   $     (290,219)
     Proforma net loss                                     $     (382,553)   $    (1,181,415)   $     (476,453)

     Basic and diluted loss per common
      share as reported                                    $         (.18)   $         (.60)    $         (.23)
     Proforma basic and diluted loss
       per common share                                    $         (.30)   $         (.93)    $         (.38)

In future years, the proforma effect of not applying this standard is expected to increase as additional options are granted.

Stock option plans are used to reward employees and provide them with an additional equity interest. Options are issued for 10-year periods with varying vesting periods. Information about option grants follows:

                                                                                                       Weighted
                                              Number of                             Weighted            Average
                                             Outstanding         Exercise            Average          Fair Value
                                               Options             Price         Exercise Price        of Grants
                                               -------             -----         --------------        ---------

     Outstanding, beginning of 1996                   -
     Granted                                     56,030     $ 10.00 - $ 10.62      $    10.03          $   4.92
                                            -----------
     Outstanding, end of 1996                    56,030       10.00 -   10.62           10.03
     Granted                                     35,765       10.62 -   17.25           14.45          $   9.71
                                            -----------
     Outstanding, end of 1997                    91,795       10.00 -   17.25           11.75
     Granted                                     34,367       17.25 -   18.25           17.98          $   6.92
                                            -----------
     Outstanding, end of 1998                   126,162       10.00 -   18.25           13.45
                                            ===========




-------------------------------------------------------------------------------
                                       45
                                  (Continued)

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

-------------------------------------------------------------------------------


NOTE 9 - BENEFIT PLANS (Continued)

The weighted average remaining contractual life of options outstanding at December 31, 1998 was approximately eight years. Stock options exercisable at December 31, 1998, 1997 and 1996 totaled 99,362, 77,795 and 28,030 at a weighted average exercise price of $12.22, $12.06 and $10.05. As of December 31, 1998, 73,838 options remain available for future grants.

The Company maintains a 401(k) plan covering substantially all employees. The plan provides for voluntary employee contributions and discretionary employer contributions. Employee voluntary contributions are vested at all times and the Company's discretionary contributions are fully vested after three years. Annual expense related to the plan is based on a discretionary matching of 50% of voluntary employee contributions on the first 6% of the participants' compensation. The plan also allows for an additional discretionary contribution on the employee's behalf for any eligible employee irrespective of the employee's voluntary participation in the plan during the year. The discretionary matching percentage and the additional discretionary contribution are to be determined by the Board of Directors at the end of each year. The expense recorded related to this plan was $24,000 for 1998, $14,000 for 1997 and $-0- for 1996.

NOTE 10 - OTHER EXPENSE

Other expense amounts were as follows:

                                                                        1998            1997              1996
                                                                        ----            ----              ----

     Advertising and promotion                                     $      49,659    $      48,403    $       23,487
     Client courier                                                       92,297           49,317                 -
     Data processing                                                     110,531           64,107             2,650
     Incorporation expense                                                 6,156            6,156            30,819
     Liability insurance                                                  26,461           25,200             2,158
     Printing, postage, stationery and supplies                           46,287           44,221            31,639
     Professional dues and memberships                                    21,258           16,082             8,238
     Professional fees                                                   112,786           84,921            55,805
     Telephone                                                            31,884           22,951             8,148
     Other                                                                92,283           67,137            15,000
                                                                   -------------    -------------    --------------

                                                                   $     589,602    $     428,495    $      177,944
                                                                   =============    =============    ==============




-------------------------------------------------------------------------------
                                       46
                                  (Continued)

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

-------------------------------------------------------------------------------



NOTE 11 - INCOME TAXES

There was no income tax expense (benefit) for 1998, 1997 or 1996 as the result of recording a valuation allowance in the amount of net deferred tax assets.

Total income tax expense differed from the amounts computed by applying the federal income tax rate of 34% in all periods presented to loss before income taxes as a result of the following for the years ended December 31:

                                                                        1998            1997              1996
                                                                        ----            ----              ----

Income tax expense (benefit) at statutory rate                     $     (77,696)   $   (259,121)   $       (98,674)
Tax effect of:
         State tax, net of federal income
           tax effect                                                    (13,071)        (41,699)           (15,814)
         Effect of deferred tax valuation allowance                       77,791         293,094            111,658
         Other, net                                                       12,976           7,726              2,830
                                                                   -------------    ------------    ---------------

              Total income tax expense                             $           -    $          -    $             -
                                                                   =============    ============    ===============

The components of the net deferred tax asset recorded in the consolidated balance sheets as of December 31 are as follows:

                                                                        1998            1997              1996
                                                                        ----            ----              ----
     Deferred tax assets
         Net operating loss carryforward                           $     262,987    $    286,625    $       173,625
         Allowance for bad debts                                         264,767         142,596                  -
         Donation carryforward                                                 -           4,315                  -
         Net unrealized depreciation
           on securities available for sale                                    -               -             13,019
         Other                                                             7,633           1,007                  -
                                                                   -------------    ------------    ---------------
                                                                         535,387         434,543            186,644



-------------------------------------------------------------------------------
                                       47
                                  (Continued)

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

-------------------------------------------------------------------------------



NOTE 11 - INCOME TAXES (Continued)

                                                                        1998            1997              1996
                                                                        ----            ----              ----
     Deferred tax liabilities
         Accretion                                                 $     (15,841)   $    (13,379)   $       (61,359)
         Depreciation                                                    (37,003)        (16,412)                 -
         Other                                                                 -               -               (608)
                                                                   -------------    ------------    ---------------
                                                                         (52,844)        (29,791)           (61,967)
     Valuation allowance                                                (482,543)       (404,752)          (124,677)
                                                                   -------------    ------------    ---------------

         Net deferred tax asset                                    $           -    $          -    $             -
                                                                   =============    ============    ===============

A valuation allowance has been recorded to offset the excess of all deferred tax assets over deferred tax liabilities.

As of December 31, 1998, the Company has $687,245 and $522,703 of net operating loss carryforwards available for federal and state income tax purposes expiring in 2016 - 2017 for federal purposes and 2011 - 2012 for state purposes.

NOTE 12 - BASIC AND DILUTED LOSS PER COMMON SHARE

Loss per common and common equivalent share are based on the combined weighted average number of common shares and common equivalent shares outstanding which include, where appropriate, the assumed exercise or conversion of outstanding stock options. In computing loss per common and common equivalent share, the Company has utilized the treasury stock method.

The computation of loss per common share, weighted average common and common equivalent shares used in the calculation of basic and diluted loss per common share is as follows:

                                                                   1998              1997               1996
                                                                   ----              ----               ----
BASIC LOSS PER COMMON SHARE
     Net loss                                                $     (228,519)    $     (762,120)   $     (290,219)
     Weighted average common shares
       outstanding                                                1,276,596          1,266,830         1,265,024
                                                             ==============     ==============    ==============

         BASIC LOSS PER COMMON SHARE                         $         (.18)    $         (.60)   $         (.23)
                                                             ==============     ==============    ==============




-------------------------------------------------------------------------------
                                       48
                                  (Continued)

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

-------------------------------------------------------------------------------



NOTE 12 - BASIC AND DILUTED LOSS PER COMMON SHARE (Continued)

                                                                   1998              1997               1996
                                                                   ----              ----               ----
DILUTED LOSS PER COMMON SHARE
     Net loss                                                $     (228,519)    $     (762,120)   $     (290,219)

     Weighted average common shares
       outstanding                                                1,276,596          1,266,830         1,265,024
     Add:  dilutive effects of assumed stock
       option exercises                                                   -                  -                 -
                                                             --------------     --------------    --------------

     Weighted average common and dilutive
       additional potential common shares
       outstanding                                                1,276,596          1,266,830         1,265,024
                                                             ==============     ==============    ==============

         DILUTED LOSS PER COMMON SHARE                       $         (.18)    $         (.60)   $         (.23)
                                                             ==============     ==============    ==============

Outstanding stock options for 126,162, 91,795 and 56,030 shares of common stock at December 31, 1998, 1997 and 1996, were not considered in computing diluted loss per common share for 1998, 1997 and 1996 because they were antidilutive. Additionally, in January 1999 the Company granted stock options for 3,266 shares of common stock which may affect the computation of diluted earnings per common share in future periods.

NOTE 13- COMMITMENTS AND CONTINGENCIES

Some financial instruments are used to meet customer financing needs and to reduce exposure to interest rate changes. These financial instruments include commitments to extend credit, unused open end revolving lines of credit and standby letters of credit. These involve, to varying degrees, credit and interest-rate risk in excess of the amount reported in the balance sheet.

Commitments at year end were as follows:

                                                                                      1998                1997
                                                                                      ----                ----

     Commitments to extend credit                                               $     4,040,000    $      5,105,000
     Unused open end revolving lines of credit                                       21,821,000          11,924,000
     Standby letters of credit                                                        3,147,000           1,043,000




-------------------------------------------------------------------------------
                                       49
                                  (Continued)

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

-------------------------------------------------------------------------------


NOTE 13- COMMITMENTS AND CONTINGENCIES (Continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment, and generally have fixed expiration dates. Standby letters of credit are conditional commitments to guarantee a customer's performance to a third party. Exposure to credit loss if the other party does not perform is represented by the contractual amount of these items. Collateral or other security is normally not obtained for these financial instruments prior to their use, and many of the commitments are expected to expire without being used.

Under an employment agreement with an executive officer, certain events leading to separation from the Company could result in cash payments totaling approximately $346,000 at December 31, 1998.

The Company has leased a building for its main office location. The lease has a term of five years with the option for one five-year extension. In addition, the lease agreement allows the Company to purchase the building for $800,000 at any time during the term of the lease. The aggregate annual lease payments were $77,000 for 1998 and $67,500 for 1997, the first year of the lease. The lease payments increase by $9,500 in 1999 and in each succeeding year for the two remaining years of the lease.

         1999                                              $      86,500
         2000                                                     96,000
         2001                                                    105,500
                                                           -------------

         Total                                             $     288,000
                                                           =============

NOTE 14 - REGULATORY MATTERS

At year end, the Bank was considered well capitalized and all regulatory capital requirements were met. The Bank's actual capital levels (in millions) and minimum required levels were:

                                                                                                  Minimum Required
                                                                                                     To Be Well
                                                                           Minimum Required       Capitalized Under
                                                                              For Capital         Prompt Corrective
                                                           Actual          Adequacy Purposes     Action Regulations
1998                                                 Amount     Ratio        Amount   Ratio       Amount    Ratio
----                                                 ------     -----        ------   -----       ------    -----
Total capital (to risk weighted assets)            $     9.9    17.1%    $     4.7     8.0%    $    5.8     10.0%
Tier 1 capital (to risk weighted assets)                 9.2    15.8           2.3     4.0          3.5      6.0
Tier 1 capital (to average assets)                       9.2    11.0           3.4     4.0          4.2      5.0

1997
Total capital (to risk weighted assets)            $     9.6    40.2%    $     1.9     8.0%    $    2.4     10.0%
Tier 1 capital (to risk weighted assets)                 9.3    38.9           1.0     4.0          1.4      6.0
Tier 1 capital (to average assets)                       9.3    20.0           1.9     4.0          2.3      5.0




-------------------------------------------------------------------------------
                                       50
                                  (Continued)

                                        .
                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

-------------------------------------------------------------------------------



NOTE 15 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the condensed financial statements for the parent company, St. Joseph Capital Corporation.

                            CONDENSED BALANCE SHEETS
                           December 31, 1998 and 1997

                                                                                    1998                 1997
                                                                                    ----                 ----
ASSETS
Cash and cash equivalents                                                       $     1,870,197    $      1,773,792
Securities available for sale                                                            21,125                   -
Investment in Bank subsidiary                                                         9,717,009           9,476,930
Other assets                                                                              4,588              12,092
                                                                                ---------------    ----------------

     Total assets                                                               $    11,612,919    $     11,262,814
                                                                                ===============    ================

LIABILITIES
Other liabilities                                                               $         2,074    $          5,442

SHAREHOLDERS' EQUITY                                                                 11,610,845          11,257,372
                                                                                ---------------    ----------------

     Total liabilities and shareholders' equity                                 $    11,612,919    $     11,262,814
                                                                                ===============    ================


                         CONDENSED STATEMENTS OF INCOME
               Years ended December 31, 1998, 1997 and period from
                     February 29, 1996 to December 31, 1996

                                                                 1998                1997                1996
                                                                 ----                ----                ----

Interest income                                             $           119     $        66,545    $        197,057
Interest expense                                                          -                   -              (7,656)
Other expenses                                                      (42,273)           (172,327)           (479,620)
                                                            ---------------     ---------------    ----------------

LOSS BEFORE INCOME TAXES AND EQUITY
  IN UNDISTRIBUTED NET LOSS OF BANK
  SUBSIDIARY                                                        (42,154)           (105,782)           (290,219)

Income tax benefit                                                        -                   -                   -
                                                            ---------------     ---------------    ----------------

LOSS BEFORE EQUITY IN UNDISTRIBUTED
  NET LOSS OF BANK SUBSIDIARY                                       (42,154)           (105,782)           (290,219)

Equity in undistributed net loss of Bank
  subsidiary                                                       (186,365)           (656,338)                  -
                                                            ---------------     ---------------    ----------------

NET LOSS                                                    $      (228,519)    $      (762,120)   $       (290,219)
                                                            ===============     ===============    ================


-------------------------------------------------------------------------------
                                       51
                                   (Continued)

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

-------------------------------------------------------------------------------



NOTE 15 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
               Years ended December 31, 1998, 1997 and period from
                     February 29, 1996 to December 31, 1996

                                                                    1998              1997              1996
                                                                    ----              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                  $    (228,519)    $     (762,120)   $    (290,219)
     Adjustments to reconcile net loss
       to net cash from operating activities
         Equity in undistributed net loss
           of Bank subsidiary                                        186,365            656,338                -
         Depreciation                                                      -              1,528            4,176
         Discount accretion                                                -            (45,542)        (167,621)
         Net change in other assets                                    7,504              6,224          (28,671)
         Net change in other liabilities                              (3,368)           (43,077)          48,519
                                                              --------------     --------------    -------------
              Net cash from operating activities                     (38,018)          (186,649)        (433,816)

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Bank subsidiary                                         -           (346,382)               -
     Purchase of securities available for sale                       (24,987)        (3,056,000)     (17,054,828)
     Proceeds from maturities and calls of securities
       available for sale                                                  -          3,930,061        7,062,000
     Purchase of premises and equipment, net                               -            (39,041)        (278,896)
                                                              --------------     --------------    -------------
         Net cash from investing activities                          (24,987)           488,638      (10,271,724)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from other borrowings                                        -                  -          275,000
     Repayment of other borrowings                                         -                  -         (275,000)
     Proceeds from issuance of common stock, net                     159,410             61,691       12,115,652
                                                              --------------     --------------    -------------
         Net cash from financing activities                          159,410             61,691       12,115,652
                                                              --------------     --------------    -------------

Net change in cash and cash equivalents                               96,405            363,680        1,410,112

Cash and cash equivalents at beginning of period                   1,773,792          1,410,112                -
                                                              --------------     --------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $    1,870,197     $    1,773,792    $   1,410,112
                                                              ==============     ==============    =============

Non-cash transfers to investment in Bank subsidiary
     Securities available for sale                            $            -     $    9,331,930    $           -
     Premise and equipment, net                                            -            312,233                -
     Other assets                                                          -             10,355                -


-------------------------------------------------------------------------------
                                       52
                                   (Continued)

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

-------------------------------------------------------------------------------



NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments at year end are as follows, in thousands:

                                                    ---------------1998-----------   --------------1997------------
                                                       Carrying        Estimated        Carrying         Estimated
                                                        Amount        Fair Value         Amount         Fair Value
                                                        ------        ----------         ------         ----------
Financial assets
     Cash and cash equivalents                      $      15,719    $      15,719   $       4,535   $        4,535
     Interest-bearing deposits in other
       financial institutions                                   -                -             500              500
     Securities available for sale                         31,066           31,066          22,351           22,351
     FHLB stock                                               222              222               -                -
     Loans receivable, net of allowance
       for loan losses                                     48,011           48,370          21,991           22,039
     Accrued interest receivable                              739              739             526              526

Financial liabilities
     Noninterest-bearing demand,
       savings, NOW and money
       market                                             (57,856)         (57,856)        (17,564)         (17,564)
     Certificates of deposit                              (18,534)         (18,534)        (17,352)         (17,352)
     Securities sold under agreements to
       repurchase                                          (6,389)          (6,389)         (4,504)          (4,504)
     FHLB advances                                         (2,000)          (2,000)              -                -
     Accrued interest payable                                (101)            (101)           (121)            (121)

The estimated fair value approximates carrying amount for all items except those described below. Estimated fair value for securities available for sale is based on quoted market values for the individual securities or for equivalent securities. Estimated fair value for loans is based on the rates charged at year end for new loans with similar maturities, applied until the loans are assumed to reprice or be paid. Estimated fair value for other financial instruments and off-balance-sheet loan commitments is considered nominal.

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of such items at year end 1998 or 1997, the estimated fair values would necessarily have been achieved at that date, since the market values may differ depending on various circumstances. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The estimated fair values at year end 1998 and 1997 should not necessarily be considered to apply at subsequent dates.


-------------------------------------------------------------------------------
                                       53
                                   (Continued)

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

-------------------------------------------------------------------------------


NOTE 17 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

                                                                          1998             1997            1996
                                                                          ----             ----            ----
Net change in net unrealized appreciation
  (depreciation) on securities available
  for sale

     Net unrealized appreciation (depreciation)
       arising during the year                                        $    539,226    $    167,054     $    (32,547)

     Reclassification adjustments for gains
       included in net loss                                               (116,644)         (2,139)               -
                                                                      ------------    ------------     ------------

         Net change in net unrealized appreciation
           (depreciation) on securities available
           for sale                                                        422,582         164,915          (32,547)

Tax effects                                                                      -               -                -
                                                                      ------------    ------------     ------------

     Total other comprehensive income (loss)                          $    422,582    $    164,915     $    (32,547)
                                                                      ============    ============     ============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                  A. Directors. The information on pages 2 - 3 of the 1999 Proxy Statement under the caption "Election of Directors" is incorporated by reference.

                  B. Executive Officers. The Company's executive officer who is not also a director is as follows:

                  EDWARD R. POOLEY, Senior Vice President and Chief Financial Officer of the Company and Senior Vice President and Cashier of the Bank; served since 1991 as Cashier and Chief Operations Officer of Metamora State Bank and Treasurer of Metamora Bancorp, Inc., located in Metamora, Ohio, until joining the Company.

                  Employment Agreement between St. Joseph Capital and John W. Rosenthal, dated March 18, 1996 is incorporated by reference from the Registration Statement on Form SB-2 filed by the Company on June 21, 1996 (SEC File No. 333-06581), as amended.

                  Amendment to the Employment Agreement between St. Joseph Capital and John W. Rosenthal, dated March 18, 1996 is incorporated by reference from the 1997 Form 10-KSB filed by the Company on March 31, 1998.

ITEM 10.          EXECUTIVE COMPENSATION

                  The information on pages 4 - 5 of the 1999 Proxy Statement under the caption "Executive Compensation" is incorporated by reference.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The information on pages 6 - 7 of the 1999 Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners" in incorporated by reference.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information on page 4 of the 1999 Proxy Statement under the caption "Transactions with Management" is incorporated by reference.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

                  (a)(1)   Index to Financial Statements

                  See Part II, Item 7, Financial Statements herewith in,

                  (a)(2)   Schedule of Exhibits

                  The Exhibit Index which immediately follows the signature pages to this Form 10-KSB is incorporated by reference. The exhibits required to be filed with this Form 10-KSB are included with this Form 10-KSB and are located immediately following the Exhibit Index to this Form 10-KSB.

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1999.

                             ST. JOSEPH CAPITAL CORPORATION

                             By:  /s/ John W. Rosenthal
                                  John W. Rosenthal, Chief Executive Officer
                                  and Chairman of the Board

                             By:  /s/ Edward R. Pooley
                                  Edward R. Pooley, Principal Financial Officer and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities noted below and on March 25, 1999.


               Signature                              Title
               ---------                              -----

  /s/ John W. Rosenthal                   President, Principal Executive Officer
  John W. Rosenthal                       and Chairman of the Board

  /s/ Brian R. Brady                      Director
  Brian R. Brady

  /s/ David A. Eckrich                    Director
  David A. Eckrich

  /s/ Jerry Hammes                        Director
  Jerry Hammes

               Signature                              Title
               ---------                              -----

  /s/ V. Robert Hepler                    Director
  V. Robert Hepler

  /s/ Helen L. Krizman                    Director
  Helen L. Krizman

  /s/ Scott C. Malpass                    Director
  Scott C. Malpass


  /s/ Jack Matthys                        Director
  Jack Matthys

  /s/ Arthur H. McElwee                   Director
  Arthur H. McElwee

  /s/ Myron Noble                         Director
  Myron Noble

  /s/ Richard A. Rosenthal                Director
  Richard A. Rosenthal

  /s/ Robert A. Sullivan                  Director
  Robert A. Sullivan

                         ST. JOSEPH CAPITAL CORPORATION
                                  EXHIBIT INDEX

                                                                                                             SEQUENTIAL
   EXHIBIT NO.                                   DESCRIPTION OF EXHIBITS                                    PAGE NUMBER

       3.1           Certificate of Incorporation, as amended, of St. Joseph Capital Corporation                 *


       3.2           Bylaws of St. Joseph Capital Corporation                                                    *

       4.1           Specimen Common Stock Certificate of St. Joseph Capital Corporation (See also               *
                     Articles IV, VI, VII, VIII, XI and XII of Exhibit 3.1 and Articles III, IX, X, XI
                     and XII of Exhibit 3.2)

      10.1           St. Joseph Capital Corporation 1996 Stock Incentive Plan                                    *

      10.2           Stock Option Agreement between St. Joseph Capital Corporation and John W.                   *
                     Rosenthal, dated June 11, 1996

      10.3           Employment Agreement between St. Joseph Capital and John W. Rosenthal, dated                *
                     March 18, 1996

      10.4           Amendment to the Employment Agreement between St. Joseph Capital and John W.               ***
                     Rosenthal, dated March 18, 1996

      10.5           St. Joseph Capital Bank 401(k) Plan                                                         **

      21.1           Subsidiary of St. Joseph Capital Corporation                                                *

      23.1           Consent of Crowe, Chizek & Company LLP

      27.1           Financial Data Schedule

      99.1           Proxy Statement and form of proxy for the Annual Meeting of Stockholders to be             ***
                     held April 27, 1999, (except for sections incorporated by reference into this
                     Form 10-KSB, the proxy materials shall not be deemed to be "filed" with the
                     Commission)


* Incorporated by reference from the Registration Statement on Form SB-2 filed by the Company on June 21, 1996 (SEC File No. 333-06581), as amended.

** Incorporated by reference from the Registration Statement on Form S-8 filed by the Company on October 29, 1996 (SEC File No.
     333-14999).

*** Incorporated by reference from the 1997 Form 10-KSB filed by the Company on March 31, 1998.

**** Portions incorporated by reference from the Form 14A (Definitive
     Proxy Statement) filed by the Company on March 22, 1999. 58