Form 10QSB
period 1999-03-31
ST JOSEPH CAPITAL CORP
filed 1999-05-14
CIK 1015856

                                 UNITEDS STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period ended March 31, 1999

      [0]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________

                        Commission File Number: 333-6581

                         ST. JOSEPH CAPITAL CORPORATION
                         ------------------------------
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

                                 (219) 273-9700
                           --------------------------
                           (Issuer's telephone number)

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

     1,280,686 shares of common stock, $0.01 par value per share, were outstanding as of May 10, 1999.

     Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                                    ----    ----

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
                         PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Condensed Balance Sheets,
               March 31, 1999 (Unaudited) and December 31, 1998 (Audited)    3

          Consolidated Condensed Statements of Income,
               Three Months Ended March 31, 1999 and 1998.                   4

          Consolidated Condensed Statements of Cash Flow,
               Three Months Ended March 31, 1999 and 1998.                   5

          Notes to Consolidated Financial Statements                         6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                               6

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                 11

ITEM 2.   CHANGES IN SECURITIES                                             11

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                   11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               11

ITEM 5.   OTHER INFORMATION                                                 11

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                  11

SIGNATURES                                                                  12

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         MARCH 31,      DECEMBER 31,
 ASSETS                                                                    1999             1998
                                                                        (UNAUDITED)      (AUDITED)
                                                                        -----------      ---------
         Cash and due from banks                                      $   5,306,922    $   6,113,583
         Interest-bearing deposits in other financial institutions-
          short-term                                                        154,809            5,531
         Federal funds sold                                               7,050,000        9,600,000
                                                                      -------------    -------------
                  Total cash and cash equivalents                        12,511,731       15,719,114
         Securities available for sale, net                              29,742,349       31,066,346
         Federal Home Loan Bank (FHLB) stock                                388,800          222,200
         Loans receivable, net of allowance for loan losses              58,285,020       48,011,296
         Accrued interest receivable                                        630,108          739,024
         Premises and equipment, net                                        710,613          742,495
         Other assets                                                       106,027          103,565
                                                                      -------------    -------------
                  Total Assets                                        $ 102,374,648    $  96,604,040
                                                                      =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

         Deposits
              Noninterest-bearing demand                              $  12,402,037    $  11,442,145
              Savings, NOW and money market                              43,318,486       46,414,185
              Certificates of deposit                                    19,275,975       18,534,135
                                                                      -------------    -------------
                  Total deposits                                         74,996,498       76,390,465
         Securities sold under agreements to repurchase
                  & other borrowings                                     12,337,475        6,388,971
         FHLB advances                                                    3,500,000        2,000,000
         Accrued interest payable                                           107,374          100,707
         Other liabilities                                                   86,386          113,052
                                                                      -------------    -------------
                  Total Liabilities                                      91,027,733       84,993,195

SHAREHOLDERS' EQUITY

         Common stock                                                        12,807           12,786
         Additional paid in capital                                      12,358,861       12,323,967
         Accumulated deficit                                             (1,212,106)      (1,280,858)
         Net unrealized appreciation on securities available for
              sale, net of tax                                              187,353          554,950
                                                                      -------------    -------------
                  Total Shareholders' Equity                             11,346,915       11,610,845
                                                                      -------------    -------------
                  Total Liabilities and Shareholders' Equity          $ 102,374,648    $  96,604,040
                                                                      =============    =============

          See accompanying notes to consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                    THREE MONTHS      THREE MONTHS
                                                                       ENDED              ENDED
                                                                   MARCH 31, 1999     MARCH 31, 1998
                                                                   --------------     --------------
INTEREST AND DIVIDEND INCOME:
         Loans receivable, including fees                               $ 1,055,630    $   528,420
         Securities available for sale - taxable                            511,096        379,987
                                                                        -----------    -----------
                  Total Interest and Dividend Income                      1,566,726        908,407

INTEREST EXPENSE:
         Deposits                                                           687,262        427,593
         Securities sold under agreements to repurchase
         and other borrowings                                               121,977         62,230
                                                                        -----------    -----------
                  Total Interest Expense                                    809,239        489,823

                  Net Interest Income                                       757,487        418,584

LESS: PROVISION FOR LOAN LOSSES                                              98,000        100,005
                                                                        -----------    -----------

                  Net Interest Income after Provision for Loan Losses       659,487        318,579

NON-INTEREST INCOME:
         Other income                                                        19,148         13,531

OTHER EXPENSES:
         Salaries and employee benefits                                     330,181        236,941
         Occupancy and equipment                                            117,581        109,566
         Other expense                                                      162,122        105,595
                                                                        -----------    -----------
                  Total Other Expense                                       609,884        452,102
                                                                        -----------    -----------
Net Income (Loss) before Income Tax                                     $    68,751    $  (119,992)

Income Tax Expense                                                             --             --
                                                                        -----------    -----------
Net Income (Loss)                                                       $    68,751    $  (119,992)
                                                                        -----------    -----------

Other comprehensive income, net of tax:
         Change in unrealized gains
            on securities                                                  (367,597)        11,152

Comprehensive Income (Loss)                                             $  (298,846)   $  (108,840)
                                                                        ===========    ===========

Basic and diluted income (loss) per common share                                .05           (.09)






          See accompanying notes to consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                            Three Months       Three Months
                                                               Ended              Ended
                                                            March 31, 1999     March 31, 1998
                                                            --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss)                                      $     68,751    $   (119,992)
     Adjustments to reconcile net loss to net cash
       from operating activities
         Depreciation                                             57,737          53,266
         Provision for loan loss                                  98,000         100,005
         Net amortization (accretion) on securities
              available for sale                                  19,369          14,023
         Gains on sales and calls of securities
              available for sale, net                               --           (10,919)
         Net change in
              Accrued interest receivable                        108,916          17,070
              Other assets                                        (2,462)        (14,167)
              Accrued interest payable                             6,667          39,275
              Other liabilities                                  (26,665)         (7,405)
                                                             -----------     -----------
                      Net cash from operating activities         330,313          71,156
                                                             -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in interest bearing deposits in
         other financial institutions                               --           500,000
     Purchase of securities available for sale                (1,262,969)     (3,988,281)
     Proceeds from sales of securities available for sale           --         3,012,500
     Proceeds from maturities and calls of securities
         available for sale                                    2,200,000            --
     Purchase of FHLB stock                                     (166,600)           --
     Net change in loans receivable                          (10,371,724)     (5,462,745)
     Purchase of premises and equipment, net                     (25,855)        (30,226)
                                                             -----------     -----------
         Net cash from investing activities                   (9,627,148)     (5,968,752)
                                                             -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                   (1,393,967)      7,403,668
     Net change in securities sold under agreements
         to repurchase & other borrowings                      5,948,504         144,834
     Proceeds from FHLB advances                               1,500,000            --
     Proceeds from issuance of common stock, net                  34,915         116,487
                                                             -----------     -----------
         Net cash from financing activities                    6,089,452       7,664,989
                                                             -----------     -----------
Net change in cash and cash equivalents                       (3,207,383)      1,767,393

Cash and cash equivalents at beginning of period              15,719,114       4,535,464
                                                             -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 12,511,731    $  6,302,857
                                                            ============    ============


          See accompanying notes to consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, St. Joseph Capital Bank (the "Bank").

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company accounts and transactions have been eliminated in consolidation. The income reported for the periods presented is not necessarily indicative of the results to be expected for the full year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         St. Joseph Capital Corporation (the "Company"), a Delaware corporation incorporated in February, 1996, is a bank holding company which owns all of the capital stock of the St. Joseph Capital Bank, an Indiana state bank located in Mishawaka, Indiana (the "Bank"). The Bank commenced operations on February 13, 1997. The Bank is organized as an Indiana chartered commercial bank with depository accounts insured by the Federal Deposit Insurance Corporation. From the date of the Company's inception through December 31, 1997, the Company and the Bank conducted no business other than matters incidental to their organization and opening for business. On September 10, 1996, the Company consummated an initial public offering of 1,265,000 shares of its Common Stock at $10.00 per share. The Company currently maintains its offices at 3820 Edison Lakes Parkway, Mishawaka, Indiana, 46545. The Company's telephone number is
(219) 273-9700.

BUSINESS STRATEGY

         The Company concentrates on the financial services needs of individuals and local businesses. A cornerstone of its business strategy is to emphasize the Bank's local management and its commitment to the Bank's market area. The Company also expects to establish a high standard of quality in each service it provides, and its employees are expected to emphasize service in their dealings with clients. Management believes that the use of state-of-the-art technology will permit each employee to devote more time and attention to personal service, respond more quickly to a client's requests and deliver services in the timeliest manner possible.

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

         The Company's market area is competitive and contains numerous commercial banks, savings and loans and credit unions. It also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services. Most competitors have been in business for many years, have established customer bases, are substantially larger, have substantially larger lending limits than the Bank and can offer certain services, including multiple branches and international banking services, that the Bank will be able to offer only through correspondent banks, if at all. In addition, most of these entities have greater capital resources than the Bank, which among other things may allow them to price their services at levels more favorable to clients and to provide larger credit facilities than could the Bank.

PLAN FOR OPERATION

         The Company's plan of operation is centered on the growth of the Bank. The primary operation of the Bank is to accept deposits and make loans. General economic conditions, the monetary and fiscal policies of federal agencies and the regulatory policies of agencies that regulate financial institutions affect the operating results of the Company. Interest rates on competing investments and general market rates of interest influence the Company's cost of funds. Client and commercial demand influence lending activities, which in turn are affected by the interest rates at which such loans are made general economic conditions and the availability of funds for lending activities.

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

         The Company does not undertake, and specifically disclaims any obligation to subsequently update or revise any forward-looking statements contained in the report after the date of the report.

  RESULTS OF OPERATIONS

         Consolidated income for the Company for the three months ended March 31, 1999 was $68,751, compared to a net loss of $(119,992) for the corresponding period in 1998. Basic and diluted income per common share was $.05 for the first quarter 1999, compared to basic and diluted loss of $(.09) for the corresponding period in 1998.


         Net interest income for the three months ended March 31, 1999 was $757,487, an increase of $338,903 or 81.0% over the three months ended March 31, 1998. The increase was primarily due to the growth in the loan portfolio. The net interest margin for March 31, 1999 was 3.47% compared to 3.29% for March 31, 1998.

         Total non-interest income was $19,148 for the three months ended March 31, 1999 compared to $13,531 for the three months ended March 31, 1998. Non-interest income was primarily comprised of service charge income on deposit accounts.

         Total non-interest expense was $609,884 for the three months ended March 31, 1999 compared to $452,102 for the three months ended March 31, 1998 or a 34.9% increase. The increase was largely the result of salaries and employee benefits increasing $93,240 or 39.3% to $330,181 in the three months ended March 31, 1999. This increase was due to hiring additional employees, as well as regular annual increases for existing employees. Occupancy and equipment expense increased by $8,015, primarily due to the increases in cost of maintenance contracts to service existing equipment, miscellaneous minor equipment needed to operate the Bank and property insurance. Other expense increased $56,527 due to the increases in supplies needed to operate the Bank, audit and accounting fees, telephone and communication cost and outside service providers. All of these increases were attributable to the continuing growth of the Bank.

LOANS AND PROVISION FOR LOAN LOSSES

         The provision for loan losses charged to operations was based partially on management's estimation of potential losses and on an evaluation of portfolio risk and economic factors. The provision for loan losses at March 31, 1999 was $98,000 and the allowance for loan losses at March 31, 1999 was $849,675 compared to $751,675 at December 31, 1998. The allowance for loan losses as of March 31, 1999 represented approximately 1.44% of gross loans outstanding.

          At March 31, 1999, there were no loans where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which, in management's judgement, may result in disclosure of such loans. Furthermore, management is not aware of any potential problem loans, which could have a material effect on the Company's operating results, liquidity, or capital resources.

         Management allocated approximately 65.1% of the allowance for loan losses to commercial loans, 11.2% to residential loans and 5.8% to installment loans to individuals at March 31, 1999, leaving 17.9% unallocated. There were no non-performing loans at March 31, 1999. Management believes the allowance for loan loss balance at March 31, 1999 was adequate to absorb potential losses in the loan portfolio.

FINANCIAL CONDITION

         Total assets were $102.4 million at March 31, 1999 compared to $96.6 million at December 31, 1998, a 6.0% increase. Growth in the loan portfolio funded by increased deposits has continued at a rapid pace.

         At March 31, 1999, total loans receivable, net of deferred fees, increased to $58.3 million compared to $48.0 million at December 31, 1998. The 21.4% increase in loans was funded by a combination of securities sold under agreements to repurchase, Federal Home Loan Bank advances and federal funds sold. The mix of the loan portfolio at March 31, 1999 was $39.4 million or 66.6% in commercial loans, $15.7 million or 26.6% in residential mortgage loans and $4.0 million or 6.8% in installment loans to individuals. In addition to the outstanding loan balances, the Company had loan commitments of $30.0 million as of March 31, 1999.

         Securities available for sale totaled $29.7 million at March 31, 1999, which represented a decrease of $1.3 million or 4.3% from $31.1 million at December 31, 1998. The decrease was attributed to the maturity of commercial paper purchased in the third quarter of 1998. All securities have been classified as available for sale. Available for sale securities represent those securities which the Bank may decide to sell if needed for liquidity, asset/liability management or other reasons. Such securities are reported at fair value with unrealized gains and losses included as a separate component of shareholders' equity, net of tax. The unrealized gain on the securities portfolio, net of taxes was $187,353 at March 31, 1999.

         Total deposits and funds received from the short-term borrowings in the form of repurchase agreements with local relationship-based commercial clients at March 31, 1999 amounted to $85.3 million compared to $82.8 million at December 31, 1998 a 3.0% increase. Though short-term in nature, repurchase agreements have been and continue to be a stable source of funds. Repurchase agreements grew to $10.3 million at March 31, 1999.

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

         Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit clients' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-bearing deposits in other financial institutions and securities available for sale. These assets are commonly referred to as liquid assets. Liquid assets were $42.3 million at March 31, 1999 compared to $46.8 million at December 31, 1998. Liquidity levels declined $4.5 million from December 31, 1998 to March 31, 1999 primarily due to the loan portfolio increasing at a faster rate than the growth in deposits, resulting in the reduction of federal funds sold to meet this loan demand. Management recognizes that securities may need to be sold in the future to help fund loan demand and accordingly, as of March 31, 1999, the entire securities portfolio of $29.7 million was classified as available for sale. Management believes its current liquidity level is sufficient to meet anticipated future growth.

         The Company has secured a line of credit with the Federal Home Loan Bank of Indianapolis. As of March 31, 1999, the Company has $3.5 million in Federal Home Loan Bank advances outstanding secured by Government Agencies, which are part of the investment portfolio.

         The statements of cash flows for the periods presented provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the statements of cash flows for 1999 and 1998 follows.

         For the three months ended March 31, 1999, the Company experienced a net increase in cash from operating activities. Net cash from operating activities was $330,313, compared to a net increase in cash from operating activities of $71,156 for the three months ended March 31, 1998. The increase in net cash from operating activities of $259,157 during the period ended 1999 as compared to 1998 was partially a result of the Company's ability to generate an operating profit of $68,751 in 1999 compared to an operating loss of $(119,992) in 1998.

         For both periods presented, the Company experienced a net decrease in net cash from investing activities. Net cash from investing activities was $(9.6 million) and $(6.0 million) for the three months ended March 31, 1999 and March 31, 1998. The changes in net cash from investing activities include growth in loans receivable, as well as purchases and normal maturities of securities available for sale. There were no sales of securities available for sale, for the three months ended March 31, 1999.

         Net cash flow from financing activities was $6.1 million and $7.7 million for the three months ended March 31, 1999 and March 31, 1998. In both periods the increase was primarily attributable to growth in total deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances.

INTEREST RATE RISK

         Managing rates on earning assets and interest-bearing liabilities focuses on maintaining stability in the net interest margin, an important factor in earnings growth and stability. Emphasis is placed on maintaining a controlled rate sensitivity position, to avoid wide swings in margins and to manage risk due to changes in interest rates.

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

CAPITAL RESOURCES

         Total shareholders' equity was $11.3 million as of March 31, 1999. The decrease from $11.6 million at December 31, 1998 was attributed to the change in the unrealized appreciation on the securities portfolio.

         Following are selected capital ratios for the Company as of the date indicated, along with the minimum regulatory requirements for each item:


                                  REQUIRED FOR
                                  WELL CAPITALIZED          MARCH 31, 1999
                                  ----------------          --------------
Total Risk Based Ratio              10% or more                    16.7%
Tier 1 Risk Based Capital            6% or more                    15.5%
Tier 1 Leverage Ratio                5% or more                    10.6%

         The Company exceeded the applicable minimum regulatory capital requirements at March 31, 1999.

         As of March 31, 1999, management is not aware of any current recommendations by the banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.

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

         The Company is reliant on its clients to make necessary preparations for the Year 2000 so that their business operations will not be interrupted, as an interruption could threaten their ability to honor financial commitments. The Company has identified relationships, consisting of borrowers, capital market/asset management counterparties, funding sources, and large depositors with financial volumes sufficiently large to warrant inquiry as to Year 2000 preparation. Clients found to have a significant risk of not being ready for the Year 2000 are encouraged to make the efforts to become compliant. The Company is undertaking measures to minimize risk with those that appear to pose a significant risk. Quarterly reviews and follow up assessments of clients will continue in 1999.

         The Company's Year 2000 program includes the active involvement of senior executives as well as other employees of the Company. Senior management, the board of directors and a Year 2000 Committee regularly review the overall program. The federal and state agencies that regulate the banking industry also monitor the program.

         Computer failure of third-party vendors, should they occur, could have a significant impact on the Company's operations. The most serious impact on the Company's operations from vendors would result if services such as data processing, telecommunications, electric power suppliers and services provided by other financial institutions and governmental agencies were disrupted. It is not possible at the time to quantify the estimated future costs due to possible business disruption caused by vendors, suppliers, clients, and even the possible loss of electric power or phone service, however, such costs could be substantial.

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

The Company's management is not aware of any pending litigation.

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


                                  ST. JOSEPH CAPITAL CORPORATION
                                  (Registrant)



Date:  May 10, 1999              /s/ John W. Rosenthal
                                 ---------------------------------
                                 John W. Rosenthal
                                 President



Date:  May 10, 1999              /s/ Edward R. Pooley
                                 ---------------------------------
                                 Edward R. Pooley
                                 Principal Financial Officer