Form 10QSB
period 1999-06-30
ST JOSEPH CAPITAL CORP
filed 1999-07-27
CIK 1015856

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


         X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
              For the Quarterly Period ended June 30, 1999

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

         1,281,953 shares of common stock, $0.01 par value per share, were outstanding as of July 16, 1999.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

                                TABLE OF CONTENTS

                                                                                           PAGE
                                                                                          NUMBER
                                                                                          ------
                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

              Consolidated Balance Sheets,
                       June 30, 1999 (Unaudited) and December 31, 1998 (Audited)             3

              Consolidated Statements of Income, (Unaudited)
                       Three months ended June 30, 1999 and 1998                             4
                       Six months ended June 30, 1999 and 1998

              Condensed Consolidated Statement of Changes in
                  Stockholders' Equity, (Unaudited)
                       Three months ended June 30, 1999 and 1998
                       Six months ended June 30, 1999 and 1998                               5

              Consolidated Statements of Cash Flow,  (Unaudited)
                       Six months ended June 30, 1999 and 1998                               6

              Notes to Consolidated Financial Statements,                                    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                                11

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                  19

ITEM 2.  CHANGES IN SECURITIES                                                              19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                    19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                19

ITEM 5.  OTHER INFORMATION                                                                  20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                   20

SIGNATURES                                                                                  20

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

         PART I - FINANCIAL INFORMATION

                         ST. JOSEPH CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
            June 30, 1999 (Unaudited) and December 31, 1998 (Audited)

                                                                                     1999                1998
                                                                                     ----                ----
ASSETS
Cash and due from banks                                                         $     5,217,832    $      6,113,583
Interest-bearing deposits in other financial institutions -
  short-term                                                                            155,440               5,531
Federal funds sold                                                                    7,100,000           9,600,000
                                                                                ---------------    ----------------
     Total cash and cash equivalents                                                 12,473,272          15,719,114
Securities available for sale                                                        27,548,122          31,066,346
Federal Home Loan Bank (FHLB) stock                                                     388,800             222,200
Loans receivable, net of allowance for loan losses
  of $957,675 in 1999 and $751,675 in 1998                                           65,180,510          48,011,296
Accrued interest receivable                                                             838,143             739,024
Premises and equipment, net                                                           1,467,058             742,495
Other assets                                                                             71,005             103,565
                                                                                ---------------    ----------------

         Total assets                                                           $   107,966,910    $     96,604,040
                                                                                ===============    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest-bearing demand                                             $    10,544,803    $     11,442,145
         Savings, NOW and money market                                               44,770,691          46,414,185
         Certificates of deposit                                                     27,491,951          18,534,135
                                                                                ---------------    ----------------
              Total deposits                                                         82,807,445          76,390,465
     Securities sold under agreements to repurchase                                  10,354,997           6,388,971
     FHLB advances                                                                    3,500,000           2,000,000
     Accrued interest payable                                                           144,029             100,707
     Other liabilities                                                                  108,668             113,052
                                                                                ---------------    ----------------
         Total liabilities                                                           96,915,139          84,993,195

Stockholders' equity
     Preferred stock, $.01 par value, 100,000 shares
       authorized; -0- shares issued and outstanding                                          -                   -
     Common stock, $.01 par value, 2,500,000 shares
       authorized; 1,281,953 and 1,278,625 shares issued
       and outstanding in 1999 and 1998                                                  12,820              12,786
     Additional paid-in capital                                                      12,377,968          12,323,967
     Accumulated deficit                                                             (1,106,065)         (1,280,858)
     Accumulated other comprehensive income                                            (232,952)            554,950
                                                                                ---------------    ----------------
         Total stockholders' equity                                                  11,051,771          11,610,845
                                                                                ---------------    ----------------

              Total liabilities and stockholders' equity                        $   107,966,910    $     96,604,040
                                                                                ===============    ================

          See accompanying notes to consolidated financial statements.

                         ST. JOSEPH CAPITAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
              Three months ended June 30, 1999 and 1998 (Unaudited)
               Six months ended June 30, 1999 and 1998 (Unaudited)

                                                       Three Months     Three Months      Six Months        Six Months
                                                          Ended             Ended            Ended             Ended
                                                      June 30, 1999     June 30, 1998    June 30, 1999     June 30, 1998
                                                      -------------     -------------    -------------     -------------
Interest and dividend income
         Loans receivable, including fees               $ 1,215,966      $    673,900     $  2,271,597      $  1,202,320
         Securities available for sale - taxable            432,460           414,381          875,625           759,958
         FHLB stock                                           7,776                 -           14,515                 -
         Federal Funds sold                                  40,841            97,250           98,180           124,795
         Other interest earning assets                        1,474                 -            5,328             6,865
                                                        -----------      ------------     ------------      ------------
                  Total interest income                   1,698,517         1,185,531        3,265,245         2,093,938

Interest expense
         Deposits                                           743,462           623,448        1,430,724         1,051,041
         Securities sold under agreements to
           Repurchase                                        90,201            65,169          181,096           124,478
         FHLB advances                                       43,675                 -           73,908                 -
         Other borrowings                                     2,671                 -            3,520             2,921
                                                        -----------      ------------     ------------      ------------
                  Total interest expense                    880,009           688,617        1,689,248         1,178,440
                                                        -----------      ------------     ------------      ------------

NET INTEREST INCOME                                         818,508           496,914        1,575,997           915,498

Provision for loan losses                                   108,000           100,000          206,000           200,005
                                                        -----------      ------------     ------------      ------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                 710,508           396,914        1,369,997           715,493

Noninterest income
         Gains on sales and calls of securities
            available for sale, net                               -               415                -            11,334
         Other income                                        23,903             6,384           43,051             8,996
                                                        -----------      ------------     ------------      ------------
                  Total noninterest income                   23,903             6,799           43,051            20,330

Noninterest expense
     Salaries and employee benefits                         364,811           244,405          694,992           481,346
     Occupancy and equipment                                108,903           110,396          226,484           219,962
     Other expense                                          154,657           148,393          316,779           253,989
                                                        -----------      ------------     ------------      ------------
         Total noninterest expense                          628,371           503,194        1,238,255           955,297
                                                        -----------      ------------     ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                           106,040           (99,481)         174,793          (219,474)

Income tax expense                                                -                 -                -                 -
                                                        -----------      ------------     ------------      ------------

NET INCOME (LOSS)                                       $   106,040      $    (99,481)    $    174,793      $   (219,474)
                                                        ===========      ============     ============      ============

Basic income (loss) per common share                    $       .08      $       (.08)    $        .14      $       (.17)
                                                        ===========      ============     ============      ============

Diluted income (loss) per common share                  $       .08      $       (.08)    $        .13      $       (.17)
                                                        ===========      ============     ============      ============

          See accompanying notes to consolidated financial statements.

                         ST. JOSEPH CAPITAL CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              Three months ended June 30, 1999 and 1998 (Unaudited)
               Six months ended June 30, 1999 and 1998 (Unaudited)

                                                   Three Months       Three Months             Six Months        Six Months
                                                       Ended              Ended                  Ended             Ended
                                                   June 30, 1999      June 30, 1998          June 30, 1999     June 30, 1998
                                                       Total              Total                  Total             Total
                                                   Stockholders'      Stockholders'          Stockholders'     Stockholders'
                                                      Equity             Equity                  Equity           Equity
                                                      ------             ------                  ------           ------
BALANCE AT APRIL 1 AND JANUARY 1:                   $11,346,916        $11,265,021            $11,610,845       $11,257,372

Comprehensive income (loss):
     Net income (loss)                                  106,040            (99,481)               174,793          (219,474)

     Net change in net unrealized
       appreciation (depreciation) on
       securities available for sale, net
       of reclassification adjustments
       and tax effects                                 (420,305)            23,952               (787,902)           35,107
                                                    -----------        -----------            -----------       -----------

         Total comprehensive income (loss)             (314,265)           (75,529)              (613,109)         (184,367)

Proceeds from issuance of common
  Stock by 401k plan                                     19,120             11,914                 54,035           128,401
                                                    -----------        -----------            -----------       -----------

BALANCE AT JUNE 30:                                 $11,051,771        $11,201,406            $11,051,771       $11,201,406
                                                    ===========        ===========            ===========       ===========




















          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
               Six months ended June 30, 1999 and 1998 (Unaudited)

                                                                                       1999               1998
                                                                                       ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                            $      174,793    $      (219,474)
     Adjustments to reconcile net income (loss)
       to net cash from operating activities
         Depreciation                                                                    118,804            107,556
         Provision for loan losses                                                       206,000            200,005
         Net amortization on securities available for sale                                45,184             25,549
         Net change in
              Accrued interest receivable                                                (99,119)          (159,216)
              Other assets                                                                32,560               (719)
              Accrued interest payable                                                    43,322             (3,483)
              Other liabilities                                                           (4,384)           (16,692)
                                                                                  --------------    ---------------
                  Net cash from operating activities                                     517,160            (66,474)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of securities available for sale                                        (1,514,862)       (20,290,766)
     Proceeds from maturities and calls of securities
       available for sale                                                              4,200,000         11,497,831
     Purchase of FHLB stock                                                             (166,600)                 -
     Net change in loans receivable                                                  (17,375,214)        (9,538,555)
     Purchase of premises and equipment, net                                            (843,367)           (33,709)
     Net change in interest bearing deposits                                                   -            500,000
                                                                                  --------------    ---------------
         Net cash from investing activities                                          (15,700,043)       (17,865,199)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                            6,416,980         22,134,115
     Net change in securities sold under agreements
       to repurchase and other borrowings                                              3,966,026          1,192,335
     Proceeds from FHLB advances                                                       1,500,000                  -
     Proceeds from issuance of common stock, net                                          54,035            128,401
                                                                                  --------------    ---------------
         Net cash from financing activities                                           11,937,041         23,454,851
                                                                                  --------------    ---------------

Net change in cash and cash equivalents                                               (3,245,842)         5,523,178

Cash and cash equivalents at beginning of period                                      15,719,114          4,535,464
                                                                                  --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $   12,473,272    $    10,058,642
                                                                                  ==============    ===============









          See accompanying notes to consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10-01 of Regulation S-X. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the most recent audited financial statements, have been omitted. In the opinion of management of the Company, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the six months ended June 30, 1999 may not be indicative of the results for the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to consolidated financial statements contained in the December 31, 1998 consolidated financial statements.

NOTE 1 - LOANS RECEIVABLE, NET

Loans receivable were as follows:

                                                                                 June 30,           December 31,
                                                                                   1999                 1998
                                                                                   ----                 ----

     One to four family residential mortgage loans                           $     20,364,067    $     13,311,145
     Construction loans - residential                                               1,007,233             629,168
     Construction loans - commercial                                                5,503,658           4,966,020
     Commercial and multi-family real estate loans                                 22,572,677          14,988,484
     Commercial business loans                                                     15,205,464          13,247,735
     Consumer loans                                                                 1,523,837           1,636,286
                                                                             ----------------    ----------------
                                                                                   66,176,936          48,778,838
     Allowance for loan losses                                                       (957,675)           (751,675)
     Net deferred loan origination fees                                               (38,751)            (15,867)
                                                                             ----------------    ----------------

                                                                             $     65,180,510    $     48,011,296
                                                                             ================    ================

Activity in the allowance for loan losses was as follows:

                                                                             Six Months Ended        Year Ended
                                                                                 June 30,           December 31,
                                                                                   1999                 1998
                                                                                   ----                 ----

     Beginning balance                                                       $        751,675    $        360,000
     Provision for loan losses                                                        206,000             391,675
     Recoveries                                                                             -                   -
     Charge-offs                                                                            -                   -
                                                                             ----------------    ----------------

     Ending balance                                                          $        957,675    $        751,675
                                                                             ================    ================


At June 30, 1999 and December 31, 1998 no portion of the allowance for loan losses was allocated to impaired loan balances as there were no loans considered impaired as of or for the period ending June 30, 1999 and for the year ending December 31, 1998.

NOTE 2 - PREMISES AND EQUIPMENT, NET

Premises and equipment were as follows:

                                                                                 June 30,           December 31,
                                                                                   1999                 1998
                                                                                   ----                 ----

     Land                                                                    $        200,000    $              -
     Building and improvements                                                        782,311                   -
     Leasehold improvements, furniture, fixtures
       and equipment                                                                  965,215           1,104,159
     Accumulated depreciation                                                        (480,468)           (361,664)
                                                                             ----------------    ----------------

                                                                             $      1,467,058    $        742,495
                                                                             ================    ================


NOTE 3 - STOCK OPTION PLAN

The Company's Board of Directors has adopted stock option plans. Under the terms of these plans, options for up to 200,000 shares of the Company's common stock may be granted to key management, employees and directors of the Company and its subsidiaries. The exercise price of the options is determined at the time of grant by an administrative committee appointed by the Board of Directors.

SFAS No. 123 requires proforma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following proforma information presents net income (loss) per common share had the fair value method been used to measure compensation cost for stock option plans. Compensation cost actually recognized for stock options was $-0-for June 30, 1999 and 1998.

The fair value of options granted during the periods ending June 30, 1999 and 1998 is estimated using the following weighted average information: risk-free interest rate of 5.01% and 4.8%, expected life of 10 years, expected volatility of stock price of .12 and .18, and expected dividends of 0% per year.

                                                                                   1999               1998
                                                                                   ----               ----

     Net income (loss) as reported                                           $       174,793    $     (219,474)
     Proforma net income (loss)                                              $         4,034    $     (250,118)

     Basic income (loss) per common share as reported                        $          .14     $         (.17)
     Diluted income (loss) per common share as reported                      $          .13     $         (.17)
     Proforma basic income (loss) per common share                           $          .00     $         (.20)
     Proforma diluted income (loss) per common share                         $          .00     $         (.20)

In future years, the proforma effect of not applying this standard is expected to increase as additional options are granted.

Stock option plans are used to reward employees and provide them with an additional equity interest. Options are issued for 10-year periods with varying vesting periods. Information about option grants follows:

                                                                                                        Weighted
                                              Number of                              Weighted            Average
                                             Outstanding         Exercise             Average          Fair Value
                                               Options             Price          Exercise Price        of Grants
                                               -------             -----          --------------        ---------

     Outstanding, December 31, 1997               91,795      $ 10.00 - $ 17.25     $    11.75
     Granted                                      34,367        17.25 -   18.25          17.98          $   6.92
                                             -----------
     Outstanding, December 31, 1998              126,162        10.00 -   18.25          13.45
     Granted                                      47,328        16.75 -   17.75          16.82          $   6.48
                                             -----------
     Outstanding, June 30, 1999                  173,490        10.00 -   18.25          14.37
                                             ===========

The weighted average remaining contractual life of options outstanding at June 30, 1999 was approximately eight years. Stock options exercisable at June 30, 1999 and December 31, 1998 totaled 102,628 and 99,362 at a weighted average exercise price of $12.65 and $12.22. As of June 30, 1999, 26,510 options were available for future grants.

NOTE 4 - INCOME TAXES

There was no income tax expense (benefit) for the six months ended June 30, 1999 and 1998 as the result of recording a valuation allowance in the amount of net deferred tax assets.

Total income tax expense differed from the amounts computed by applying the federal income tax rate of 34% in all periods presented to loss before income taxes as a result of the following for the six months ended June 30:

                                                                                        1999              1998
                                                                                        ----              ----

Income tax expense (benefit) at statutory rate                                      $     59,430    $       (74,621)
Tax effect of:
         State tax, net of federal income
           tax effect                                                                     11,586            (11,583)
         Effect of deferred tax valuation allowance                                      (75,278)            81,785
         Other, net                                                                        4,262              4,419
                                                                                    ------------    ---------------

              Total income tax expense                                              $          -    $             -
                                                                                    ============    ===============

The components of the net deferred tax asset recorded in the consolidated balance sheets as of June 30, 1999 and December 31, 1998 are as follows:

                                                                                      June 30,        December 31,
                                                                                        1999              1998
                                                                                        ----              ----
     Deferred tax assets
         Net operating loss carryforward                                            $    102,447    $       262,987
         Allowance for bad debts                                                         346,364            264,767
         Other                                                                            17,054              7,633
                                                                                    ------------    ---------------
                                                                                    $    465,865    $       535,387
                                                                                    ============    ===============

     Deferred tax liabilities
         Accretion                                                                  $    (21,597)   $       (15,841)
         Depreciation                                                                    (37,003)           (37,003)
                                                                                    -------------   ---------------
                                                                                         (58,600)           (52,844)
     Valuation allowance                                                                (407,265)          (482,543)
                                                                                    ------------    ---------------

         Net deferred tax asset                                                     $          -    $             -
                                                                                    ============    ===============

A valuation allowance has been recorded to offset the excess of all deferred tax assets over deferred tax liabilities.

As of June 30, 1999, the Company would have approximately $285,000 and $101,000 of net operating loss carryforwards available for federal and state income tax purposes expiring in 2016-2017 for federal purposes and 2011-2012 for state purposes, if tax returns were filed as of June 30, 1999.

NOTE 5 - BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Income (loss) per common and potential common share are based on the combined weighted average number of common shares and potential common shares outstanding which include, where appropriate, the assumed exercise or conversion of outstanding stock options. In computing income (loss) per common and potential common share, the Company has utilized the treasury stock method.

The computation of income (loss) per common share, weighted average common and potential common shares used in the calculation of basic and diluted income
(loss) per common share is as follows as of the three and six months ended June 30:

                                                    Three Months      Three Months     Six Months       Six Months
                                                    Ended             Ended            Ended            Ended
                                                    June 30, 1999     June 30, 1998    June 30, 1999    June 30, 1998
BASIC INCOME (LOSS) PER COMMON SHARE
     Net income (loss)                               $   106,040       $   (99,481)     $   174,793      $  (219,474)
     Weighted average common shares outstanding        1,279,443         1,276,543        1,280,351        1,275,324
                                                     ===========       ===========      ===========      ===========

         BASIC INCOME (LOSS) PER COMMON SHARE        $       .08       $      (.08)     $       .14      $      (.17)
                                                     ===========       ===========      ===========      ===========

DILUTED INCOME (LOSS) PER COMMON SHARE
     Net income (loss)                               $   106,040       $   (99,481)     $   174,793      $  (219,474)

     Weighted average common shares
       outstanding                                     1,279,443         1,276,543        1,280,351        1,275,324
     Add:  dilutive effects of assumed stock
       option exercises                                   29,553                 -           26,175                -
                                                     -----------       -----------      -----------      -----------

     Weighted average common and dilutive
       additional potential common shares
       outstanding                                     1,308,996         1,276,543        1,306,526        1,275,324
                                                     ===========       ===========      ===========      ===========

         DILUTED INCOME (LOSS) PER COMMON SHARE      $       .08       $      (.08)     $       .13      $      (.17)
                                                     ===========       ===========      ===========      ===========

Outstanding stock options for 83,135 and 97,091 shares of common stock at June 30, 1999 and 1998, were not considered in computing diluted income (loss) per common share for 1999 and 1998 because they were antidilutive.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Some financial instruments are used to meet client financing needs and to reduce exposure to interest rate changes. These financial instruments include commitments to extend credit, unused open end revolving lines of credit and standby letters of credit. These involve, to varying degrees, credit and interest-rate risk in excess of the amount reported in the balance sheet.

Commitments were as follows:

                                                            June 30,          December 31,
                                                              1999                1998
                                                              ----                ----
     Commitments to extend credit                       $     3,183,000    $      4,040,000
     Unused open end revolving lines of credit               24,027,000          21,821,000
     Standby letters of credit                                3,344,000           3,147,000



Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the commitment, and generally have fixed expiration dates. Standby letters of credit are conditional commitments to guarantee a client's performance to a third party. Exposure to credit loss if the other party does not perform is represented by the contractual amount of these items. Collateral or other security is normally not obtained for these financial instruments prior to their use, and many of the commitments are expected to expire without being used.

Under an employment agreement with an executive officer, certain events leading to separation from the Company could result in cash payments totaling approximately $375,000 at June 30, 1999.

During 1998, the Company had leased a building for its main office location. During 1999, the Company exercised an option in the building lease agreement to purchase the building for $800,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion provides additional information regarding our operations for the three and six month periods ended June 30, 1999 and 1998 and financial condition as of December 31, 1999 and December 31, 1998. This discussion should be read in conjunction with our consolidated financial statements and the accompanying notes thereto and other information in our 1998 10-KSB.

OVERVIEW

         St. Joseph was formed in February, 1996 for the purpose of organizing the bank. The bank opened in February 1997 with $10.0 million in assets and grew to approximately $108.0 million as of June 30, 1999. We expect continued opportunities for growth, even though the rate of growth will probably be slower than we have experienced to date.

         We reported earnings of $174,793 or $.14 basic and $.13 diluted income per common share for the first six months of 1999 as compared to a net loss of $(219,474) or $(.17) basic and diluted loss per common share for the same period in 1998. During the three month period ended June 30, 1999, we reported earnings of $106,040 or $.08 basic and diluted income per common share compared to a net loss of $ (99,481) or $(.08) basic and diluted loss per common shares for the same period in 1998. For all periods involved, the increase resulted primarily from increased interest income as a result of the growth of the loan portfolio. The fourth quarter of 1998 was the first quarterly period during which we posted a profit, after only approximately a year and a half of operations. As anticipated, since our inception we have incurred start-up costs resulting in an accumulated deficit of $1.1 million at June 30, 1999.

         Our results of operations are dependent primarily on net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings. Our operating results are also affected by sources of noninterest income, including deposit account service charge fees, loan fees and other income. Our operating expenses include employee compensation and benefits, occupancy, equipment expense and other noninterest expenses. Our operating results are also affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. The majority of our loan portfolio is invested in commercial loans. Deposits from commercial clients represent a significant funding source as well.

         We have added equipment and employees to accommodate historical growth and anticipated growth. As such, overhead expenses have had a significant impact on earnings. Our primary challenge currently, from a profitability standpoint, is to increase our net interest income. Additional growth will enable us to continue to increase net interest income.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 1998

         OVERVIEW. Consolidated net income for the six month period ended June 30, 1999 was $174,793 as compared to a net loss of $(219,474) for the same period in 1998 for an increase of $394,267. Income per common share for the first six months of 1999 increased to $.14 basic and $.13 diluted from a basic and diluted loss of $(.17) for the first six months of 1998. Net income for the three month period ended June 30, 1999 was $106,040 as compared to a net loss of $(99,481) for the same period in 1998 for an increase of $ 205,521. Income per common share for the three month period ended June 30, 1999 increased to $ .08 basic and diluted from a basic and diluted loss of $(.08) for the three months ended June 30, 1998. The increase in net income for the six month period was comprised of increases in both net interest income after provision for loan losses of $654,504 and noninterest income of $22,721 reduced by increases in noninterest expense of $282,958. The increase in net income for the three month period was also comprised of increases in both net interest income after provision for loan losses of $313,594 and noninterest income of $17,104 reduced by increase in noninterest expense of $125,177.

         NET INTEREST INCOME. Net interest income for the six months ended June 30, 1999 and 1998, amounted to $1.6 million and $0.9 million, respectively, and for the three months ended June 30, 1999 and 1998, net interest income amounted to $0.8 million and $0.5 million, respectively. Net interest income represented the difference between interest income earned on earning assets and interest expense paid on interest bearing liabilities.

         Interest income increased by $1.2 million, from $2.1 million for the six month period ended June 30, 1998 to $3.3 million for the six month period ended June 30, 1999 and for the three months ended June 30, 1999 and 1998, interest income increased by $0.5 million, from $1.2 million to $1.7 million, respectively. The 55.9% and 43.3% rise in interest income for the six months ended and the three months ended June 30, 1999 and 1998 was basically attributable to greater average outstanding balances in interest earning assets, principally loans receivable. Interest income should continue to grow as the loan portfolio and other interest earning assets increase.

         Interest expense increased by $0.5 million, from $1.2 million for the six month period ended June 30, 1998 to $1.7 million for the six month period ended June 30, 1999 and for the three months ended June 30, 1999 and 1998, interest expense increased by $0.2 million, from $0.7 million to $0.9 million, respectively. The 43.3% and 27.8% rise in interest expense for the six months ended and the three months ended June 30, 1999 and 1998 was primarily attributable to greater average outstanding balances in interest bearing liabilities. Interest expense should also continue to increase as deposits and Federal Home Loan Bank advances and other borrowings grow.

         PROVISION FOR LOAN LOSSES. The provision for loan losses is established based on factors such as the local and national economy and the risk associated with the loans in the portfolio. The provision for loan losses was $206,000 for the six month period ended June 30, 1999 compared to $200,005 in the same period in 1998. For the three months ended June 30, 1999, the provision for loan losses was $108,000 compared to $100,000 in the same period of 1998. At June 30, 1999, the allowance for loan losses was $957,675 or 1.45% of total loans receivable compared to $560,005 or 1.76% at June 30, 1998. The increase in the allowance for loan losses is a result of the growth of the loan portfolio and management's risk assessment of the portfolio. The decrease in the percentage of allowance for loan losses to total loans receivable between periods is a result of management's risk assessment of the portfolio. The risk assessment is based on numerous statistical factors including the specific asset class of each loan (i.e. commercial, residential or consumer), the internal risk rating of each loan, specific industry concentrations, an assessment for large dollar and unsecured loans and specific reserves for watchlist credits.

         We have not experienced any charge-offs from loans receivable since inception. At June 30, 1999, no portion of the allowance for loan losses was allocated to impaired loan balances, as there were no loans considered impaired. Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of a similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. Loans receivable are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that all principal and interest amounts will not be collected according to the original terms of the loan.

         Management allocated approximately 65% of the allowance for loan losses to commercial loans, 12% to residential real estate mortgage loans and 5% to installment loans at June 30, 1999, leaving 18% unallocated. There were no non-performing loans at June 30, 1999. Management believes the allowance for loan losses at June 30, 1999 was adequate to absorb existing losses in the loan portfolio.

         NONINTEREST INCOME. Noninterest income increased by $22,721, from $20,330 for the six month period ended June 30, 1998 to $43,051 for the six month period ended June 30, 1999. For the three month period ended June 30, 1999, noninterest income increased by $17,104, from $6,799 for 1998 to $23,903 in 1999. Noninterest income during both periods of 1998 consisted of income from gains on sales and calls of securities available for sale, depository account service fees and other miscellaneous fees. Noninterest income during both periods in 1999 consisted of income from depository account service fees and other miscellaneous fees. The increases in both periods was primarily due to depository account service fees.

         NONINTEREST EXPENSE. The main components of noninterest expense were primarily salaries and benefits, occupancy and equipment, professional fees and data processing fees for both six month periods. Noninterest expense for the six months ended June 30, 1999 was $1,238,255 as compared to $955,297 for the same period in 1998, an increase of $282,958. Management continues to attempt to control overhead expenses without impairing the quality of service provided to clients.

                                                                               Six Months Ended June 30,
                                                                        1999            1998            % Change
                                                                        ----            ----            --------

     Salaries and employee benefits                                $     694,992    $     481,346          44.39%
     Occupancy and equipment expense                                     226,484          219,962           2.97
     Advertising and promotion                                            20,110           21,396          (6.01)
     Client courier                                                        9,979           37,817         (73.61)
     Data processing                                                      70,679           50,592          39.70
     Incorporation expense                                                 4,588            3,078          49.06
     Liability insurance                                                  11,878           14,204         (16.38)
     Printing, postage, stationery and supplies                           29,692           18,500          60.50
     Professional dues and memberships                                    10,841            6,550          65.51
     Professional fees                                                    45,360           55,389         (18.11)
     Telephone                                                            20,755           14,334          44.80
     Other                                                                92,897           32,129         189.14
                                                                   -------------    -------------
                                                                   $   1,238,255    $     955,297          29.62
                                                                   =============    =============

     Salaries and benefits experienced the most significant dollar increase of any noninterest expense component. For the six months ended June 30, 1999, total salaries and benefits were $694,992 compared to $481,346 for the six months ended June 30, 1998. For the three months ended June 30, 1999, salaries and benefits was $364,811 compared to $244,405 for the same period in 1998. The change in both periods was primarily attributable to the increase in the number of employees from 17 at June 30, 1998 to 27 at June 30, 1999, as well as merit and cost of living raises.

     Other expense experienced the largest single percentage increase within the noninterest expense category. For the six months ended June 30, 1999 and June 30, 1998, other expense increased to $92,897 or $60,768 over the 1998 six month total of $32,129. The change was primarily attributable to the increase in business development expenses associated with attracting new and retaining existing clients as well as other normal miscellaneous expenses associated with our growth.

     The reduction in the expense associated with our courier service for the six month periods was a result of bringing the operations of the courier service in-house versus paying a third party vendor for courier services. The percentage increase in data processing for the six month periods of 39.70% and printing, postage, stationary and supplies of 60.50% continued to be associated with the growth in the number of account holders. The percentage increases for the six month periods in other categories were mainly attributable to the increased volume of transactions handled due to the growing number of clients.

     The percentage increase in noninterest expense categories other than salaries and benefits for the three months ended June 30, 1999 and 1998 was 1.8%.

     INCOME TAXES. The potential future income tax benefit from the financial statement net operating losses in the years 1998, 1997 and 1996 has not been reflected in the consolidated financial statements. A valuation allowance has been recorded to offset the excess of deferred tax assets over deferred tax liabilities. As we continue to be profitable, the valuation allowance will continue to be reduced and the tax benefit from these losses will be realized. The federal and state income tax benefit from tax return net operating losses can be carried forward for twenty years and fifteen years, respectively, from the time of the loss before they expire.

     As of June 30, 1999, we would have approximately $285,000 and $101,000 of tax return net operating loss carryforwards available for federal and state income tax purposes expiring in 2016 and 2017 for federal purposes and 2011 and 2012 for state purposes, if tax returns were filed as of June 30, 1999.

FINANCIAL CONDITION

JUNE 30, 1999 COMPARED WITH THE DECEMBER 31, 1998

         Our total assets increased by $11.4 million or 11.8% to $108.0 million at June 30, 1999 from $96.6 million at December 31, 1998. The growth during both periods primarily resulted from an increase in the loan portfolio funded by deposits received from clients and by FHLB advances. The largest increase in our balance sheet as of June 30, 1999 was in the loan portfolio.

         CASH AND CASH EQUIVALENTS. Cash and due from banks decreased by $0.9 million or 14.6% to $5.2 million at June 30, 1999 from $6.1 million at December 31, 1998. Cash and due from banks represented cash maintained at correspondent banks in the form of demand deposits as well as cash maintained at the Federal Reserve Bank of Chicago.

         Federal funds sold are inter-bank funds with daily liquidity. At June 30, 1999, we had $7.1 million invested in federal funds. This amount decreased by $2.5 million or 26.0% from $9.6 million at December 31, 1998. The decrease in federal funds sold was a result of funding the loan growth for the period.

         INVESTMENT PORTFOLIO. Securities available for sale totaled $27.5 million at June 30, 1999, which represented a decrease of $3.6 million or 11.6% from $31.1 million at December 31, 1998. The decrease was a result of funding increased loan demand as well as normal maturities.

         All securities have been classified as available for sale. Available for sale securities represent those securities which we may decide to sell if needed for liquidity, asset/liability management or other reasons. Such securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders' equity, net of tax. The unrealized loss on the securities portfolio, net of taxes was $(232,952) at June 30, 1999 compared to an unrealized gain on the securities portfolio of $554,950 at December 31, 1998.

         LOAN PORTFOLIO. Loans receivable net of allowance increased by $17.2 million or 35.8% to $65.2 million at June 30, 1999 from $48.0 million at December 31, 1998. The increase was attributable to our officer calling program.

         Management believes the allowance for loan losses at June 30, 1999 was adequate to absorb any losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

         The allowance for loan losses balance and the provision for loan losses are determined by management based upon periodic reviews of the loan portfolio. In addition, management considers the level of charge-offs on loans as well as the fluctuations of charge-offs and recoveries on loans, including the factors which caused these changes. Estimating the risk of loss and the amount of loss is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values and other factors and estimates which are subject to change over time.

         While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

         OTHER ASSETS. Premises and equipment increased by $724,563 or 97.6% to $1,467,058 at June 30, 1999 from $742,495 at December 31, 1998. The increase was primarily the result of purchasing our headquarters building in May, 1999 for $800,000.

         Accrued interest receivable on loans, securities and interest bearing cash accounts increased by $99,119 or 13.4% to $838,143 at June 30, 1999 from $739,024 at December 31, 1998. The increase was primarily due to greater average outstanding balances in interest earning assets.

         Other assets as of June 30, 1999 and December 31, 1998 totaled $71,005 and $103,565, respectively. The $32,560, or 31.4%, decrease was attributable to the reduction of related prepaid expenses.

         DEPOSITS. Deposits increased by $6.4 million or 8.4% to $82.8 million at June 30, 1999 from $76.4 million at December 31, 1998. The increase resulted from an $8.9 million net increase in certificates of deposit which were offset by a $2.5 million net decrease in noninterest-bearing, NOW, money market and other savings accounts. We do not accept brokered certificates of deposit. The increase in certificates of deposit during the first half of 1999 was primarily a result of expanding relationships with existing clients and obtaining business from other local relationship based clients.

         Transaction accounts, which include noninterest-bearing, NOW, money market, other savings and our client-based repurchase agreement relationships, increased by $1.4 million during the first six months of 1999. Our average cost of interest bearing liabilities decreased from 5.12% during the year 1998 to 4.43% during the first six months of 1999.

         The increase in deposits for these periods were a result of periodic aggressive pricing programs for deposits, ongoing marketing efforts and the hiring of new personnel. Management also believes the increase was a reaction by clients to the acquisitions and mergers of local banks by transferring their financial business to community banks that have the ability to offer more personalized service.

         SHORT-TERM BORROWINGS. Short-term borrowings increased $4.0 million from $6.4 million as of December 31, 1998 to $10.4 million as of June 30, 1999. Short-term borrowings represented repurchase agreements offered to commercial clients. Though short-term in nature, repurchase agreements have been and continue to be a stable source of funds.

         FHLB ADVANCES AND OTHER BORROWINGS. As a result of our membership in the Federal Home Loan Bank of Indianapolis, we have the ability to borrow for short or long-term purposes under a variety of programs. FHLB advances increased by $1.5 million to $3.5 million as of June 30, 1999 from $2.0 million at December 31, 1998. As of June 30, 1999, the bank held $388,800 of FHLB stock. The increases primarily resulted as we used FHLB advances for loan matching and for hedging against the possibility of rising interest rates.

         Other liabilities decreased by $4,384 or 3.9% to $108,668 as of June 30, 1999 from $113,052 as of December 31, 1998. Other liabilities were comprised of unpaid amounts for various products and services and accrued but unpaid interest on deposits.

CAPITAL RESOURCES

         Additional paid-in capital increased by $54,035 from $12.3 million at December 31, 1998 to $12.4 million at June 30, 1999. The increase in additional paid-in capital was a result of employees' stock purchases through our 401(k) plan.

         The retained deficit decreased by $174,793 or 13.6% to $(1.1) million as of June 30, 1999 from $(1.3) million as of December 31, 1998. The decrease reflected net income for the six month period ended June 30, 1999.

         Unrealized gains (losses) on securities available for sale, were $(232,952) as of June 30, 1999 as compared to $554,950 as of December 31, 1998.
The decrease was attributable to the decrease during the period in fair value of the securities available for sale due to rising interest rates.

         Total stockholders' equity was $11.1 million as of June 30, 1999, a decrease of $0.5 million from $11.6 million as of December 31, 1998. The net decrease resulted from the combination of the increase in the net income for the period, a decrease in the net unrealized gains/losses on securities available for sale as well as an increase in the investment in our stock by our employees through our 401(k) plan.

         The components of total risk-based capital are Tier 1 capital and Tier 2 capital. Tier 1 capital is total stockholders' equity less intangible assets. Tier 2 capital is Tier 1 capital plus a portion of the allowance for loan losses. The allowance for loan losses is includable in Tier 2 capital up to a maximum of 1.25% of risk weighted assets. The net unrealized appreciation (depreciation) on securities available for sale, net of tax, is not considered in meeting regulatory capital requirements. The following table provides the bank's minimum regulatory capital requirements and the bank's actual capital ratios at June 30, 1999:

                                               Minimum Required           Minimum Required To Be Well
                                             For Capital Adequacy          Capitalized Under Prompt        Bank's Capital
                 June 30, 1999                     Purposes              Corrective Action Regulations         Ratio
     -------------------------------------   --------------------        -----------------------------     --------------
     Ratio of Total Capital to Risk
        Weighted Assets                              8.0%                          10.0%                       15.6%
     Ratio of Tier 1 Capital to Risk
        Weighted Assets                              4.0%                           6.0%                       14.4%
     Ratio of Tier 1 Capital to Average
        Assets                                       4.0%                           5.0%                       10.3%

         The bank exceeded the applicable minimum regulatory capital requirements at June 30, 1999 and was considered to be well capitalized.

         Restrictions exist regarding the ability of the bank to transfer funds to St. Joseph in the form of cash dividends, loans or advances. No cash or other dividends were declared or paid during the six month period ended June 30, 1999 or the year ended December 31, 1998.

         As of June 30, 1999, management was not aware of any current recommendations by the banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on our liquidity, capital resources or operations.

ASSET/LIABILITY MANAGEMENT

         LIQUIDITY

         Liquidity relates primarily to our ability to fund loan demand, meet deposit clients' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest bearing deposits in other financial institutions and securities available for sale. These assets are commonly referred to as liquid assets. Liquid assets were $40.0 million at June 30, 1999 compared to $46.8 million at December 31, 1998, respectively. Liquidity levels declined $6.8 million from December 31, 1998 due to the need to fund the loan growth with liquid assets. Management recognizes that securities may need to be sold in the future to help fund loan demand and accordingly, as of June 30, 1999, the entire securities portfolio of $27.5 million was classified as available for sale. Management believes its current liquidity level is sufficient to meet anticipated future growth.

         The statements of cash flows for the periods presented provide an indication of our sources and uses of cash as well as an indication of our ability to maintain an adequate level of liquidity. A discussion of the statements of cash flows for the six month period ended June 30, 1999 and 1998 follows.

         During the 1998 period presented, we experienced a net increase in cash from operating activities. Net cash from operating activities was $517,160 during the six months ended June 30, 1999 compared to a net decrease in cash from operating activity of $(66,474) for the same period in 1998. The increase in cash from operating activities of $583,634 during 1999 as compared to 1998 was primarily a result of our ability to generate an operating profit of $174,793 for the six months ended June 30, 1999 compared to a net operating loss of $(219,474) for the same period in 1998.

         For all periods presented, we experienced a net decrease in net cash from investing activities. Net cash from investing activities was $(15.7) million and $(17.9) million for the six months ended June 30, 1999 and 1998, respectively. The changes in net cash from investing activities include reinvestments of interest bearing deposits in other financial institutions; purchases, maturities and calls of securities available for sale, growth in loans receivable and purchases of premises and equipment.

         Net cash flow from financing activities was $11.9 million and $23.4 million for the periods ended June 30, 1999 and 1998, respectively. In 1999 and 1998, the increase was primarily attributable to growth in total deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances of $6.4 million, $4.0 million and $1.5 million compared to $22.1 million, $1.2 million and $0.

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

         Results of the simulation done as of June 30, 1999, suggest that we could expect net interest income to increase by approximately $223,000, if interest rates gradually decline by 100 basis points over the next twelve months, and to decrease approximately $127,000, if interest rates gradually increased 100 basis points over the next twelve months, from forecast levels of net interest income absent any changes in rates. These variances in net interest income were within our policy parameters established to manage interest rate risk. In addition to changes in interest rate, the level of future net interest income is also dependent on a number of other variables, including growth, composition and absolute levels of deposits, loans, and other earning assets and interest bearing liabilities, economic and competitive conditions, client preference and other factors.

         Austin Advisors, Inc., a firm specializing in consulting and providing assistance to banks, performs a formal asset/liability management analysis on a monthly basis. This information is presented and reviewed by the "ALCO" Committee.

         IMPACT OF INFLATION AND CHANGING PRICES

         The majority of our assets and liabilities are monetary in nature and therefore we differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. Inflation significantly affects noninterest expense, which tends to rise during periods of general inflation.

IMPACT OF YEAR 2000 COMPLIANCE

         The Year 2000 has posed a unique set of challenges to those industries reliant on information technology. As a result of methods employed by early programmers, many software applications and operational programs may be unable to distinguish the Year 2000 from the Year 1900. If not effectively addressed, this problem could result in the production of inaccurate data, or, in the worst cases, the inability of the systems to continue to function altogether. Financial institutions are particularly vulnerable due to the industry's dependency on electronic data processing systems. In 1997, we started the process of identifying the hardware and software issues required to be addressed to assure Year 2000 compliance. We began by assessing the issues related to the Year 2000 and the potential for those to adversely affect our operations.

         Since that time, we have established a Year 2000 committee to deal with this issue. The committee meets with and utilizes various representatives from key units throughout the Company to aid in analysis and testing. It is the mission of this committee to identify areas subject to complications related to the Year 2000 and to initiate remedial measures designed to eliminate any adverse effects on our operations. The committee has identified all mission-critical software and hardware that may be adversely affected by the Year 2000 and has requested vendors to represent that the systems and products provided are or will be Year 2000 compliant.

         We license all software used in conducting our business from third party vendors. None of our software has been internally developed. We have developed a comprehensive list of all software, all hardware and all service providers used. Every vendor has been contacted regarding the Year 2000 issues, and we continue to closely track the progress each vendor is making in resolving the problems associated with this issue. The vendor of the primary software we use was compliant with the Year 2000 with no remediation needed. Testing standards were formulated and comprehensive testing was completed in September 1998. We continue to monitor all other major vendors of services for Year 2000 issues in order to avoid shortages of supplies and services in the coming months. We have not had any material delays regarding our information systems projects as a result of the Year 2000 project.

         There are third party utilities with which we have an important relationship, i.e. Ameritech (phone service), Mishawaka Power (electricity) and NIPSCO (natural gas). We have not identified any practical, long-term alternatives to relying on these companies for basic utility services, however, we have installed a generator that will supply power to our building as a backup for any disruption in electrical service. In the event that the utilities significantly curtail or interrupt their services to us, there would be a significant adverse effect on our ability to conduct business. Information received from these utilities indicates that they have significantly completed remediation and validation of their mission critical applications.

         We have also tested such things as alarm systems and networks for Year 2000 functionality and are not aware of any significant problems with such systems.

         Our cumulative costs of the Year 2000 project through the second quarter of 1999 were approximately $48,000. The estimated total cost of the Year 2000 project is $72,000. This includes costs to upgrade equipment specifically for the purpose of Year 2000 compliance and certain administrative expenditures. At the present time, no situation that will require material cost expenditures to become fully compliant have been identified. However, the Year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that Year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.

         We are committed to a plan for achieving compliance, focusing not only on our own data processing systems, but also on our loan and depository clients. The Year 2000 committee has taken steps to educate and assist our clients with identifying their Year 2000 compliance problems, if any. In addition, the management committee has proposed policies and procedures to help identify potential risks and to gain an understanding of how clients are managing the risks associated with the Year 2000. We are assessing the impact, if any, of the Year 2000 risk in our credit analysis. In connection with potential credit risk related to the Year 2000 issue, we have contacted our large commercial loan and depository clients regarding their level of preparedness for the Year 2000. Through these questionnaires and resulting assessments, we believe that overall credit and liquidity risk to our large corporate borrowers and depositors is not excessive.

         We have developed contingency plans for various Year 2000 problems and continue to revise those plans based on testing and vendor notifications.

         The federal banking regulators issued guidelines establishing minimum safety and soundness standards for achieving Year 2000 compliance. The guidelines, which took effect October 15, 1998 and apply to all FDIC- insured depository institutions, established standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies. The guidelines are based upon guidance previously issued by the agencies under the auspices of the Federal Financial Institutions Examination Council but are not intended to replace or supplant the Federal Financial Institutions Examination Council guidance which will continue to apply to all federally insured depository institutions.

         The guidelines were issued under section 39 of the Federal Deposit Insurance Act, which requires the federal banking regulators to establish standards for the safe and sound operation of federally insured depository institutions. Under section 39 of the Federal Deposit Insurance Act, if an institution fails to meet any of the standards established in the guidelines, the institution's primary regulators may require the institution to submit a plan for achieving compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Such an order is enforceable in court in the same manner as a cease and desist order. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstance. In addition to the enforcement procedures established in section 39 of the Federal Deposit Insurance Act, noncompliance with the standards established by the guidelines may also be grounds for other enforcement action by federal banking regulators, including cease and desist orders and civil money penalty assessments. Our management believes Year 2000 planning has been consistent with regulatory guidelines.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 27, 1999, the Company held its annual meeting of stockholders. At the meeting, Scott C. Malpass, Myron C. Noble and Robert A. Sullivan were elected to serve as Class III directors with terms expiring in 2002. Continuing as Class I directors until 2000 are David A. Eckrich, Jerry Hammes, Arthur H. McElwee and John W. Rosenthal. Continuing as Class II directors until 2001 are Brian R. Brady, V. Robert Hepler, Jack Matthys and Richard A. Rosenthal. Stockholders also ratified the appointment of Crowe, Chizek and Company as the Company's independent accounts for the 1999 fiscal year.

         There were 1,280,686 issued and outstanding shares of Common Stock and there were 1,129,551 shares of Common Stock represented at the annual meeting. The voting on each item presented at the annual meeting was as follows:

         Election of Directors                       Votes For         Votes Withheld   Votes Against     Broker Non-Votes
         ---------------------                       ---------         --------------   -------------     ----------------
         Scott C. Malpass                            1,129,551               0                0                 0
         Myron C. Noble                              1,129,551               0                0                 0
         Robert A. Sullivan                          1,129,551               0                0                 0

         Ratification of the appointment
         of Crowe, Chizek and Company
         as independent public
         accountants for the Company                 1,126,051             3,500              0                 0

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         EXHIBIT NO.
         -----------

                 27                Financial Data Schedule



(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ST. JOSEPH CAPITAL CORPORATION
                                  (Registrant)



Date:  July 21, 1999              /s/ John W. Rosenthal
                                  ---------------------------------------
                                  John W. Rosenthal
                                  President



Date:  July 21, 1999              /s/ Edward R. Pooley
                                  ---------------------------------------
                                  Edward R. Pooley
                                  Principal Financial Officer