Form 10QSB
period 1999-09-30
ST JOSEPH CAPITAL CORP
filed 1999-11-15
CIK 1015856

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


         x         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                   For the Quarterly Period ended September 30, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

         1,675,112 shares of common stock, $0.01 par value per share, were outstanding as of November 9, 1999.

         Transitional Small Business Disclosure Format (check one):  Yes   No X
                                                                        --    --

                                TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            NUMBER
                                                                                            ------
                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets,
                           September 30, 1999 (Unaudited) and December 31, 1998 (Audited)      3

                  Consolidated Statements of Income, (Unaudited)
                           Three months ended September 30, 1999 and 1998                      4
                           Nine months ended September 30, 1999 and 1998

                  Condensed Consolidated Statement of Changes in
                      Stockholders' Equity, (Unaudited)
                           Three months ended September 30, 1999 and 1998
                           Nine months ended September 30, 1999 and 1998                       5

                  Consolidated Statements of Cash Flow,  (Unaudited)
                           Nine months ended September 30, 1999 and 1998                       6

                  Notes to Consolidated Financial Statements,                                  7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                                   9

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                    18

ITEM 2.  CHANGES IN SECURITIES                                                                18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                      18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                  18

ITEM 5.  OTHER INFORMATION                                                                    18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                     18

SIGNATURES                                                                                    19

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

          PART I - FINANCIAL INFORMATION

                         ST. JOSEPH CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
         September 30, 1999 (Unaudited) and December 31, 1998 (Audited)

                                                                   1999            1998
                                                                   ----            ----
ASSETS
Cash and due from banks                                       $   7,720,718    $   6,113,583
Interest-bearing deposits in other financial institutions -
  short-term                                                         74,397            5,531
Federal funds sold                                                7,200,000        9,600,000
                                                              -------------    -------------
     Total cash and cash equivalents                             14,995,115       15,719,114
Securities available for sale                                    27,334,155       31,066,346
Federal Home Loan Bank (FHLB) stock                                 388,800          222,200
Loans receivable, net of allowance for loan losses
  of $1,100,000 in 1999 and $751,675 in 1998                     78,039,707       48,011,296
Accrued interest receivable                                         686,688          739,024
Premises and equipment, net                                       1,424,165          742,495
Other assets                                                         59,383          103,565
                                                              -------------    -------------

         Total assets                                         $ 122,928,013    $  96,604,040
                                                              =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest-bearing demand                           $  13,725,765    $  11,442,145
         Savings, NOW and money market                           48,292,047       46,414,185
         Certificates of deposit                                 27,784,369       18,534,135
                                                              -------------    -------------
              Total deposits                                     89,802,181       76,390,465
     Securities sold under agreements to repurchase               9,771,013        6,388,971
     FHLB advances                                                6,000,000        2,000,000
     Accrued interest payable                                       163,137          100,707
     Other liabilities                                              316,218          113,052
                                                              -------------    -------------
         Total liabilities                                      106,052,549       84,993,195

Stockholders' equity
     Preferred stock, $.01 par value, 100,000 shares
       authorized; -0- shares issued and outstanding                   --               --
     Common stock, $.01 par value, 2,500,000 shares
       authorized; 1,673,264 and 1,278,625 shares issued
       and outstanding in 1999 and 1998                              16,733           12,786
     Additional paid-in capital                                  18,237,786       12,323,967
     Accumulated deficit                                           (956,827)      (1,280,858)
     Accumulated other comprehensive income                        (422,228)         554,950
                                                              -------------    -------------
         Total stockholders' equity                              16,875,464       11,610,845
                                                              -------------    -------------

              Total liabilities and stockholders' equity      $ 122,928,013    $  96,604,040
                                                              =============    =============


          See accompanying notes to consolidated financial statements.

                         ST. JOSEPH CAPITAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
           Three months ended September 30, 1999 and 1998 (Unaudited)
           Nine months ended September 30, 1999 and 1998 (Unaudited)


                                                  Three Months   Three Months   Nine Months   Nine Months
                                                     Ended          Ended          Ended        Ended
                                                  Sept 30, 1999 Sept 30, 1998  Sept 30, 1999 Sept 30, 1998
                                                  ------------- -------------  ------------- -------------
Interest and dividend income
         Loans receivable, including fees          $ 1,436,875   $   723,987    $ 3,708,471   $ 1,926,313
         Securities available for sale - taxable       413,095       441,419      1,288,717     1,198,870
         FHLB stock                                      1,516          -            16,031         2,506
         Federal Funds sold                             63,344       128,144        161,524       252,939
         Other interest earning assets                   1,676          -             7,007         6,865
                                                   -----------   -----------    -----------   -----------
                  Total interest income              1,916,506     1,293,500      5,181,750     3,387,493

Interest expense
         Deposits                                      869,001       653,393      2,299,726     1,704,434
         Securities sold under agreements to
           Repurchase                                  102,764       107,061        283,858       231,539
         FHLB advances                                  43,675          -           117,582          -
         Other borrowings                                 -             -             3,522         2,921
                                                   -----------   -----------    -----------   -----------
                  Total interest expense             1,015,440       760,454      2,704,688     1,938,894
                                                   -----------   -----------    -----------   -----------

NET INTEREST INCOME                                    901,066       533,096      2,477,062     1,448,599

Provision for loan losses                              142,325        66,670        348,325       266,675
                                                   -----------   -----------    -----------   -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                            758,741       466,426      2,128,737     1,181,924

Noninterest income
         Gains on sales and calls of securities
           available for sale, net                        -           29,941           -           41,275
         Other income                                   28,988         7,946         72,039        16,944
                                                                 -----------    -----------   -----------
                  Total noninterest income              28,988        37,887         72,039        58,219

Noninterest expense
     Salaries and employee benefits                    380,940       269,689      1,075,932       751,037
     Occupancy and equipment                            97,870       111,806        324,354       331,768
     Other expense                                     159,680       164,440        476,459       418,433
                                                   -----------   -----------    -----------   -----------
         Total noninterest expense                     638,490       545,935      1,876,745     1,501,238
                                                   -----------   -----------    -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES                      149,239       (41,622)       324,031      (261,095)

Income tax expense                                        -             -              -             -
                                                   -----------   -----------    -----------   -----------

NET INCOME (LOSS)                                  $   149,239   $   (41,622)   $   324,031   $  (261,095)
                                                   ===========   ===========    ===========   ===========

Basic income (loss) per common share               $       .12   $      (.03)   $       .25   $      (.20)
                                                   ===========   ===========    ===========   ===========

Diluted income (loss) per common share             $       .11   $      (.03)   $       .25   $      (.20)
                                                   ===========   ===========    ===========   ===========


          See accompanying notes to consolidated financial statements.

                         ST. JOSEPH CAPITAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           Three months ended September 30, 1999 and 1998 (Unaudited)
           Nine months ended September 30, 1999 and 1998 (Unaudited)


                                              Three Months        Three Months        Nine Months        Nine Months
                                                  Ended               Ended              Ended              Ended
                                              Sept 30, 1999       Sept 30, 1998      Sept 30, 1999      Sept 30, 1998
                                                  Total               Total              Total              Total
                                              Stockholders'       Stockholders'      Stockholders'      Stockholders'
                                                 Equity              Equity             Equity              Equity
                                                 ------              ------             ------              ------
BALANCE AT JULY 1 AND JANUARY 1:              $ 11,051,771        $ 11,134,415       $ 11,610,845       $ 11,204,425

Comprehensive income (loss):
     Net income (loss)                             149,239             (41,621)           324,031           (261,095)

     Net change in net unrealized
       appreciation (depreciation) on
       securities available for sale, net
       of reclassification adjustments
       and tax effects                            (189,277)            315,589           (977,178)           336,652
                                              ------------        --------------     ------------       ------------
         Total comprehensive income (loss)         (40,038)            273,968           (653,147)            75,557

Proceeds from issuance of common
  Stock by 401k plan                             5,863,731              22,600          5,917,766            151,001
                                              ------------        --------------     ------------       ------------

BALANCE AT SEPTEMBER 30:                      $ 16,875,464       $ 11,430,983        $ 16,875,464       $ 11,430,983
                                              ============       ============        ============       ============


          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
            Six months ended September 30, 1999 and 1998 (Unaudited)

                                                                        1999               1998
                                                                        ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                             $      324,031    $      (261,095)
     Adjustments to reconcile net income (loss)
       to net cash from operating activities
         Depreciation                                                     182,438            162,128
         Provision for loan losses                                        348,325            266,675
         Net amortization on securities available for sale                 69,875             45,464
         Net change in
              Accrued interest receivable                                  52,336             14,551
              Other assets                                                 44,182            (37,713)
              Accrued interest payable                                     62,430            (24,881)
              Other liabilities                                           203,166             30,595
                                                                   --------------    ---------------
                  Net cash from operating activities                    1,286,783            195,724

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of securities available for sale                         (1,514,862)       (24,514,874)
     Proceeds from maturities and calls of securities
       available for sale                                               4,200,000         18,053,466
     Purchase of FHLB stock                                              (166,600)                 -
     Net change in loans receivable                                   (30,376,736)       (14,554,706)
     Purchase of premises and equipment, net                             (864,108)           (53,157)
                                                                   ---------------   ----------------
         Net cash from investing activities                           (28,722,306)       (21,069,271)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                            13,411,716         22,919,467
     Net change in securities sold under agreements
       to repurchase and other borrowings                               4,882,042          6,841,778
     Proceeds from FHLB advances                                        2,500,000                  -
     Proceeds from issuance of common stock, net                        5,917,766            151,001
                                                                   --------------    ---------------
         Net cash from financing activities                            26,711,524         29,912,246
                                                                   --------------    ---------------
Net change in cash and cash equivalents                                  (723,999)         9,038,699

Cash and cash equivalents at beginning of period                       15,719,114          4,535,464
                                                                   --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $   14,995,115    $    13,574,163
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

NOTE 2 - RIGHTS OFFERING

         On September 10, 1999, the Company completed a rights offering during which 390,581 shares of the Company's common stock were sold at $15.50 per share, resulting in gross proceeds of $6.1 million. Expenses associated with the rights offering totaling $225,000 were netted against the gross proceeds and not recorded as expenses in the Company's statement of income. Thus, the net proceeds from the initial public offering were $5.9 million. The Company used approximately $5.5 million of the proceeds from the rights offering to provide additional capital to the Bank.

NOTE 3 - LOANS RECEIVABLE, NET

Loans receivable were as follows:

                                                                               September 30,        December 31,
                                                                                   1999                 1998
                                                                                   ----                 ----
     One to four family residential mortgage loans                           $     22,273,169    $     13,311,145
     Construction loans - residential                                               1,964,574             629,168
     Construction loans - commercial                                                7,896,888           4,966,020
     Commercial and multi-family real estate loans                                 26,704,309          14,988,484
     Commercial business loans                                                     17,590,208          13,247,735
     Consumer loans                                                                 2,752,269           1,636,286
                                                                             ----------------    ----------------
                                                                                   79,181,417          48,778,838
     Allowance for loan losses                                                     (1,100,000)           (751,675)
     Net deferred loan origination fees                                               (41,710)            (15,867)
                                                                             ----------------    ----------------
                                                                             $     78,039,707    $     48,011,296
                                                                             ================    ================

Activity in the allowance for loan losses was as follows:

                                                                             Nine Months Ended       Year Ended
                                                                               September 30,        December 31,
                                                                                   1999                 1998
                                                                                   ----                 ----
     Beginning balance                                                       $        751,675    $        360,000
     Provision for loan losses                                                        348,325             391,675
     Recoveries                                                                             -                   -
     Charge-offs                                                                            -                   -
                                                                             ----------------    ----------------
     Ending balance                                                          $      1,100,000    $        751,675
                                                                             ================    ================

     At September 30, 1999 and December 31, 1998 no portion of the allowance for loan losses was allocated to impaired loan balances as there were no loans considered impaired as of or for the period ending September 30, 1999 and for the year ending December 31, 1998.

NOTE 4 - PREMISES AND EQUIPMENT, NET

Premises and equipment were as follows:
                                                   September 30,    December 31,
                                                       1999             1998
                                                       ----             ----

     Land                                          $     200,000    $         -
     Building and improvements                           777,065              -
     Leasehold improvements, furniture, fixtures
       and equipment                                     991,202      1,104,159
     Accumulated depreciation                           (544,102)      (361,664)
                                                   -------------    -----------

                                                   $   1,424,165    $   742,495
                                                   =============    ===========

NOTE 5 - COMMITMENTS AND CONTINGENCIES

     Some financial instruments are used to meet client financing needs and to reduce exposure to interest rate changes. These financial instruments include commitments to extend credit, unused open end revolving lines of credit and standby letters of credit. These involve, to varying degrees, credit and interest-rate risk in excess of the amount reported in the balance sheet.

Commitments were as follows:

                                                   September 30,    December 31,
                                                       1999             1998
                                                       ----             ----

     Commitments to extend credit                  $   9,237,000    $ 4,040,000
     Unused open end revolving lines of credit        27,868,000     21,821,000
     Standby letters of credit                         2,204,000      3,147,000

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

     Under an employment agreement with an executive officer, certain events leading to separation from the Company could result in cash payments totaling approximately $375,000 at September 30, 1999.

         During 1998, the Company had leased a building for its main office location. During 1999, the Company exercised an option in the building lease agreement to purchase the building for $800,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion provides additional information regarding our operations for the three and nine month periods ended September 30, 1999 and 1998 and financial condition as of September 30, 1999 and December 31, 1998. This discussion should be read in conjunction with our consolidated financial statements and the accompanying notes thereto and other information in our 1998 10-KSB.

OVERVIEW

         St. Joseph was formed in February, 1996 for the purpose of organizing the bank. The bank opened in February 1997 with $10.0 million in assets and grew to approximately $123.0 million as of September 30, 1999. We expect continued opportunities for growth, even though the rate of growth will probably be slower than we have experienced to date.

         On September 10, 1999, the Company completed a rights offering during which 390,581 shares of the Company's common stock were sold at $15.50 per share, resulting in gross proceeds of $6.1 million. The Company used approximately $5.5 million of the proceeds from the rights offering to provide additional capital to the Bank.

         We reported earnings of $324,031 or $.25 basic and $.25 diluted income per common share for the nine month period ended September 30, 1999 as compared to a net loss of $(261,095) or $(.20) basic and diluted loss per common share for the same period in 1998. During the three month period ended September 30, 1999, we reported earnings of $149,239 or $.12 basic and $.11 diluted income per common share compared to a net loss of $ (41,622) or $(.03) basic and diluted loss per common shares for the same period in 1998. For all periods involved, the increase resulted primarily from increased interest income as a result of the growth of the loan portfolio.

         Our results of operations are dependent primarily on net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings. Our operating results are also affected by sources of noninterest income, including service charge fees on deposit accounts, loan fees and other income. Our operating expenses include employee compensation and benefits, occupancy, equipment expense and other noninterest expenses. Our operating results are also affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. The majority of our loan portfolio is invested in commercial loans. Deposits from commercial clients represent a significant funding source as well.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

         OVERVIEW. Consolidated net income for the nine month period ended September 30, 1999 was $324,031 as compared to a net loss of $(261,095) for the same period in 1998 for an increase of $585,126. Income per common share for the nine months of 1999 increased to $.25 basic and diluted from a basic and diluted loss of $(.20) for the nine months of 1998. Net income for the three month period ended September 30, 1999 was $149,239 as compared to a net loss of $(41,622) for the same period in 1998 for an increase of $ 190,861. Income per common share for the three month period ended September 30, 1999 increased to $
 .12 basic and $.11 diluted from a basic and diluted loss of $(.03) for the three months ended September 30, 1998. The increase in net income for the nine month period was comprised of increases in both net interest income after provision for loan losses of $946,813 and noninterest income of $13,820 reduced by increases in noninterest expense of $375,507. The increase in net income for the three month period was also comprised of an increase in net interest income after provision for loan losses of $292,315 reduced by increases in noninterest expense of $92,555 and a reduction in noninterest income of $8,899.

         NET INTEREST INCOME. Net interest income for the nine months ended September 30, 1999 and 1998, amounted to $2.5 million and $1.4 million, respectively, and for the three months ended September 30, 1999 and 1998, net interest income amounted to $0.9 million and $0.5 million, respectively. Net interest income represented the difference between interest income earned on earning assets and interest expense paid on interest bearing liabilities.

         Interest income increased by $1.8 million, from $3.4 million for the nine month period ended September 30, 1998 to $5.2 million for the nine month period ended September 30, 1999 and for the three months ended September 30, 1999 and 1998, interest income increased by $0.6 million, from $1.3 million to $1.9 million, respectively. The 52.9% and 46.1% rise in interest income for the nine months ended and the three months ended September 30, 1999 and 1998 was basically attributable to greater average outstanding balances in interest earning assets, principally loans receivable. Interest income should continue to grow as the loan portfolio and other interest earning assets increase.

         Interest expense increased by $0.8 million, from $1.9 million for the nine month period ended September 30, 1998 to $2.7 million for the nine month period ended September 30, 1999 and for the three months ended September 30, 1999 and 1998, interest expense increased by $0.2 million, from $0.8 million to $1.0 million, respectively. The 42.1% and 25.0% rise in interest expense for the nine months ended and the three months ended September 30, 1999 and 1998 was primarily attributable to greater average outstanding balances in interest bearing liabilities. Interest expense should also continue to increase as deposits and Federal Home Loan Bank advances and other borrowings grow.

         PROVISION FOR LOAN LOSSES. The provision for loan losses is established based on factors such as the local and national economy and the risk associated with the loans in the portfolio. The provision for loan losses was $348,325 for the nine month period ended September 30, 1999 compared to $266,675 in the same period in 1998. For the three months ended September 30, 1999, the provision for loan losses was $142,325 compared to $66,670 in the same period of 1998. At September 30, 1999, the allowance for loan losses was $1,100,000 or 1.39% of total loans receivable compared to $626,675 or 1.70% at September 30, 1998. The increase in the allowance for loan losses is a result of the growth of the loan portfolio and management's risk assessment of the portfolio. The decrease in the percentage of allowance for loan losses to total loans receivable between periods is a result of management's risk assessment of the portfolio. The risk assessment is based on numerous statistical factors including the specific asset class of each loan (i.e. commercial, residential or consumer), the internal risk rating of each loan, specific industry concentrations, an assessment for large dollar and unsecured loans and specific reserves for watchlist credits.

         We have not experienced any charge-offs from loans receivable since inception. At September 30, 1999, no portion of the allowance for loan losses was allocated to impaired loan balances, as there were no loans considered impaired. Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of a similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. Loans receivable are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that all principal and interest amounts will not be collected according to the original terms of the loan.

         Management allocated approximately 73% of the allowance for loan losses to commercial loans, 12% to residential real estate mortgage loans and 6% to installment loans at September 30, 1999, leaving 9% unallocated. There were no non-performing loans at September 30, 1999. Management believes the allowance for loan losses at September 30, 1999 was adequate to absorb existing losses in the loan portfolio.

         NONINTEREST INCOME. Noninterest income increased by $13,820, from $58,219 for the nine month period ended September 30, 1998 to $72,039 for the nine month period ended September 30, 1999. For the three month period ended September 30, 1999, noninterest income decreased by $8,899, from $37,887 for 1998 to $28,988 in 1999. Noninterest income during both periods of 1998 consisted of income from gains on sales and calls of securities available for sale, depository account service fees and other miscellaneous fees. Noninterest income during both periods in 1999 consisted of income from depository account service fees and other miscellaneous fees. The increase in the nine month periods was primarily due to depository account service fees.

         NONINTEREST EXPENSE. The main components of noninterest expense were primarily salaries and benefits, occupancy and equipment, professional fees and data processing fees for both six month periods. Noninterest expense for the nine months ended September 30, 1999 was $1,876,745 as compared to $1,501,238 for the same period in 1998, an increase of $375,507. Management continues to attempt to control overhead expenses without impairing the quality of service provided to clients.

                                                          Nine Months Ended September 30,

                                                         1999          1998        % Change
                                                         ----          ----        --------
     Salaries and employee benefits                 $   1,075,931   $    751,037     43.26%
     Occupancy and equipment expense                      324,354        331,768     (2.23)
     Advertising and promotion                             34,550         36,970     (6.55)
     Client courier                                        15,941         76,783    (79.24)
     Data processing                                      104,048         78,009     33.38
     Incorporation expense                                  4,588          4,617      (.63)
     Liability insurance                                   20,280         20,480      (.98)
     Printing, postage, stationery and supplies            46,404         31,565     47.01
     Professional dues and memberships                     15,453         11,896     29.90
     Professional fees                                     69,959         64,212      8.95
     Telephone                                             28,455         21,837     30.31
     Other                                                136,762         72,064     89.78
                                                    -------------   ------------
                                                    $   1,876,745   $  1,501,238     25.01
                                                    =============   ============

     Salaries and benefits experienced the most significant dollar increase of any noninterest expense component. For the nine months ended September 30, 1999, total salaries and benefits were $1,075,931 compared to $751,037 for the nine months ended September 30, 1998. For the three months ended September 30, 1999, salaries and benefits was $380,940 compared to $269,689 for the same period in 1998. The change in both periods was primarily attributable to the increase in the number of employees from 19 at September 30, 1998 to 29 at September 30, 1999, as well as merit and cost of living raises.

     Other expense experienced the largest single percentage increase within the noninterest expense category. For the nine months ended September 30, 1999 and September 30, 1998, other expense increased to $136,762 or $64,698 over the 1998 nine month total of $72,064. The change was primarily attributable to the increase in business development expenses associated with attracting new and retaining existing clients as well as other normal miscellaneous expenses associated with our growth.

     The reduction in the expense associated with our courier service for the nine month periods was a result of bringing the operations of the courier service in-house versus paying a third party vendor for courier services. The percentage increase in data processing for the nine month periods of 33.38% and printing, postage, stationary and supplies of 47.01% continued to be associated with the growth in the number of account holders. The percentage increases for the nine month periods in other categories were mainly attributable to the increased volume of transactions handled due to the growing number of clients.

     The percentage decrease in noninterest expense categories other than salaries and benefits for the three months ended September 30, 1999 and 1998 was 6.8%.

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

     It is anticipated that the tax return net operating loss carryforwards available for federal and state income tax purposes will be completely used in 1999.

FINANCIAL CONDITION

SEPTEMBER 30, 1999 COMPARED WITH THE DECEMBER 31, 1998

         Our total assets increased by $26.3 million or 27.2% to $123.0 million at September 30, 1999 from $96.6 million at December 31, 1998. The growth during the period was primarily resulting from an increase in the loan portfolio funded by deposits received from clients and FHLB advances. In addition, the completion of the rights offering allowed us to buy back participation loans, which added to the growth in the loan portfolio. The largest increase in our balance sheet as of September 30, 1999 was in the loan portfolio.

         CASH AND CASH EQUIVALENTS. Cash and due from banks increased by $1.6 million or 26.2% to $7.7 million at September 30, 1999 from $6.1 million at December 31, 1998. Cash and due from banks represented cash maintained at correspondent banks in the form of demand deposits as well as cash maintained at the Federal Reserve Bank of Chicago.

         Federal funds sold are inter-bank funds with daily liquidity. At September 30, 1999, we had $7.2 million invested in federal funds. This amount decreased by $2.4 million or 25.0% from $9.6 million at December 31, 1998. The decrease in federal funds sold was a result of funding the loan growth for the period.

         INVESTMENT PORTFOLIO. Securities available for sale totaled $27.3 million at September 30, 1999, which represented a decrease of $3.8 million or 12.2% from $31.1 million at December 31, 1998. The decrease was a result of funding increased loan demand as well as normal maturities.

         All securities have been classified as available for sale. Available for sale securities represent those securities which we may decide to sell if needed for liquidity, asset/liability management or other reasons. Such securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders' equity, net of tax. The unrealized loss on the securities portfolio, net of taxes was $(422,228) at September 30, 1999 compared to an unrealized gain on the securities portfolio of $554,950 at December 31, 1998.

         LOAN PORTFOLIO. Loans receivable net of allowance increased by $30.0 million or 62.5% to $78.0 million at September 30, 1999 from $48.0 million at December 31, 1998. The increase was attributable to our officer calling program as well as the buying back of participation loans with the proceeds of the rights offering.

         Management believes the allowance for loan losses at September 30, 1999 was adequate to absorb any losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

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

         OTHER ASSETS. Premises and equipment increased by $681,670 or 91.8% to $1,424,165 at September 30, 1999 from $742,495 at December 31, 1998. The increase was primarily the result of purchasing our headquarters building in May, 1999 for $800,000.

         DEPOSITS. Deposits increased by $13.4 million or 17.5% to $89.8 million at September 30, 1999 from $76.4 million at December 31, 1998. The increase resulted from a $9.3 million increase in certificates of deposit and a $4.1 million increase in noninterest-bearing, NOW, money market and other savings accounts. We do not accept brokered certificates of deposit. The increase in certificates of deposit during the first half of 1999 was primarily a result of expanding relationships with existing clients and obtaining business from other local relationship based clients.

         Transaction accounts, which include noninterest-bearing, NOW, money market, other savings and our client-based repurchase agreement relationships, increased by $4.2 million during the nine months of 1999. Our average cost of interest bearing liabilities decreased from 5.12% during the year 1998 to 4.31% during the nine months of 1999.

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

         SHORT-TERM BORROWINGS. Short-term borrowings increased $3.4 million from $6.4 million as of December 31, 1998 to $9.8 million as of September 30, 1999. Short-term borrowings represented repurchase agreements offered to commercial clients. Though short-term in nature, repurchase agreements have been and continue to be a stable source of funds.

         FHLB ADVANCES AND OTHER BORROWINGS. As a result of our membership in the Federal Home Loan Bank of Indianapolis, we have the ability to borrow for short or long-term purposes under a variety of programs. FHLB advances increased by $4.0 million to $6.0 million as of September 30, 1999 from $2.0 million at December 31, 1998. As of September 30, 1999, the bank held $388,800 of FHLB stock. The increases primarily resulted as we used FHLB advances for loan matching and for hedging against the possibility of rising interest rates.

         Other liabilities increased by $203,166 or 179.7% to $316,218 as of September 30, 1999 from $113,052 as of December 31, 1998. Other liabilities were comprised of unpaid amounts for various products and services and accrued but unpaid interest on deposits.

CAPITAL RESOURCES

         Additional paid-in capital increased by $5.9 million from $12.3 million at December 31, 1998 to $18.2 million at September 30, 1999. The increase in additional paid-in capital was a result of proceeds received from the rights offering completed on September 10, 1999.

         The retained deficit decreased by $324,031 or 25.3% to $(.9) million as of September 30, 1999 from $(1.3) million as of December 31, 1998. The decrease reflected net income for the nine month period ended September 30, 1999.

         Unrealized gains (losses) on securities available for sale, were $(422,228) as of September 30, 1999 as compared to $554,950 as of December 31, 1998. The decrease was attributable to the decrease during the period in fair value of the securities available for sale due to rising interest rates.

         Total stockholders' equity was $16.9 million as of September 30, 1999, an increase of $5.3 million from $11.6 million as of December 31, 1998. The increase resulted from the combination of the proceeds received from the rights offering and the increase in the net income for the period offset by the increase in the net unrealized loss on securities available for sale.

         The components of total risk-based capital are Tier 1 capital and Tier 2 capital. Tier 1 capital is total stockholders' equity less intangible assets. Tier 2 capital is Tier 1 capital plus a portion of the allowance for loan losses. The allowance for loan losses is includable in Tier 2 capital up to a maximum of 1.25% of risk weighted assets. The net unrealized appreciation (depreciation) on securities available for sale, net of tax, is not considered in meeting regulatory capital requirements. The following table provides the bank's minimum regulatory capital requirements and the bank's actual capital ratios at September 30, 1999:

                                                                      Minimum Required To Be
                                         Minimum Required For          Well Capitalized Under
                                           Capital Adequacy           Prompt Corrective Action       Bank's Capital
          September 30, 1999                   Purposes                     Regulations                   Ratio
------------------------------------     --------------------      -----------------------------     --------------
Ratio of Total Capital to Risk
   Weighted Assets                               8.0%                          10.0%                       20.1%
Ratio of Tier 1 Capital to Risk
   Weighted Assets                               4.0%                           6.0%                       18.8%
Ratio of Tier 1 Capital to Average
   Assets                                        4.0%                           5.0%                       14.0%

         The bank exceeded the applicable minimum regulatory capital requirements at September 30, 1999 and was considered to be well capitalized.

         Restrictions exist regarding the ability of the bank to transfer funds to St. Joseph in the form of cash dividends, loans or advances. No cash or other dividends were declared or paid during the nine month period ended September 30, 1999 or the year ended December 31, 1998.

         As of September 30, 1999, management was not aware of any current recommendations by the banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on our liquidity, capital resources or operations.

ASSET/LIABILITY MANAGEMENT

         LIQUIDITY

         Liquidity relates primarily to our ability to fund loan demand, meet deposit clients' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest bearing deposits in other financial institutions and securities available for sale. These assets are commonly referred to as liquid assets. Liquid assets were $42.3 million at September 30, 1999 compared to $46.8 million at December 31, 1998, respectively. Liquidity levels declined $4.5 million from December 31, 1998 due to the need to fund the loan growth with liquid assets. Management recognizes that securities may need to be sold in the future to help fund loan demand and accordingly, as of September 30, 1999, the entire securities portfolio of $27.3 million was classified as available for sale. Management believes its current liquidity level is sufficient to meet anticipated future growth.

         The statements of cash flows for the periods presented provide an indication of our sources and uses of cash as well as an indication of our ability to maintain an adequate level of liquidity. A discussion of the statements of cash flows for the nine month period ended September 30, 1999 and 1998 follows.

         During both periods presented, we experienced a net increase in cash from operating activities. Net cash from operating activities was $1,286,783 during the nine months ended September 30, 1999 compared to $195,724 for the same period in 1998. The increase in cash from operating activities of $1,091,059 during 1999 as compared to 1998 was primarily a result of our ability to generate an operating profit of $324,031 for the nine months ended September 30, 1999 compared to a net operating loss of $(261,095) for the same period in 1998.

         For all periods presented, we experienced a net decrease in net cash from investing activities. Net cash from investing activities was $(28.7) million and $(21.1) million for the nine months ended September 30, 1999 and 1998, respectively. The changes in net cash from investing activities include purchases, maturities and calls of securities available for sale, growth in loans receivable and purchases of premises and equipment.

         Net cash flow from financing activities was $26.7 million and $29.9 million for the periods ended September 30, 1999 and 1998, respectively. In 1999 and 1998, the decrease was primarily attributable to lower growth in total deposits, securities sold under agreements to repurchase, Federal Home Loan Bank advances and the proceeds of the rights offering of $13.4 million, $4.9 million, $2.5 million and 5.9 million compared to $22.9 million, $6.8 million, $0 and $0.

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

         Results of the simulation done as of September 30, 1999, suggest that we could expect net interest income to increase by approximately $241,000, if interest rates gradually decline by 100 basis points over the next twelve months, and to decrease approximately $141,000, if interest rates gradually increased 100 basis points over the next twelve months, from forecast levels of net interest income absent any changes in rates. These variances in net interest income were within our policy parameters established to manage interest rate risk. In addition to changes in interest rate, the level of future net interest income is also dependent on a number of other variables, including growth, composition and absolute levels of deposits, loans, and other earning assets and interest bearing liabilities, economic and competitive conditions, client preference and other factors.

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

         Our cumulative costs of the Year 2000 project through the third quarter of 1999 were approximately $48,000. The estimated total cost of the Year 2000 project is $72,000. This includes costs to upgrade equipment specifically for the purpose of Year 2000 compliance and certain administrative expenditures. At the present time, no situation that will require material cost expenditures to become fully compliant have been identified. However, the Year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that Year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.

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

RECENT REGULATORY DEVELOPMENTS

         PENDING LEGISLATION. On November 4, 1999, the United States Congress approved legislation that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the "Federal Reserve"), in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

         National banks are also authorized by the Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

         The Act must be signed by the President before it will take effect. At this time, the Company is unable to predict the impact the Act may have on the Company and its subsidiaries.

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

         EXHIBIT NO.
         ----------

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


                                        ST. JOSEPH CAPITAL CORPORATION
                                        (Registrant)



Date:  November 12, 1999                /s/ John W. Rosenthal
                                        ----------------------------------------
                                        John W. Rosenthal
                                        President



Date:  November 12, 1999                /s/ Edward R. Pooley
                                        ----------------------------------------
                                        Edward R. Pooley
                                        Principal Financial Officer