Form 10KSB40
period 1999-12-31
ST JOSEPH CAPITAL CORP
filed 2000-03-29
CIK 1015856

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                                   (Mark One)

[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
         1934 (Fee required) For the fiscal year ended December 31, 1999
                                                       -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act
       of 1934 (No fee required) For the transition period from       to

                        Commission file number 333-06581
                                               ---------

                         ST. JOSEPH CAPITAL CORPORATION
                         ------------------------------
                 (Name of Small Business Issuer in Its Charter)

         Delaware                                        35-1977746
         --------                                        ----------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

     3820 Edison Lakes Parkway, Mishawaka, Indiana                    46545
     ---------------------------------------------                    -----
      (Address of Principal Executive Offices)                      (Zip Code)

                                 (219) 273-9700
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The Issuer's revenues for its most recent fiscal year were $7,468,521.

The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 13, 2000 was approximately $22,614,012. As of said date, the Issuer had 1,675,112 shares of Common Stock issued and outstanding.

                      Documents incorporated by reference:
Part III of Form 10-KSB - Proxy statement for annual meeting of stockholders to be held May 16, 2000. Transitional Small Business Disclosure Format (check one):
Yes [ ] No [ x ]

                         ST. JOSEPH CAPITAL CORPORATION
                         1999 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

Description of Business
Description of Property
Legal Proceedings
Submission of Matters to a Vote of Security Holders

                                     PART II

Market for Common Equity and Related Stockholder Matters
Management's Discussion and Analysis or Plan of Operation
Financial Statements
Changes In and Disagreements With Accountants on Accounting and
 Financial Disclosure

                                    PART III

Directors, Executive Officers, Promoters and Control Persons;
 Compliance With Section 16(a) of the Exchange Act
Executive Compensation
Security Ownership of Certain Beneficial Owners and Management
Certain Relationships and Related Transactions
Exhibits and Reports on Form 8-K

                                     PART I
DESCRIPTION OF BUSINESS

GENERAL
         We are a bank holding company that owns the St. Joseph Capital Bank, a full-service commercial banking institution located in Mishawaka, Indiana. The bank provides a broad range of banking products and services, including credit, cash management, deposit and asset management to its targeted client base of executive and professionals and small to medium-sized businesses. Our market area encompasses a substantial portion of the Indiana communities of Mishawaka, South Bend, Notre Dame, Granger, Osceola and Elkhart, as well as certain Michigan communities, including Edwardsburg and Cassopolis. Due to the overlap of this metropolitan area over state lines, this region is often referred to as "Michiana." At December 31, 1999, we had total assets of $130.9 million, loans of $86.3 million and deposits of $98.2 million.





         The individuals who organized the company continue to represent a strategic advantage for us. Our directors are experienced business people who have had significant experience as directors or executive officers of other financial institutions prior to becoming involved with us. Specifically, six of our directors have been or currently serve as executive officers of financial institutions.

         Our company started its banking operations on February 13, 1997 with the goal of building a locally owned and managed financial institution to meet the banking needs of our clients. As part of our operating strategy, we strive to offer clients a high level of service on a consistent basis. Total assets have increased from $21.2 million at March 31, 1997 to $130.9 at December 31, 1999. Our rapid growth since 1997 has largely been a product of our success in attracting targeted individuals and businesses to become clients coupled with our ability to recruit and retain a community-oriented management team with significant commercial banking experience in the Michiana area. We have also taken advantage of the client disruption caused by the acquisition of a number of the area's other locally owned financial institutions by large and super-regional bank holding companies.

         Our rapid growth to date, coupled with our desire to take advantage of additional opportunities to increase our market share, lead us to increase the capital in our banking subsidiary during 1999 to support additional growth. That additional growth will eventually allow us to take advantage of the operating leverage available to a larger financial institution. Many of our expenses are fixed costs. Increasing our client base allows us to spread those costs over a larger universe of clients thereby improving our operating efficiency. We have been profitable in each of the previous five quarters and profitable for the twelve months ended December 31, 1999. However, our overall asset growth rate continues to exceed the growth rate of our retained earnings. An increase in the bank's capital allowed us to increase our lending limit, which will enable us to compete more effectively in our marketplace.

         A hallmark of our operations has been our commitment to operate out of a single location as a way of keeping tight control on overhead expenses. The delivery of our banking services is accomplished through our headquarters facility, a courier service program, our ATM/debit card product, our postage paid bank-by-mail program, telephone banking and computer banking. The diversity of our delivery systems enables our clients to choose the method of banking, which is most convenient for them. While no plans currently exist, we may also expand our product offerings, expand into new markets or make strategic acquisitions of other financial institutions in the future. We intend to continue to pursue an aggressive growth strategy focused on the addition of experienced banking personnel in the Michiana area, while also maintaining strong asset quality and enhancing our profitability.

         We have and will continue to price our loan products and deposit products competitively. The net interest income generated by the lending and deposit gathering activities of the bank should continue to increase as the overall size of the bank increases.

         We currently maintain our office at 3820 Edison Lakes Parkway, Mishawaka, Indiana, 46545. Our telephone number is (219) 273-9700.


BUSINESS STRATEGY

         The bank expects to establish a high standard of quality in each service it provides, and the employees of the bank are expected to emphasize service in their dealings with clients. We believe that the use of state-of-the-art technology will permit each employee to devote more time and attention to personal service, respond more quickly to a client's requests and deliver services in the most timely manner possible.

         Our goal is to create a "client-driven" organization focused on providing high value to clients by promptly delivering products and services matched directly to their needs. Furthermore, we expect to gain market share by developing strong ties to our community. In this regard, most of our directors currently hold, and have held in the past, leadership positions in a number of community organizations, and intend to continue this active involvement in future years. Members of the senior management team are also in leadership positions in a variety of community organizations and intend to continue this active involvement in future years. Additionally, all employees are encouraged to be active in the civic, charitable and social organizations located in the Michiana area.

         The bank offers a broad range of deposit services, including checking accounts, money market accounts, savings accounts and time deposits of various types, as well as a full range of short to intermediate term personal and commercial loans. Commercial loans include lines of credit to finance accounts receivable and inventory, term loans to finance machinery and equipment, as well as commercial mortgages to finance land and buildings. The bank makes personal loans directly to its clients for various purposes, including purchases of automobiles, boats and other recreational vehicles, home improvements, education and personal investments. The bank also makes residential mortgage loans and substantially all of them are retained by the bank and consist of balloon payment, adjustable and fixed rate mortgages. The bank also offers other services, including credit cards, cashiers checks, traveler's checks and automated teller access.

LENDING ACTIVITIES

         The bank provides a broad range of commercial and retail lending services to corporations, partnerships and individuals. The bank actively markets its services to qualified borrowers. Lending officers actively solicit the business of new borrowers entering their market areas as well as long-standing members of the local business community. The bank has established lending policies, which include a number of underwriting factors to be considered in making a loan, including location, loan to value ratio, cash flow, interest rate and the credit history of the borrower.

         The bank's legal lending limit is approximately $2,400,000. The board of directors has established an "in-house" limit of $ 2,100,000. The board may from time to time raise or lower the "in-house" limit, as it deems appropriate to comply with safe and sound banking practices and respond to overall economic conditions.

         As part of the loan monitoring activity at the bank, the officers' loan committee meets weekly to review loan portfolio dynamics. The bank's loan review officers present detailed reports on the loan portfolio to the board during monthly board meetings. Management has attempted to identify problem loans at an early stage and to aggressively seek a resolution of these situations.

         COMMERCIAL LOANS. The bank is an active commercial lender in the Michiana area. The bank's areas of emphasis include, but are not limited to, loans to manufacturers, building contractors, developers and business services companies. The bank also provides a wide range of business loans, including lines of credit for working capital and operational purposes, as well as term loans for the acquisition of equipment and other purposes. Collateral for these loans generally includes accounts receivables, inventory, equipment and real estate. In addition, the bank has taken personal guarantees to help assure payment when appropriate.

Terms of commercial business loans generally range from one to five years. A significant portion of the bank's commercial business loans have floating interest rates or re-price within one year. The bank also makes commercial real estate loans, which are generally secured by the underlying real estate and improvements. However, the bank may also require additional assets of the borrower as collateral.

         RESIDENTIAL REAL ESTATE MORTGAGE LOANS. The main focus of the bank's lending activity continues to be on the commercial side and residential mortgages have been viewed by us primarily as a way for the bank to attract and service targeted clients. The bank offers a variety of adjustable rate products as well as traditional 15-year fixed rate loans. The growth in the residential loan portfolio has in part been due to the fact that historically low interest rates over the last few years have induced a large number of home owners to refinance existing home mortgages and an equally large number to acquire or construct homes. The bank has retained substantially all real estate loans in its portfolio. We anticipate the growth in the residential loan portfolio to slow during 2000 due to the increasing interest rate environment.

         CONSUMER LENDING. The bank provides all types of consumer loans including motor vehicles, home improvement, home equity, signature loans and small personal credit lines. The bank has no indirect lending, and intends to actively seek to increase its personal lines of credit and home equity loans.

COMPETITION

         The bank's market area is competitive. St. Joseph competes for loans principally through the range and quality of service it provides and interest rates. St. Joseph believes that its reputation in the community it serves and personal service philosophy enhance its ability to compete favorably in attracting and retaining individual and business clients. St. Joseph actively solicits deposits by offering clients personal attention, professional service and competitive rates.

         There are approximately 11 other commercial banks, 6 savings and loans 13 credit unions, along with other financial institutions that operate in the primary market area of the bank. In addition, many other financial institutions based in the communities surrounding these areas also actively compete for clients within these market areas. The bank also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market mutual funds, loan production offices and other providers of financial services.







         Under the Gramm-Leach-Bliley Act of 1999, effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which St. Joseph Capital Corporation and the bank conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

MARKET AREA

         The bank offers a full range of commercial and consumer banking services primarily within a fifteen mile radius of its main office located in Mishawaka, Indiana. This area encompasses a substantial portion of the Indiana communities of Mishawaka, South Bend, Notre Dame, Granger, Osceola and Elkhart, and certain Michigan communities, including Niles and Edwardsburg. Due to the overlap of this metropolitan area over state lines, this region is often referred to as "Michiana."

         According to the St. Joseph County Chamber of Commerce, the cost of living-index in the South Bend - Mishawaka metropolitan statistical area was 92.6% or 7.4% less than the national average. The local economy is diversified among manufacturing, retail and wholesale trades and service industries. The area's retail, distribution, convention and tourism, health care and services sectors have expanded to offset the decrease in manufacturing jobs, which has occurred in recent years. The University of Notre Dame, with over 10,000 students on the northeast side of the city of South Bend, is the area's largest employer and contributes to the stability of the local economy. South Bend is also home to eight other colleges and technical schools providing additional stability and access to a skilled work force.

         The Michiana area has also become a large provider of health care services. Memorial Hospital and St. Joseph's Medical Center together employed approximately 6,000 residents at December 31, 1998. Allied Signal, Inc. and A.
M. General Corp. are two of the region's largest manufacturers, and the area is also home to a number of smaller manufacturing, retail and service businesses. Many major manufacturing companies are also located in adjacent Elkhart County, including Coachmen Industries, CTS Corporation and Skyline Corporation. We believe this diverse commercial base provides significant potential for business banking services, together with personal banking services for owners and employees of these entities.

EMPLOYEES

         We have 31 full-time equivalent employees. None of our employees are covered by a collective bargaining agreement with St. Joseph or the bank. We consider our employee relations to be excellent.

SUPERVISION AND REGULATION

GENERAL

         Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Indiana Department of Financial Institutions (the "DFI"), the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (the "FDIC"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.


         Federal and state laws and regulations generally applicable to financial institutions, such as the Company and its subsidiaries, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and its subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

         The following is a summary of the material elements of the regulatory framework that applies to the Company and its subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply to the Company and its subsidiaries, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable law, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiaries.

RECENT REGULATORY DEVELOPMENTS

         On November 12, 1999, President Clinton signed legislation that allows bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

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

         At this time, it is not possible to predict the impact the Act may have on the Company. Various bank regulatory agencies have just begun issuing regulations as mandated by the Act. The Federal Reserve has issued an interim rule that sets forth procedures by which bank holding companies may become financial holding companies, the criteria necessary for such a conversion, and the Federal Reserve's enforcement powers should a holding company fail to maintain compliance with the criteria. The Office of the Comptroller of the Currency has issued a final rule discussing the procedures by which national banks may establish financial subsidiaries as well as the qualifications and safeguards that will be required. In addition, in February, 2000, all federal bank regulatory agencies jointly issued a proposed rule that would implement the financial privacy provisions of the Act.

THE COMPANY

         GENERAL. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is also required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require. The Company is also subject to regulation by the DFI under Indiana law.

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


         The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, the Company and its non-bank subsidiaries are permitted to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

         Federal law also prohibits any person or company from acquiring "control" of a bank or bank holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of 10% of the outstanding shares of a bank or bank holding company.

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

         During the year ended December 31, 1999, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2000, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.


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

         FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation

("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Between January 1, 2000 and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 1999, the FICO assessment rate for SAIF members ranged between approximately 0.058% of deposits and approximately 0.061% of deposits, while the FICO assessment rate for BIF members ranged between approximately 0.0116% of deposits and approximately 0.0122% of deposits. During the year ended December 31, 1999, the Bank paid FICO assessments totaling $12,411.35.

         SUPERVISORY ASSESSMENTS. All Indiana banks are required to pay supervisory assessments to the DFI to fund the operations of the DFI. During the year ended December 31, 1999, the Bank paid supervisory assessments to the DFI totaling $10,143.57.

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

         As a condition to being granted federal deposit insurance, the FDIC required the Bank to maintain a minimum leverage ratio of 8% during the first three years of the Bank's operations. As of December 31, 1999, the Bank exceeded applicable regulatory capital requirements with a leverage ratio of 12.7% and a risk-based capital ratio of 18.7%.

         Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 1999, the Bank was well capitalized, as defined by FDIC regulations.

         DIVIDENDS. Indiana law prohibits the Bank from paying dividends in an amount greater than its undivided profits. The Bank is required to obtain the approval of the DFI for the payment of any dividend if the total of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the retained net income for the year to date combined with its retained net income for the previous two years. Indiana law defines "retained net income" to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period.

         The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1999. As of December 31, 1999, there were no funds available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

         INSIDER TRANSACTIONS. The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.



         SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. Since the fourth quarter of 1998, and through the first quarter of 2000, the federal banking regulators have issued safety and soundness standards for achieving Year 2000 compliance, including standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies.

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

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Indiana has enacted legislation permitting interstate mergers subject to certain conditions, including a prohibition against interstate mergers involving Indiana banks that have been in existence and continuous operation for fewer than five years. Additionally, Indiana law allows out-of-state banks to acquire individual branch offices in Indiana and to establish new branches in Indiana subject to certain conditions, including a requirement that the laws of the state in which the out-of-state bank is headquartered grant Indiana banks authority to acquire and establish branches in such state.







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

         FEDERAL RESERVE SYSTEM. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $44.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $44.3 million, the reserve requirement is $1.329 million plus 10% of the aggregate amount of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

DESCRIPTION OF PROPERTY

         We leased the premises for the bank's main office until we purchased the building and land for $800,000 in May, 1999. This facility serves as the main office of the bank as well as our corporate headquarters and is located at 3820 Edison Lakes Parkway, Mishawaka, Indiana. The premises consist of a 9,600 square foot, two-story brick building constructed in 1988 with parking for approximately 57 vehicles. The building is located on a major thoroughfare in Mishawaka, approximately 2 miles south of Interstate 80 and near the city's population center.

         The bank has four interior teller stations and a night depository facility. We believe the facility will be adequate to meet the needs of St. Joseph and the bank for the foreseeable future. We believe that the building is adequately covered by insurance.

LEGAL PROCEEDINGS

                  None

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

                                     PART II

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock was held by approximately 127 holders of record as of March 24, 2000, and is quoted on the OTC Bulletin Board under the symbol "SJOE." To date there has been no regular and liquid market for the common stock, and there can be no assurance that a regular and liquid trading market will develop in the foreseeable future.

         The following table shows, for the periods indicated, the high and low trades per share of transactions in our common stock as quoted on the OTC Bulletin Board. Other private transactions may have occurred during the periods indicated of which we have no knowledge. The following prices represent inter-dealer prices without retail markups, markdowns or commissions.


                                                                   Per Share               Per Share
                                                                    Prices                 Dividends
               1998                                          High                Low       Declared
               ----                                          ----                ---       --------
         March 31, 1998                                 $    22.00        $    17.25           -
         June 30, 1998                                       20.00             18.00           -
         September 30, 1998                                  20.00             16.25           -
         December 31, 1998                                   18.25             16.37           -




                1999
                ----

         March 31, 1999                                 $    18.25        $    16.50           -
         June 30, 1999                                       16.50             15.00           -
         September 30, 1999                                  17.75             15.50           -
         December 31, 1999                                   16.25             15.25           -


         No cash or other dividends were declared or paid during the fiscal year ended December 31, 1999 or 1998. We expect that all company and bank earnings, if any, will be retained to finance our growth and that no cash dividends will be paid for the foreseeable future. If and when dividends are declared, we will probably be largely dependent upon dividends paid by the bank for funds to pay dividends on our common stock. It is also possible however that we will pay dividends in the future generated from investment income and other activities of the company.

                      SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of St. Joseph Capital Corporation and its subsidiary is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes thereto, included elsewhere in this report.

                                                                                  At December 31
                                                                                  --------------
                                                                                  (In thousands)
SUMMARY OF FINANCIAL CONDITION:                                     1999         1998         1997         1996
                                                                    ----         ----         ----         ----
Total assets                                                      $ 130,932    $  96,604    $  50,839     $  11,841
Total cash and cash equivalents                                      13,266       15,719        4,535         1,410
Interest-bearing time deposits in
  other financial institutions                                            -            -          500             -
Securities available for sale                                        29,676       31,066       22,351        10,128
Loans receivable, net of allowance for loan losses                   85,054       48,011       21,991             -
Total deposits                                                       98,241       76,390       34,916             -
FHLB advances                                                         7,500        2,000            -             -
Total shareholders' equity                                           16,799       11,611       11,257        11,793
Average shareholders' equity                                         13,345       11,296       11,628         4,754
Average total assets                                                108,773       71,232       31,283         4,892

                                                                      Years Ended December 31, 1999, 1998 and 1997
                                                                 and Period From February 29, 1996 to December 31, 1996
                                                                 ------------------------------------------------------
                                                                                     (In thousands)

SUMMARY OF OPERATING RESULTS:
                                                                      1999         1998      1997             1996
                                                                      ----         ----      ----             ----
Total interest and dividend income                                $   7,370    $   4,790    $   2,022     $     197
Total interest expense                                                3,847        2,699          942             8
                                                                  ---------    ---------    ---------     ---------
     Net interest income                                              3,523        2,091        1,080           189
Provision for loan losses                                               518          392          360             -
Total noninterest income                                                 98          158            4             -
Total noninterest expense                                             2,592        2,086        1,486           479
                                                                  ---------    ---------    ---------     ---------
Income (loss) before income taxes                                       511         (229)        (762)         (290)
Income tax expense (benefit)                                              -            -            -             -
                                                                  ---------    ---------    ---------     ---------
     Net income (loss)                                            $     511    $    (229)   $    (762)    $    (290)
                                                                  =========    =========    =========     =========

SUPPLEMENTAL DATA:
Return on average total assets                                          .47%        (.32)%      (2.44)%       (5.93)%
Return on average shareholders' equity                                 3.83        (2.03)       (6.55)        (6.10)
Net interest rate spread (1)                                           2.68         2.09         1.61         (1.25)
Net yield on average interest-earning assets (2)                       3.46         3.15         3.72          4.58
Net interest income to operating expenses (3)                        135.92       100.21        72.65         39.49
Average shareholders' equity to average total assets                  12.27        15.86        37.17         97.18
Average interest-earning assets to average interest-
  bearing liabilities                                                120.30       126.52       165.02      3,103.01
Nonperforming assets to total assets                                      -            -            -             -
Nonperforming loans to total loan receivable                              -            -            -             -
Allowance for loan losses to total loans receivable                    1.47         1.54         1.61             -
Allowance for loan losses to non-performing loans
  receivable                                                              -            -            -             -
Basic income (loss) per common share                              $     .37    $    (.18)   $     (.60)   $    (.23)
Diluted income (loss) per common share                            $     .36    $    (.18)   $     (.60)   $    (.23)
Dividends declared per common share                               $       -    $       -    $       -     $       -
Book value per common share                                       $   10.03    $    9.08    $    8.87     $    9.32
Number of offices                                                         1            1            1             -
-------------------------------------------------------------------------------------------------------------------


(1) Interest rate spread is calculated by subtracting average interest rate cost from average interest rate earned.
(2)  Net interest income divided by average interest-earning assets.
(3)  Operating expenses consist of other expenses less taxes.

                         ST. JOSEPH CAPITAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion provides additional information regarding our operations and financial condition for the each of the years ended December 31, 1999, 1998 and 1997. The objective of this financial review is to enhance the reader's understanding of the accompanying tables, consolidated financial statements and the related notes thereto presented elsewhere in this report.

OVERVIEW

         St. Joseph was formed in February, 1996 for the purpose of organizing the bank. The bank opened in February 1997 with $10.0 million in assets and grew to approximately $130.9 million as of December 31, 1999. We expect continued opportunities for growth, even though the rate of growth will probably be slower than we have experienced to date.

         We reported earnings of $510,994 or $.37 basic and $.36 diluted income per common share for the year ended December 31, 1999 as compared to a net loss of $(228,519) or $(.18) basic and diluted loss per common share for the year ended December 31, 1998. This increase resulted primarily from increased interest income as a result of the growth of the loan portfolio. The fourth quarter of 1998 was the first quarterly period during which we posted a profit, after only approximately a year and a half of operations. As anticipated, since our inception we have incurred start-up costs resulting in an accumulated deficit of $.8 million at December 31, 1999.

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








RESULTS OF OPERATIONS

1999 COMPARED WITH 1998

         OVERVIEW. Consolidated net income for the year ended December 31, 1999 was $510,994 as compared to a net loss of $(228,519) in 1998 for an increase of $739,513. Income per common share for 1999 increased to $.37 basic and $.36 diluted from a basic and diluted loss of $(.18) for the same period of 1998. The increase in net income was primarily comprised of the increase in net interest income after provision for loan losses of $1,306,266 reduced by an increase in noninterest expense of $506,054.

         NET INTEREST INCOME. Net interest income for 1999 and 1998 amounted to $3.5 million and $2.1 million, respectively, and represented the difference between interest income earned on earning assets and interest expense paid on interest bearing liabilities.

         Interest income increased by $2.6 million, from $4.8 million for the year ended December 31, 1998 to $7.4 million for the year ended December 31, 1999. The 54.2% rise in interest income was basically attributable to greater average outstanding balances in interest earning assets, principally loans receivable. Interest income should continue to grow as the loan portfolio and other interest earning assets increase.

         Interest expense increased by $1.1 million, from $2.7 million for the year ended December 31, 1998 to $3.8 million for the year ended December 31, 1999. The 40.7% rise in interest expense was primarily attributable to greater average outstanding balances in interest bearing liabilities. Interest expense should also continue to increase as deposits and Federal Home Loan Bank advances and other borrowings grow.

         PROVISION FOR LOAN LOSSES. The provision for loan losses is established based on factors such as the local and national economy and the risk associated with the loans in the portfolio. The provision for loan losses was $518,325 for the year ended December 31, 1999 compared to $391,675 in the same period in 1998. At December 31, 1999, the allowance for loan losses was $1,270,000 or 1.47% of total loans receivable compared to $751,675 or 1.54% at December 31, 1998. The increase in the allowance for loan losses is a result of the growth of the loan portfolio and management's risk assessment of the portfolio. The decrease in the percentage of allowance for loan losses to total loans receivable between periods is a result of management's risk assessment of the portfolio. The risk assessment is based on numerous statistical factors including the specific asset class of each loan (i.e. commercial, residential or consumer), the internal risk rating of each loan, specific industry concentrations, an assessment for large dollar and unsecured loans and specific reserves for watchlist credits.

         We have not experienced any charge-offs from loans receivable since inception. At December 31, 1999, no portion of the allowance for loan losses was allocated to impaired loan balances, as there were no loans considered impaired. Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of a similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. Loans receivable are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that all principal and interest amounts will not be collected according to the original terms of the loan.

         Management allocated approximately 68.7% of the allowance for loan losses to commercial loans, 11.0% to residential real estate mortgage loans and 5.6% to installment loans at December 31, 1999, leaving 14.7% unallocated. There were no non-performing loans at December 31, 1999. Management believes the allowance for loan losses at December 31,

1999 was adequate to absorb existing losses in the loan portfolio.

         NONINTEREST INCOME. Noninterest income decreased by $60,699, from $158,872 for the year ended December 31, 1998 to $98,173 for the year ended December 31, 1999. Noninterest income during 1998 consisted of income from gains on sales and calls of securities available for sale of $116,644, depository account service fees of $32,228 and other miscellaneous fees of $10,000. Noninterest income during 1999 consisted of income from depository account service fees of $87,733 and other miscellaneous fees of $10,440. The 38.2% decrease was primarily a result of not receiving gains on sales and calls of securities for sale during 1999.

         NONINTEREST EXPENSE. The main components of noninterest expense were primarily salaries and benefits, occupancy and equipment, data processing fees and other for 1999 and salaries and benefits, occupancy and equipment, professional fees and data processing fees for 1998. Noninterest expense for the year ended December 31, 1999 was $2,592,414 as compared to $2,086,360 for the same period in 1998, an increase of $506,054. Management continues to attempt to control overhead expenses without impairing the quality of service provided to clients.

         The following table sets forth the various categories of noninterest expense for the years ended December 31, 1999 and 1998.

                                                                               Year Ended December 31,
                                                                        1999            1998            % Change
                                                                        ----            ----            --------
     Salaries and employee benefits                                $   1,495,407    $   1,047,262          42.79%
     Occupancy and equipment expense                                     432,573          449,496          (3.76)
     Advertising and promotion                                            75,605           49,659          52.25
     Client courier                                                       24,850           92,297         (73.08)
     Data processing                                                     149,658          110,531          35.40
     Incorporation expense                                                 4,588            6,156         (25.47)
     Liability insurance                                                  27,123           26,461           2.50
     Printing, postage, stationery and supplies                           76,320           46,287          64.88
     Professional dues and memberships                                    20,945           21,258          (1.47)
     Professional fees                                                    85,979          112,786         (23.77)
     Telephone                                                            36,731           31,884          15.20
     Other                                                               162,635           92,283          76.24
                                                                   -------------    -------------
                                                                   $   2,592,414    $   2,086,360          24.26
                                                                   =============    =============


         Salaries and benefits experienced the most significant dollar increase of any noninterest expense component. For the year ended December 31, 1999, total salaries and benefits were $1,495,407 compared to $1,047,262 for the year ended December 31, 1998. The change was primarily attributable to the increase in the number of full time equivalent employees from 23 at December 31, 1998 to 31 at December 31, 1999, as well as merit and cost of living raises.

         Other expense experienced the largest single percentage increase within the noninterest expense category. For the year ended December 31, 1999 other expense increased to $162,635 or $70,352 over the 1998 year end total of $92,283. The change was primarily attributable to the increase in business development expenses associated with attracting new and retaining existing clients as well as other normal miscellaneous expenses associated with our growth.

         The reduction in the expense associated with our courier service was a result of bringing the operations of the courier service in-house versus paying a third party vendor for courier services. The percentage increase in data processing of 35.4% and printing, postage, stationary and supplies of 64.9% continued to be associated with the growth in the number of account holders. The percentage increases in other categories were mainly attributable to the increased volume of transactions handled due to the growing number of clients.

         INCOME TAXES. As of December 31, 1999, a valuation allowance was recorded for the portion of deferred tax assets considered more likely than not to not be realized. As we continue to be profitable, the valuation allowance will continue to be reduced and a tax benefit will be realized. Refer to footnote 11 for detailed information on the valuation allowance.

1998 COMPARED WITH 1997

         OVERVIEW. Net loss for the year ended December 31, 1998 was $(228,519) compared to $(762,120) for the year ended December 31, 1997. Our results improved primarily because of a $979,114 increase in net interest income after provision for loan losses, and a $154,486 increase in noninterest income. These increases were offset by a $599,999 increase in noninterest expense due primarily to the increased number of employees and higher operating costs related to the increased volume of business. The fourth quarter of 1998 was the first quarterly period during which we posted a profit, after only approximately a year and a half of operations. As anticipated, during that initial time period we incurred start-up costs resulting in an accumulated deficit of $1.3 million at December 31, 1998.

         NET INTEREST INCOME. Net interest income for the years ended December 31, 1998 and December 31, 1997 amounted to $2.1 million and $1.1 million, respectively, and represented the difference between interest income earned on earning assets and interest expense paid on interest bearing liabilities.

         Interest income increased to $4.8 million in 1998 from $2.0 million in 1997, an increase of $2.8 million. This was primarily due to greater average outstanding balances in interest earning assets. Interest income is comprised primarily of interest income on loans (including fees), securities and federal funds sold.

         Interest expense increased to $2.7 million in 1998 from $.9 million in 1997, an increase of $1.8 million, which primarily represents interest paid to depositors. The increase in interest expense was again primarily due to greater average outstanding balances in interest bearing liabilities.

         PROVISION FOR LOAN LOSS. The provision for loan losses charged to operations was based partially on management's estimation of potential losses from their evaluation of portfolio risk and economic factors. The provision for loan losses was $391,675 for the year ended December 31, 1998, compared to $360,000 for the year ended December 31, 1997. The provision for loan losses during 1998 was primarily in response to the growth in the loan portfolio during 1998. At December 31, 1998, the allowance for loan losses was 1.54% of total loans receivable compared to 1.61% at December 31, 1997. There were no nonperforming loans at December 31, 1998 or December 31, 1997.

         NONINTEREST INCOME. Noninterest income increased by $154,486 to $158,872 in 1998 from $4,386 in 1997. The most significant component of noninterest income was the net gains on sales and calls of securities available for sale. Net gains on securities available for sale were $116,644 in 1998 compared to $2,139 in 1997. The gains received on the sale of securities were a result of securities sales for liquidity needs and similar gains may not be realized with future sales. Other noninterest income consisted of depository account service fees and consulting fees. Depository account service fees were $32,228 and $2,247 in 1998 and 1997, respectively. The increase in depository account service fees will continue to grow as the number of commercial depository accounts increases. Included in other income in 1998 was $10,000 from consulting services performed.

         NONINTEREST EXPENSE. Noninterest expense consisted primarily of salaries and benefits, occupancy and equipment, professional fees, data processing fees and client courier charges. Noninterest expense increased to $2.1 million in 1998 from $1.5 million in 1997. The $0.6 million, or 40.0%, increase was primarily due to higher overhead expense on the increased volume of business attained during 1998.

         The following table sets forth the various categories of noninterest expense for the years ended December 31, 1998 and 1997.


                                                                               Year Ended December 31,
                                                                        1998            1997            % Change
                                                                        ----            ----            --------
     Salaries and employee benefits                                $   1,047,262    $     756,388          38.46%
     Occupancy and equipment expense                                     449,496          301,478          49.10
     Advertising and promotion                                            49,659           48,403           2.59
     Client courier                                                       92,297           49,317          87.15
     Data processing                                                     110,531           64,107          72.42
     Incorporation expense                                                 6,156            6,156           0.00
     Liability insurance                                                  26,461           25,200           5.00
     Printing, postage, stationery and supplies                           46,287           44,221           4.67
     Professional dues and memberships                                    21,258           16,082          32.19
     Professional fees                                                   112,786           84,921          32.81
     Telephone                                                            31,884           22,951          38.92
     Other                                                                92,283           67,137          37.45
                                                                   -------------    -------------
                                                                   $   2,086,360    $   1,486,361          40.37
                                                                   =============    =============


         In 1998, salaries and benefits experienced the most significant dollar increase of any noninterest expense component. For the year ended December 31, 1998, total salaries and benefits increased to $1.0 million or $0.3 million over the 1997 total of $0.7 million. The change was primarily attributable to the increase in the number of employees from 17 at December 31, 1997 to 23 at December 31, 1998, as well as to merit and cost of living raises.

         In 1998, client courier expense experienced the largest single percentage increase within the noninterest expense category. For the year ended December 31, 1998, client courier expense increased to $92,297 or $42,980 over the 1997 total of $49,317. The change was primarily attributable to the need to lease additional cars and hire additional drivers to service the growth in commercial depository clients utilizing the courier service.

         The percentage increase in occupancy and equipment expense of 49.1% during 1998 was a result of additional equipment needed to operate the bank. The increase in data processing expense of 72.4% was a result of increased fees associated with a larger number of client accounts and a higher level of transactions. Professional fees consist of legal and accounting fees. The 32.8% increase was attributable to additional professional services for regulatory reporting and SEC reporting as well as consulting services. The percentage increases in the other categories were primarily attributable to the increased volume of transactions we handled due to our growing number of clients.

         INCOME TAXES. The potential future income tax benefit from the financial statement net operating losses in 1998, 1997 and 1996 has not been reflected in the consolidated financial statements. As of December 31, 1998 and 1997 a valuation allowance was recorded to offset the excess of deferred tax assets over deferred tax liabilities. As we become profitable, the valuation allowance will be reduced and a tax benefit will be realized.

RESULTS OF OPERATIONS - ADDITIONAL STATISTICAL INFORMATION

         Our net income is derived primarily from net interest income. Net interest income is the difference between interest income, principally from loans and investment securities, and interest expense, principally on client deposits and borrowings. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to average dollar levels of interest earning assets and interest bearing liabilities. Net interest spread refers to the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities. Net interest margin refers to the net interest income divided by average interest earning assets and is influenced by the level and relative mix of interest earning assets and interest bearing liabilities.

         The following tables set forth information for the periods indicated with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest earning assets and interest expense on interest bearing liabilities and resultant yields or costs, net interest income, net interest spread and net interest margin:

         The following are the average balance sheets for the years ending December 31, 1999, 1998 and 1997:


                                                                                   1999
                                                                                   ----
                                                                                  Average
                                                           Average
                                                                                  Balance                Interest
                                                                                  -------                --------
                                                            Rate
                                                            ----                                 (Dollars in thousands)

    ASSETS
    Interest-earning assets
      Federal funds sold                                 $   4,449                $    228                5.12%
      Interest-bearing deposits in other
        financial institutions                                 109                       8                7.34
      Securities available for sale-taxable (1)             28,959                   1,726                5.94
      FHLB stock                                               375                      24                6.40
      Loans receivable (2)                                  67,884                   5,384                7.93
                                                         ---------                --------
       Total interest-earning assets (1)                   101,776                   7,370                7.23%
    Noninterest-earning assets
      Cash and due from banks                                5,954
      Allowance for loan losses                               (970)
      Premises and equipment, net                            1,214
      Accrued interest receivable and
        other assets                                           799
                                                         ---------

                                                         $ 108,773
                                                         =========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Interest-bearing liabilities
      Savings, NOW and money markets                     $  44,707                $  1,943                4.35%
      Certificates of deposits                              26,673                   1,341                5.03
      Federal funds purchased                                   74                       4                5.41
      Securities sold under agreements
        to repurchase                                        8,980                     366                4.07
      FHLB advances                                          4,167                     193                4.63
                                                         ---------                --------
       Total interest-bearing liabilities                   84,601                   3,847                4.55%
                                                                                  --------

    Noninterest-bearing liabilities
      Demand deposits                                       10,460
      Accrued interest payable and
        other liabilities                                      367
                                                         ---------
                                                            95,428

    Shareholders' equity                                    13,345
                                                         ---------

                                                         $ 108,773
                                                         =========

    Net interest income/spread                                                    $  3,523                2.68%
                                                                                  ========             =======

    Net interest income as a percent
      of average interest earning assets (1)                                                              3.46%
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

                                                                                   1998
                                                                                   ----
                                                                                 Average
                                                          Average
                                                                                 Balance                Interest
                                                                                 -------                --------
                                                                                                 (Dollars in thousands)
                                                            Rate
                                                            ----
    ASSETS
    Interest-earning assets
      Federal funds sold                                 $   6,114                $    325                5.32%
      Interest-bearing deposits in other
        financial institutions                                  88                       7                7.95
      Securities available for sale-taxable (1)             27,459                   1,652                6.08
      FHLB stock                                               115                       9                7.83
      Loans receivable (2)                                  32,955                   2,797                8.49
                                                         ---------                --------
       Total interest-earning assets (1)                    66,731                   4,790                7.21%

    Noninterest-earning assets
      Cash and due from banks                                3,644
      Allowance for loan losses                               (536)
      Premises and equipment, net                              820
      Accrued interest receivable and
        other assets                                           573
                                                         ---------

                                                         $  71,232
                                                         =========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Interest-bearing liabilities
      Savings, NOW and money markets                     $  25,785                $  1,286                4.99%
      Certificates of deposits                              18,278                   1,011                5.53
      Federal funds purchased                                   56                       3                5.36
      Securities sold under agreements
        to repurchase                                        8,601                     399                4.64
      FHLB advances                                             22                       -                   -
                                                         ---------                --------
       Total interest-bearing liabilities                   52,742                   2,699                5.12%


    Noninterest-bearing liabilities
      Demand deposits                                        6,955
      Accrued interest payable and
        other liabilities                                      239
                                                         ---------
                                                            59,936

    Shareholders' equity                                    11,296
                                                         ---------

                                                         $  71,232
                                                         =========

    Net interest income/spread                                                    $  2,091                2.09%
                                                                                  ========             =======

    Net interest income as a percent
       of average interest earning assets (1)                                                             3.15%
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

                                                                                  1997
                                                                                  ----
                                                                                 Average
                                                           Average
                                                                                 Balance              Interest
                                                                                 -------              --------
                                                            Rate
                                                            ----                               (Dollars in thousands)

ASSETS
Interest-earning assets
     Federal funds sold                                  $   3,132                $    177                5.65%
     Interest-bearing deposits in other
       financial institutions                                  617                      41                6.65
     Securities available for sale-taxable (1)              15,414                     920                5.97
     Loans receivable (2)                                    9,895                     884                8.93
                                                         ---------                --------
        Total interest-earning assets (1)                   29,058                   2,022                6.96%

Noninterest-earning assets
     Cash and due from banks                                 1,386
     Allowance for loan losses                                (147)
     Premises and equipment, net                               681
     Accrued interest receivable and
       other assets                                            305
                                                         ---------
                                                         $  31,283
                                                         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Savings, NOW and money markets                      $   7,873                $    398                5.06%
     Certificates of deposits                                7,583                     437                5.76
     Securities sold under agreements
       to repurchase                                         2,153                     107                4.97
                                                         ---------                --------
        Total interest-bearing liabilities                  17,609                     942                5.35%
                                                                                  --------

Noninterest-bearing liabilities
     Demand deposits                                         1,904
     Accrued interest payable and
       other liabilities                                       142
                                                         ---------
                                                            19,655

Shareholders' equity                                        11,628
                                                         ---------

                                                         $  31,283
                                                         =========

Net interest income/spread                                                        $  1,080                1.61%
                                                                                  ========             =======

Net interest income as a percent
  of average interest earning assets (1)                                                                  3.72%
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

         The following tables set forth the effect of volume and rate changes on interest income and expense for the periods indicated. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

           Volume Variance        -  change in volume multiplied by the previous
                                     year's rate.
           Rate Variance          -  change in rate multiplied by the previous
                                     year's volume.

           Rate/Volume Variance   -  change in volume multiplied by the change
                                     in rate. This variance was allocated to
                                     volume variance and rate variance in
                                     proportion to the relationship of the
                                     absolute dollar amount of the change in
                                     each.



                                          Total      Variance Attributable To    Total      Variance Attributable To
                                        Variance     ------------------------   Variance    ------------------------
                                        1999/1998      Volume        Rate       1998/1997    Volume         Rate
                                        ---------      ------        ----       ---------    ------         ----
                                                                   (In thousands)
INTEREST INCOME
   Federal funds sold                     $  (97)    $   (86)    $   (11)        $  148      $  159       $  (11)
   Interest-bearing deposits in other
     financial institutions                    1           2          (1)           (34)        (41)           7
   Securities available for sale-taxable      74         113         (39)           732         714           18
   FHLB stock                                 15          17          (2)             9           9            -
         Loans receivable                  2,587       2,782        (195)         1,913       1,959          (46)
                                          ------     -------     -------         ------      ------       -------
                                           2,580        2,828         (248)       2,768        2,800            (32)

INTEREST EXPENSE
   Savings, NOW and money markets            657          840         (183)         888          893             (5)
   Certificates of deposits                  330          429          (99)         574          592            (18)
   Federal funds purchased                     1            1            -            3            3              -
   Securities sold under agreements
     to repurchase                           (33)          17          (50)         292          300             (8)
   FHLB advances                             193          193            -            -            -              -
                                       ---------    ---------    ---------    ---------     --------     ----------
                                           1,148        1,480         (332)       1,757        1,788            (31)
                                       ---------    ---------    ----------   ---------     --------     ----------

NET INTEREST INCOME                    $   1,432    $   1,348    $      84    $   1,011     $  1,012     $       (1)
                                       =========    =========    =========    =========     ========     ==========


FINANCIAL CONDITION

         Our total assets increased by $34.3 million or 35.5% to $130.9 million at December 31, 1999 from $96.6 million at December 31, 1998. The growth during the period primarily resulted from an increase in the loan portfolio funded by deposits received from clients and by FHLB advances. The largest increase in our balance sheet as of December 31, 1999 was in the loan portfolio.

         CASH AND CASH EQUIVALENTS. Cash and due from banks decreased by $0.4 million or 6.4% to $5.7 million at December 31, 1999 from $6.1 million at December 31, 1998. Cash and due from banks represented cash maintained at correspondent banks in the form of demand deposits as well as cash maintained at the Federal Reserve Bank of Chicago.

         Federal funds sold are inter-bank funds with daily liquidity. At December 31, 1999, we had $7.5 million invested in federal funds compared to $9.6 million at December 31, 1998. The decrease in federal funds sold was a result of funding the loan growth for the period.

         INVESTMENT PORTFOLIO. Securities available for sale totaled $29.7 million at December 31, 1999, which represented a decrease of $1.4 million or 4.5% from $31.1 million at December 31, 1998. The decrease was a result of a decline in market value of securities for sale.

         All securities have been classified as available for sale. Available for sale securities represent those securities which we may decide to sell if needed for liquidity, asset/liability management or other reasons. Such securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders' equity, net of tax. The unrealized loss on the securities portfolio, net of taxes was $(750,016) at December 31, 1999 compared to an unrealized gain on the securities portfolio of $554,950 at December 31, 1998. The increase in the unrealized loss of the securities portfolio was due to an increase in market interest rates.

         The carrying value of securities available for sale as of December 31 are summarized as follows:


                                                                          1999             1998            1997
                                                                          ----             ----            ----
                                                                                     (In thousands)

           U.S. Government and federal agencies                       $     26,255    $     27,276     $     22,190
           Obligations of states and
             political subdivisions                                          3,345           2,574              161
           Corporate bonds                                                       -           1,195                -
           Marketable equity securities                                         76              21                -
                                                                      ------------    ------------     ------------

                                                                      $     29,676    $     31,066     $     22,351
                                                                      ============    ============     ============


         The maturity distribution and weighted average interest rates of debt securities available for sale at December 31, 1999 are as follows:


                                                                                                       Maturing
                                                               (Dollars in thousands)                  --------
                                                         After One Year      After Five Years
                                        Within             But Within           But Within               After
                                       One Year            Five Years            Ten Years             Ten Years
                                   Amount     Rate      Amount     Rate      Amount    Rate       Amount     Rate
                                   ------     ----      ------     ----      ------    ----       ------     ----
        U.S. Government and
          federal agencies       $  4,498     6.18%   $ 14,076     5.94%   $  7,681    6.14%    $      -        -%
        Obligations of states
          and political
          subdivisions                160     6.37       2,029     5.06         446    5.28          710     5.31
                                 --------             --------             --------             --------

                                 $  4,658     6.19%   $ 16,105     5.83%   $  8,127    6.09%    $    710     5.31%
                                 ========             ========             ========             ========

         The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

         Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no securities of any one issuer, which exceeded 10% of the shareholders' equity of the Company at December 31, 1999.

         LOAN PORTFOLIO. Loans receivable net of allowance increased by $37.0 million or 77.1% to $85.0 million at December 31, 1999 from $48.0 million at December 31, 1998. The increases for both periods were attributable to our officer calling program.

         Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated:

                                                        1999            1998            1997            1996
                                                        ----            ----            ----            ----
                                                                           (In thousands)
           Commercial                              $     56,591    $      33,202    $     14,733    $          -
           Residential real estate mortgage              26,571           13,925           6,376               -
           Installment loans to individuals               3,161            1,636           1,242               -
                                                   ------------    -------------    ------------    ------------

                                                   $     86,323    $      48,763    $     22,351    $          -
                                                   ============    =============    ============    ============

         CONCENTRATIONS OF CREDIT RISK: The Company grants commercial, residential real estate mortgage and installment loans to individuals mainly in northern Indiana. Commercial loans include loans collateralized by business assets. Commercial loans make up approximately 65% of the loan portfolio and the loans are expected to be repaid from cash flow from operations of businesses. Residential real estate mortgage loans make up approximately 31% of the loan portfolio and are collateralized by residential real estate. Installment loans to individuals make up approximately 4% of the loan portfolio and are primarily collateralized by consumer assets.

         MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES: The following table shows the amounts of commercial loans outstanding as of December 31, 1999, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)


                                                                  1999
                                                                  ----
                                                             (In thousands)
           Maturing
           Within one year                                    $     29,253
           After one year but within five years                     24,059
           After five years                                          3,279
                                                              ------------

                                                              $     56,591
                                                              ============


                                                                        Commercial Loan Interest Sensitivity
                                                                   ---------------------------------------------
                                                                                        1999
                                                                                        ----
                                                                                   (In thousands)
                                                                        Fixed         Variable
                                                                        Rate            Rate             Total
                                                                        ----            ----             -----
           Due after one year but within five years                $      23,287    $        772    $     24,059
           Due after five years                                            3,279               -           3,279
                                                                   -------------    ------------    ------------

                                                                   $      26,566    $        772    $     27,338
                                                                   =============    ============    ============

         RISK ELEMENTS - NONACCRUAL, PAST DUE, RESTRUCTURED AND IMPAIRED LOANS:
The following schedule summarizes nonaccrual, past due, restructured and impaired loans at December 31:

                                                                                1999       1998      1997      1996
                                                                                ----       ----      ----      ----
                                                                                         (In thousands)
                  (a)    Loans accounted for on a nonaccrual basis
                                                                                $   -      $  -      $  -      $  -
                  (b)    Accruing loans which are contractually past due 90
                         days or more as to interest or principal payments          -         -         -         -

                  (c)    Loans not included in (a) or (b) which are "Troubled
                         Debt Restructurings" as defined by
                         Statement of Financial Accounting Standards No. 15         -         -         -         -

                  (d)    Other loans defined as "impaired"                          -         -         -         -
                                                                                -----      ----      ----      ----
                                                                                $   -      $  -      $  -      $  -
                                                                                =====      ====      ====      ====


         Management believes the allowance for loan losses at December 31, 1999 is adequate to absorb any losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

                                                                             1999
                                                                        (In thousands)
    Gross interest income that would have been recorded in 1999 on nonaccrual loans outstanding at December 31, 1999 if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since
    origination if held for part of the period                          $       -

    Interest income actually recorded on nonaccrual loans
    and included in net income for the period                                   -
                                                                        ---------
    Interest income not recognized during the period
                                                                        $       -
                                                                        =========

         DISCUSSION OF THE NONACCRUAL POLICY: The accrual of interest income is discontinued when the collection of a loan or interest, in whole or in part, is doubtful. When interest accruals are discontinued, interest income accrued in the current period is reversed. While loans which are past due 90 days more as to interest or principal payments are considered for nonaccrual status, management may elect to continue the accrual of interest when the estimated net realizable value of collateral, in management's judgment, is sufficient to cover the principal balance and accrued interest.

         POTENTIAL PROBLEM LOANS: As of December 31, 1999, there were no other outstanding loans where known information about possible credit problems of the borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans at some future date. Consideration was given to loans classified for regulatory purposes as loss, doubtful, substandard, or special mention. To the extent that such loans are not disclosed as potential problem loans, management believes that such loans will not materially impact future operating results, liquidity, or capital resources.

         FOREIGN OUTSTANDINGS: None

         LOAN CONCENTRATIONS: None

         OTHER INTEREST-BEARING ASSETS: There are no other interest-bearing assets as of December 31, 1999 which would be required to be disclosed under "Risk Elements" or "Potential Problem Loans" if such assets were loans.

                  SUMMARY OF LOAN LOSS EXPERIENCE: The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

                                                                       1999        1998        1997         1996
                                                                       ----        ----        ----         ----
                                                                                 (Dollars in thousands)
        LOANS
                Loans outstanding at end of period                   $  86,323   $  48,763   $   22,351  $        -
                                                                     =========   =========   ==========  ==========

                Average loans outstanding during period              $  67,884   $  32,955   $    9,895  $        -
                                                                     =========   =========   ==========  ==========


        ALLOWANCE FOR LOAN LOSSES
                Balance at beginning of period                       $     752   $     360   $        -  $        -

                Loans charged-off
                    Commercial                                               -           -            -           -
                    Residential real estate mortgage                         -           -            -           -
                    Installment loans to individuals                         -           -            -           -
                                                                     ---------   ---------   ----------  ----------
                                                                             -           -            -           -
                Recoveries of loans previously charged-off
                    Commercial                                               -           -            -           -
                    Residential real estate mortgage                         -           -            -           -
                    Installment loans to individuals                         -           -            -           -
                                                                     ---------   ---------   ----------  ----------
                                                                             -           -            -           -
                                                                     ---------   ---------   ----------  ----------

        Net loans charged-off                                                -           -            -           -

        Provision for loan losses                                          518         392          360           -
                                                                     ---------   ---------   ----------  ----------

        Balance at end of period                                     $   1,270   $     752   $      360  $        -
                                                                     =========   =========   ==========  ==========

        Ratio of net charge-offs during the period to
          average loans outstanding during the period                       -%          -%           -%          -%
                                                                     ========    ========    =========   =========

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

       The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios at December 31:

                                                        Allocation of the Allowance for Loan Losses
                                                        -------------------------------------------
                                              1999                       1998                        1997
                                              ----                       ----                        ----
                                                 Percentage of               Percentage of              Percentage of
                                                   Loans In                    Loans In                   Loans In
                                                     Each                        Each                       Each
                                                   Category                    Category                   Category
                                     Allowance     to Total      Allowance     to Total     Allowance     to Total
                                      Amount         Loans        Amount         Loans       Amount         Loans
                                      ------         -----        ------         -----       ------         -----
                                                              (Dollars in thousands)
Commercial                           $    873        65.5%      $     471        68.1%      $    151        65.9%
Residential real estate
  mortgage                                140        30.8              75        28.5             49        28.5
Installment loans to
  individuals                              70         3.7              31         3.4             14         5.6
Unallocated                               187            -            175           -            146           -
                                     --------     --------      ---------    --------       --------     -------

                                     $  1,270       100.0%      $     752       100.0%      $    360       100.0%
                                     ========     =======       =========    ========       ========     =======


         While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

         OTHER ASSETS. Premises and equipment increased by $721,873 or 97.2% to $1,464,368 at December 31, 1999 from $742,495 at December 31, 1998. The increase was primarily the result of purchasing our headquarters building and land in May, 1999 for $800,000.

         Accrued interest receivable on loans, securities and interest bearing cash accounts increased by $259,545 or 35.1% to $998,569 at December 31, 1999 from $739,024 at December 31, 1998. The increases were primarily due to greater average outstanding balances in interest earning assets.

         Other assets as of December 31, 1999 and December 31, 1998 totaled $84,928 and $103,565, respectively. The $18,637, or 18.0%, decrease was attributable to the reduction of prepaid expenses.

         DEPOSITS. Deposits increased by $21.8 million or 28.6% to $98.2 million at December 31, 1999 from $76.4 million at December 31, 1998. The increase in certificates of deposit during 1999 was primarily a result of expanding relationships with existing clients and obtaining business from other local relationship based clients and were not brokered deposits.

         Transaction accounts, which include noninterest-bearing demand, savings, NOW and money market accounts, increased by $3.8 million during 1999. Our average cost of interest bearing liabilities decreased from 5.12% during the year 1998 to 4.55% during 1999.

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

         The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

                                                   1999                      1998                    1997
                                                   ----                      ----                    ----
                                            Average    Average       Average       Average    Average     Average
                                            Amount      Rate         Amount         Rate      Amount       Rate
                                            ------      ----         ------         ----      ------       ----
                                                                 (Dollars in thousands)
       Savings,  NOW and money
         markets                          $  44,707     4.35%     $ 25,785        4.99%     $  7,873      5.06%
       Certificates of deposits              26,673     5.03        18,278        5.53         7,583      5.76
       Demand deposits (noninterest-
         bearing)                            10,460          -       6,955             -       1,904           -
                                          ---------               --------                  --------
                                          $  81,840               $ 51,018                  $ 17,360
                                          =========               ========                  ========


         Included in interest bearing deposits as of December 31, 1999 were certificates of deposit totaling $29.6 million, that were $100,000 or greater. Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 1999 are summarized as follows:

                                                                   1999
                                                                  Amount
                                                              (In thousands)
        Three months or less                                   $     20,877
        Over three months and through six months                        954
        Over six months and through twelve months                     5,642
        Over twelve months                                            2,164
                                                               ------------
                                                               $     29,637

         SHORT-TERM BORROWINGS. Short-term borrowings increased $1.7 million from $6.4 million as of December 31, 1998 to $8.1 million as of December 31, 1999. Short-term borrowings represented repurchase agreements offered to commercial clients. Though short-term in nature, repurchase agreements have been and continue to be a stable source of funds.

         We had securities sold under agreements to repurchase for which the average balance outstanding during the reported periods was 30 percent or more of shareholders' equity at the end of the reported periods. The required disclosures are incorporated by reference and can be located in Footnote 7 to the consolidated financial statements.

         FHLB ADVANCES AND OTHER BORROWINGS. As a result of our membership in the Federal Home Loan Bank of Indianapolis, we have the ability to borrow for short or long-term purposes under a variety of programs. FHLB advances increased by $5.5 million to $7.5 million as of December 31, 1999 from $2.0 million at December 31, 1998. As of December 31, 1999, the bank held $388,800 of FHLB stock. The increases primarily resulted as we used FHLB advances for loan matching and for hedging against the possibility of rising interest rates.

         Other liabilities decreased by $46,494 or 41.1% to $66,558 as of December 31, 1999 from $113,052 as of December 31, 1998. Other liabilities were comprised of unpaid amounts for various products and services.

         Accrued interest payable on interest bearing liabilities increased by $88,807 or 88.2% to $189,514 at December 31, 1999 from $100,707 at December 31,
1998. The increases were primarily due to greater average outstanding balances in interest bearing liabilities.

CAPITAL RESOURCES

         Additional paid-in capital increased by $6.0 million from $12.3 million at December 31, 1998 to $18.3 million at December 31, 1999. The increase in additional paid-in capital was a result of the successful secondary offering as well as employee stock purchases through our 401(k) plan.

         The retained deficit decreased by $510,994 or 39.9% to $(0.8) million as of December 31, 1999 from $(1.3) million as of December 31, 1998. The decrease reflected net income for the year ended December 31, 1999.

         Unrealized gains (losses) on securities available for sale, were $(750,016) as of December 31, 1999 as compared to $554,950 as of December 31, 1998. The decrease was attributable to the decrease during the period in fair value of the securities available for sale due to rising interest rates.

         Total stockholders' equity was $16.8 million as of December 31, 1999, an increase of $5.2 million from $11.6 million as of December 31, 1998. The net increase resulted from the combination of the increase in the net income for the period, a decrease in the net unrealized gains/losses on securities available for sale as well as an increase in the investment in our stock by existing shareholders in the secondary offering and our employees through our 401(k) plan.

         The components of total risk-based capital are Tier 1 capital and Tier 2 capital. Tier 1 capital is total stockholders' equity less intangible assets. Tier 2 capital is Tier 1 capital plus a portion of the allowance for loan losses. The allowance for loan losses is includable in Tier 2 capital up to a maximum of 1.25% of risk weighted assets. The net unrealized appreciation (depreciation) on securities available for sale, net of tax, is not considered in meeting regulatory capital requirements. The following table provides the bank's minimum regulatory capital requirements and the bank's actual capital ratios at December 31, 1999:

                                Minimum      Minimum Required
                             Required For       To Be Well
                                Capital      Capitalized Under    Bank's
                               Adequacy      Prompt Corrective    Capital
December 31, 1999              Purposes     Action Regulations     Ratio
-----------------              --------     ------------------     -----

Ratio of Total Capital
  to Risk Weighted Assets        8.0%             10.00%           18.7%
Ratio of Tier 1 Capital
  to Risk Weighted Assets        4.0%              6.0%            17.4%
Ratio of Tier 1 Capital
  to Average Assets              4.0%              5.0%            12.7%

         The Bank exceeded the applicable minimum regulatory capital requirements at December 31, 1999 and was considered to be well capitalized.

         Restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. (See Note 1 to consolidated financial statements). No cash or other dividends were declared or paid during the years ended December 31, 1999, 1998 or 1997.

         As of December 31, 1999, management was not aware of any current recommendations by the banking regulatory authorities which, it they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.

RETURN ON EQUITY AND ASSETS

         The ratio of net income (loss) to average shareholders' equity and average total assets and certain other ratios are as follows:

                                                              1999            1998            1997
                                                              ----            ----            ----
                                                                         (Dollars in thousands)
        Average total assets                             $    108,773     $     71,232    $     31,283
                                                         ============     ============    ============

        Average shareholders'
          equity (1)                                     $     13,345     $     11,296    $     11,628
                                                         ============     ============    ============

        Net income (loss)                                $        511     $       (229)   $       (762)
                                                         ============     ============    ============

        Cash dividends declared                          $          -     $          -    $          -
                                                         ============     ============    ============

        Return on average total assets                            .47%            (.32)%         (2.44)%

        Return on average shareholders' equity                   3.83%           (2.03)%         (6.55)%

        Dividend payout percentage                                    -%               -%              -%

        Average shareholders'
          equity to average total assets                        12.27%           15.86%          37.17%

(1) Net of average unrealized appreciation (depreciation) on securities available for sale.

IMPACT OF YEAR 2000

           The year 2000 issue that confronted us and our vendors and clients centered on the potential inability of computer systems and embedded technology to properly recognize dates at the end of and beyond the year 1999. In early 1998 we established a year 2000 working group consisting of senior officers and other key employees. In accordance with bank regulatory guidelines, throughout 1998 and 1999 this group developed and implemented a comprehensive plan to address the potential impact of the year 2000 problem on our information technology and non-information technology systems. We completed inventory, assessment and planning phases for our mission-critical information technology and non-information technology systems, which posed risks to our ability to process data for our loans, deposits and general ledger, thereby impacting revenues and operating results. Recognizing that our ability to be year 2000 ready was also dependent upon the year 2000 efforts of our vendors, we requested and received year 2000 readiness information from all significant vendors. In addition, we utilized letters and questionnaires to assess material loan clients' readiness, and followed-up with phone calls or additional letters when deemed necessary. Finally, the year 2000 working group developed and tested contingency plans to address alternative courses of action in the event that mission-critical systems did not function properly. The total costs associated with our year 2000 planning, primarily personnel expenses, were estimated to aggregate less than $75,000 for 1998 and 1999. The arrival of year 2000 appears to have caused no major computer-related problems for us or any of our vendors or clients. All of our information technology and non-information technology systems are working properly. Management is not aware of any vendors or customers that have experienced computer-related problems or concerns as the result of the year 2000 problem that have materially and adversely affected us.

ASSET/LIABILITY MANAGEMENT

LIQUIDITY

         Liquidity relates primarily to our ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest bearing deposits in other financial institutions and securities available for sale. These assets are commonly referred to as liquid assets. Liquid assets were $42.9 million at December 31, 1999 compared to $46.8 million at December 31, 1998, respectively. Liquidity levels declined $3.9 million from December 31, 1998 due to the need to fund the loan growth with liquid assets. Management recognizes that securities may need to be sold in the future to help fund loan demand and accordingly, as of December 31, 1999, the entire securities portfolio of $29.7 million was classified as available for sale. Management believes its current liquidity level and funding sources are sufficient to meet anticipated future growth.

         The statements of cash flows for the periods presented provide an indication of our sources and uses of cash as well as an indication of our ability to maintain an adequate level of liquidity. A discussion of the statements of cash flows for the years ended December 31, 1999, 1998 and 1997 follows.

         During the 1999 and 1998 periods presented, we experienced a net increase in cash from operating activities. Net cash from operating activities was $1,173,708 and $115,518 during the years ended December 31, 1999 and 1998, respectively compared to a net decrease in cash from operating activity of $(764,627) for the year ended December 31, 1997. The increase in cash from operating activities during 1999 was primarily a result of our ability to generate an operating profit of $510,994. In 1998, the increase in cash from operating activities was due to our ability to reduce the level of net loss by $(533,601) compared to

1997's net loss of $(762,120).

         For all periods presented, we experienced a net decrease in net cash from investing activities. Net cash from investing activities was $(38.7) million, $(34.5) million and $(35.6) million for the years ended December 31, 1999, 1998 and 1997, respectively. The changes in net cash from investing activities include purchases, maturities, calls and sales of securities available for sale, growth in loans receivable and purchases of premises and equipment.

         Net cash flow from financing activities was $35.1 million, $45.5 million and $39.5 million for the periods ended December 31, 1999, 1998 and 1997, respectively. In 1999 the increase was primarily due to growth in total deposits, the proceeds received from the secondary offering as well as additional advances taken from the Federal Home Loan Bank. In 1998 and 1997, the increase was primarily attributable to growth in total deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances.

MANAGEMENT OF INTEREST SENSITIVITY

         A number of measures are used to monitor and manage interest rate risk, including income simulation, economic value of equity analysis and interest sensitivity (GAP) analysis. An income simulation model is management's primary tool used to assess the direction and magnitude of variations in net interest income resulting from changes in interest rates. Key assumptions in the model include repayment speeds on various loan and investment assets; cash flow and maturities of financial instruments held for purposes other than trading; changes in market conditions, loan volumes, and pricing; deposit sensitivity; client preferences; and management's capital plans. These assumptions are inherently uncertain, subject to fluctuations and revision in a dynamic environment and as a result, the model cannot precisely estimate net interest income or exactly predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

         Results of the simulation done as of December 31, 1999, suggest that we could expect net interest income to increase by approximately $183,000, if interest rates gradually decline by 100 basis points over the next twelve months, and to decrease approximately $78,000, if interest rates gradually increased 100 basis points over the next twelve months, from forecast levels of net interest income absent any changes in rates. These variances in net interest income were within our policy parameters established to manage interest rate risk. In addition to changes in interest rate, the level of future net interest income is also dependent on a number of other variables, including growth, composition and absolute levels of deposits, loans, and other earning assets and interest bearing liabilities, economic and competitive conditions, client preference and other factors.

         Results of the economic value of equity analysis done as of December 31, 1999, suggest that we could expect the value of our equity to be reduce by (4.20)%, if there was an immediate interest rates shift upward of 100 basis points and to increase 4.54%, if there was an immediate interest rate shift downward of 100 basis points.

         Austin Advisors, Inc., a firm specializing in consulting and providing assistance to banks, performs a formal asset/liability management analysis on a monthly basis. This information is presented and reviewed by the "ALCO" Committee.

 .

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

FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of indicating such intent. Forward-looking statements which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally indentifiable by use of the words "believe", "expected", "intended", "anticipated", "estimated", "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the parent and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filing with the Securities and Exchange Commission.

INDEX TO FINANCIAL STATEMENTS

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

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
St. Joseph Capital Corporation
Mishawaka, Indiana


We have audited the accompanying consolidated balance sheets of St. Joseph Capital Corporation (the Company) as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.


                                          /s/ CROWE, CHIZEK AND COMPANY LLP
                                          --------------------------------------
                                          Crowe, Chizek and Company LLP

South Bend, Indiana
March 2, 2000

                         ST. JOSEPH CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998

-------------------------------------------------------------------------------------------------------------------

                                                                                      1999                1998
                                                                                      ----                ----
ASSETS
Cash and due from banks                                                         $  5,722,712        $   6,113,583
Interest-bearing deposits in other financial institutions -
  short-term                                                                          43,403                5,531
Federal funds sold                                                                 7,500,000            9,600,000
                                                                                ------------        -------------
     Total cash and cash equivalents                                              13,266,115           15,719,114
Securities available for sale                                                     29,675,749           31,066,346
Federal Home Loan Bank (FHLB) stock                                                  388,800              222,200
Loans receivable, net of allowance for loan losses
  of $1,270,000 in 1999 and $751,675 in 1998                                      85,053,558           48,011,296
Accrued interest receivable                                                          998,569              739,024
Premises and equipment, net                                                        1,464,368              742,495
Other assets                                                                          84,928              103,565
                                                                                ------------        -------------
         Total assets                                                           $130,932,087        $  96,604,040
                                                                                ============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest-bearing demand                                             $ 10,217,950        $ 11,442,145
         Savings, NOW and money market                                            51,422,001          46,414,185
         Certificates of deposit                                                  36,601,270          18,534,135
                                                                                ------------        ------------
              Total deposits                                                      98,241,221          76,390,465
     Securities sold under agreements to repurchase                                8,135,784           6,388,971
     FHLB advances                                                                 7,500,000           2,000,000
     Accrued interest payable                                                        189,514             100,707
     Other liabilities                                                                66,558             113,052
                                                                                ------------        ------------
         Total liabilities                                                       114,133,077          84,993,195

Shareholders' equity
     Preferred stock, $.01 par value, 100,000 shares
       authorized; -0- shares issued and outstanding                                       -                   -
     Common stock, $.01 par value, 2,500,000 shares
       authorized; 1,675,112  and 1,278,625 shares issued
       and outstanding in 1999 and 1998                                               16,751              12,786
     Additional paid-in capital                                                   18,302,139          12,323,967
     Accumulated deficit                                                            (769,864)         (1,280,858)
     Accumulated other comprehensive income (loss),
       net of tax of $0 in 1999 and 1998                                            (750,016)            554,950
                                                                                ------------        ------------
         Total shareholders' equity                                               16,799,010          11,610,845
                                                                                ------------        ------------
              Total liabilities and shareholders' equity                        $130,932,087        $ 96,604,040
                                                                                ============        ============


----------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                         ST. JOSEPH CAPITAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 1999, 1998 and 1997

----------------------------------------------------------------------------------------------------------------

                                                                       1999              1998           1997
                                                                       ----              ----           ----
Interest and dividend income
     Loans receivable, including fees                          $    5,384,235       $  2,796,772    $   883,629
     Securities available for sale - taxable                        1,725,177          1,652,227        920,425
     Securities available for sale - tax exempt                           803                  -              -
     FHLB stock                                                        23,871              8,703              -
     Federal funds sold                                               228,533            325,139        176,944
     Other interest earning assets                                      7,729              6,882         41,181
                                                               --------------       ------------    -----------
         Total interest and dividend income                         7,370,348          4,789,723      2,022,179

Interest expense
     Deposits                                                       3,284,113          2,297,456        834,759
     Federal funds purchased                                            3,522              2,922            172
     Securities sold under agreements to repurchase                   365,811            398,701        107,393
     FHLB advances                                                    193,342                  -              -
                                                               --------------       ------------    -----------
         Total interest expense                                     3,846,788          2,699,079        942,324
                                                               --------------       ------------    -----------

NET INTEREST INCOME                                                 3,523,560          2,090,644      1,079,855

Provision for loan losses                                             518,325            391,675        360,000
                                                               --------------       ------------    -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 3,005,235          1,698,969        719,855

Noninterest income
     Gain on sales and calls of securities
       available for sale, net                                              -            116,644          2,139
     Other income                                                      98,173             42,228          2,247
                                                               --------------       ------------    -----------
         Total noninterest income                                      98,173            158,872          4,386

Noninterest expense
     Salaries and employee benefits                                 1,495,407          1,047,262        756,388
     Occupancy and equipment                                          432,573            449,496        301,478
     Other expense                                                    664,434            589,602        428,495
                                                               --------------       ------------    -----------
         Total noninterest expense                                  2,592,414          2,086,360      1,486,361
                                                               --------------       ------------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                                     510,994           (228,519)      (762,120)

Income tax expense                                                          -                  -              -
                                                               --------------       ------------    -----------

NET INCOME (LOSS)                                              $      510,994       $   (228,519)      (762,120)
                                                               ==============       ============    ===========

Basic income (loss) per common share                           $          .37       $       (.18)          (.60)
                                                               ==============       ============    ===========
Diluted income (loss) per common share                         $          .36       $       (.18)          (.60)
                                                               ==============       ============    ===========

----------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                         ST. JOSEPH CAPITAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended December 31, 1999, 1998 and 1997

                                                                                        Accumulated
                                                                                           Other
                                                         Additional                    Comprehensive       Total
                                            Common         Paid-In      Accumulated   Income (Loss),    Shareholders'
                                             Stock         Capital        Deficit       Net of Tax        Equity
                                             -----         -------        -------       ----------        ------
BALANCE AT DECEMBER 31, 1996               $   12,652    $ 12,103,000    $  (290,219)   $   (32,547)   $ 11,792,886

Comprehensive loss:
    Net loss                                        -               -       (762,120)             -        (762,120)
    Net change in net unrealized
      appreciation (depreciation) on
      securities available for sale, net
      of reclassification adjustments
      and tax effects                               -               -              -        164,915         164,915
                                           ----------    ------------    -----------    -----------    ------------
       Total comprehensive loss                     -               -              -              -        (597,205)

Proceeds from issuance of 4,326 shares of
  common stock for 401(k) plan                     43          61,648              -              -          61,691
                                           ----------    ------------    -----------    -----------    ------------

BALANCE AT DECEMBER 31, 1997                   12,695      12,164,648     (1,052,339)       132,368      11,257,372

Comprehensive income:
    Net loss                                        -               -       (228,519)             -        (228,519)
    Net change in net unrealized
      appreciation (depreciation) on
      securities available for sale, net
      of reclassification adjustments
      and tax effects                               -               -              -        422,582         422,582
                                                                                                       ------------
       Total comprehensive income                   -               -              -              -         194,063

Proceeds from issuance of 9,139 shares of
  common stock for 401(k) plan                     91         159,319              -              -         159,410
                                          -----------    ------------    -----------    -----------    ------------

BALANCE AT DECEMBER 31, 1998                   12,786      12,323,967     (1,280,858)       554,950      11,610,845

Comprehensive loss:
    Net income                                      -               -        510,994              -         510,994
    Net change in net unrealized
      appreciation (depreciation) on
      securities available for sale, net
      of reclassification adjustments
      and tax effects                               -               -              -     (1,304,966)     (1,304,966)
                                                                                                       ------------
       Total comprehensive loss                     -               -              -              -        (793,972)

Proceeds from issuance of 390,581 shares
  of common stock, net of stock offering costs  3,906       5,887,491              -              -       5,891,397
Proceeds from issuance of 5,906 shares of
  common stock for 401(k) plan                     59          94,579              -              -          94,638
Proceeds from issuance of 645 shares of
  common stock upon exercise of stock options       6           6,658              -              -           6,664
Repurchase and retirement of
  645 shares of common stock                       (6)        (10,556)             -              -         (10,562)
                                          -----------    ------------    -----------    -----------    ------------

BALANCE AT DECEMBER 31, 1999              $    16,751    $ 18,302,139    $  (769,864)   $  (750,016)   $ 16,799,010
                                          ===========    ============    ===========    ===========    ============

----------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                         ST. JOSEPH CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1999, 1998 and 1997

----------------------------------------------------------------------------------------------------------------------

                                                                       1999               1998              1997
                                                                       ----               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                           $    510,994       $   (228,519)     $    (762,120)
     Adjustments to reconcile net income (loss)
       to net cash from operating activities
         Depreciation                                                 248,572            219,273            138,215
         Provision for loan losses                                    518,325            391,675            360,000
         Net amortization (accretion) on securities
           available for sale                                          94,412             61,223            (61,395)
         Gain on sales and calls of securities
           available for sale, net                                          -           (116,644)            (2,139)
         Net change in
              Accrued interest receivable                            (259,545)          (212,685)          (526,339)
              Other assets                                             18,637            (50,243)           (24,651)
              Accrued interest payable                                 88,807            (20,183)           120,890
              Other liabilities                                       (46,494)            71,621             (7,088)
                                                                 ------------       ------------      -------------
                  Net cash from operating activities                1,173,708            115,518           (764,627)

CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in interest-bearing deposits in
       other financial institutions                                         -            500,000           (500,000)
     Purchase of securities available for sale                     (4,208,781)       (28,031,891)       (32,281,778)
     Proceeds from sales of securities available for sale                   -         11,269,802          4,001,875
     Proceeds from maturities and calls of securities
       available for sale                                           4,200,000          8,525,000         16,285,000
     Purchase of FHLB stock                                          (166,600)          (222,200)                 -
     Net change in loans receivable                               (37,560,587)       (26,411,856)       (22,351,115)
     Purchase of premises and equipment, net                         (970,445)           (79,928)          (745,335)
                                                                 ------------       ------------      -------------
         Net cash from investing activities                       (38,706,413)       (34,451,073)       (35,591,353)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                        21,850,756         41,474,584         34,915,881
     Net change in securities sold under agreements
       to repurchase                                                1,746,813          1,885,211          4,503,760
     Proceeds from FHLB advances                                    5,500,000          2,000,000                  -
     Proceeds from issuance of common stock, net                    5,982,137            159,410             61,691
                                                                 ------------       ------------      -------------
         Net cash from financing activities                        35,079,706         45,519,205         39,481,332
                                                                 ------------       ------------      -------------

Net change in cash and cash equivalents                            (2,452,999)        11,183,650          3,125,352

Cash and cash equivalents at beginning of year                     15,719,114          4,535,464          1,410,112
                                                                 ------------       ------------      -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $ 13,266,115       $ 15,719,114      $   4,535,464
                                                                 ============       ============      =============

Supplemental disclosures of cash flow information
     Cash paid during the year for
         Interest                                                $  3,757,981       $  2,719,262      $     821,434
         Income taxes                                                  11,000                  -                  -

----------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------

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

Nature of Business and Concentration of Credit Risk: The Company accepts deposits and grants commercial, real estate, and installment loans to customers primarily in northern Indiana. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. At December 31, 1999, commercial loans totaled approximately 65%, residential real estate loans totaled approximately 31% and consumer loans totaled approximately 4% of total loans outstanding. Categories of commercial loans at December 31, 1999 exceeding 30% of year end shareholders equity are as follows: Commercial loans concentrated in real estate development and investment totaled $16 million and 19% of total loans; commercial loans concentrated in medical and health services totaled $7 million and 9% of total loans.

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

Use of Estimates in Preparing Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, fair values of financial instruments, the realization of deferred tax assets and fair value of stock options involve certain significant estimates made by management. These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at December 31, 1999 may change in the near-term future and that the effect could be material to the financial statements.

--------------------------------------------------------------------------------

                                  (Continued)

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restrictions on Cash and Due From Banks: To satisfy legal cash reserve and clearing balance requirements, noninterest-bearing balances are required to be maintained as deposits with the Federal Reserve or as cash on hand. The total required cash reserve and clearing balance requirements was $721,000 and $477,000 at year-end 1999 and 1998.

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

--------------------------------------------------------------------------------
                                  (Continued)

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreclosed Real Estate: Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of acquisition, establishing a new cost basis. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss and charged against the allowance for loan losses. Valuations are periodically performed by management and valuation allowances are adjusted through a charge to income for changes in fair value or estimated selling costs. There were no foreclosed real estate properties held at December 31, 1999 or 1998.

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

Income Taxes: Income tax expense (benefit) is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities computed using enacted tax rates. As the Company has only recently begun operations, a valuation allowance has been recorded for the portion of deferred tax assets considered more likely than not to not be realized.

Financial Instruments With Off-Balance-Sheet Risk: The Company, in the normal course of business, makes commitments to make loans which are not reflected in the consolidated financial statements. A summary of these commitments is disclosed in Note 13.

Dividend Restriction: Banking regulations require the maintenance of certain capital levels and positive retained earnings which will prevent payment of dividends until positive retained earnings are achieved and may limit the amount of dividends thereafter. For regulatory capital requirements, see Note 14.

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income
(loss) and other comprehensive income (loss). Other comprehensive income (loss) includes the net change in net unrealized appreciation (depreciation) on securities available for sale, net of tax, which is also recognized as a separate component of shareholders' equity.


--------------------------------------------------------------------------------

                                  (Continued)

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

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

Reclassifications: Certain amounts in the 1998 and 1997 consolidated financial statements were reclassified to conform with the 1999 presentation.

New Accounting Pronouncement: By January 1, 2001, the Company will be required to adopt Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Investments and Hedging Activities. Under SFAS No. 133, all derivative instruments are recorded at their fair values. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income (loss) and are reclassified to earnings when the hedged transactions are reflected in earnings. Ineffective portions of hedges are reflected in income currently. The Company does not currently have derivative instruments in its portfolio to account for under provisions of this statement. Accordingly, adoption of this statement is not expected to have a material effect on the consolidated financial statements but the effect will depend on derivative instruments held when this statement is adopted.




--------------------------------------------------------------------------------

                                  (Continued)

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------

NOTE 2 - ORGANIZATION

St. Joseph Capital Corporation was incorporated under the laws of the state of Delaware on February 29, 1996, with an initial capitalization of $1,000. During 1996 and the first part of 1997, the Company's activities were limited to the organization of the Bank, as well as preparation for and completion of a $12,650,000 common stock offering (the Offering). The Company sold 1,265,000 shares of common stock at a price of $10 per share in the Offering resulting in net proceeds of $12,115,000. A substantial portion of the proceeds of the Offering were used by the Company to provide the initial capitalization of the Bank which occurred on February 13, 1997, at which time the Bank began operations. During 1999, the Company sold 390,581 shares of additional common stock at a price of $15.50 per share in a secondary offering, resulting in net proceeds of $5,891,000.


NOTE 3 - SECURITIES AVAILABLE FOR SALE

Year end securities available for sale were as follows:

                                                                        Gross             Gross
                                                    Amortized        Unrealized        Unrealized         Fair
1999                                                  Cost              Gains            Losses           Value
----                                                  ----              -----            ------           -----
Debt securities
     U.S. Government and
       federal agencies                          $   26,882,182       $   3,220     $  (630,272)    $  26,255,130
     Obligations of states and
       political subdivisions                         3,465,460           2,181        (122,482)        3,345,159
     Marketable equity securities                        78,123               -          (2,663)           75,460
                                                 --------------       ---------     -----------     -------------

                                                 $   30,425,765       $   5,401     $  (755,417)    $  29,675,749
                                                 ==============       =========     ===========     =============
1998
Debt securities
     U.S. Government and
       federal agencies                          $   26,706,094       $ 575,570     $    (5,660)    $  27,276,004
     Obligations of states and
       political subdivisions                         2,586,869           4,538         (17,039)        2,574,368
     Corporate bonds                                  1,193,446           1,403               -         1,194,849
     Marketable equity securities                        24,987               -          (3,862)           21,125
                                                 --------------       ---------     -----------     -------------

                                                 $   30,511,396       $ 581,511     $   (26,561)    $  31,066,346
                                                 ==============       =========     ===========     =============

-------------------------------------------------------------------------------

                                  (Continued)

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

-------------------------------------------------------------------------------

NOTE 3 - SECURITIES AVAILABLE FOR SALE (Continued)

The amortized cost and fair value of securities available for sale by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            December 31, 1999
                                                      ------------------------------
                                                      Amortized               Fair
                                                         Cost                 Value
                                                      ----------            --------
  Due in one year or less                        $     4,658,268      $    4,658,149
  Due after one year through five years               16,427,922          16,105,337
  Due after five years through ten years               8,542,255           8,127,312
  Due after ten years                                    719,197             709,491
  Marketable equity securities                            78,123              75,460
                                                 ---------------      --------------
                                                 $    30,425,765      $   29,675,749
                                                 ===============      ==============

Activities related to sales and calls of securities available for sale are summarized as follows:

                                                            1999                 1998                1997
                                                            ----                 ----                ----
  Proceeds from sales                                    $         -     $   11,269,802        $  4,001,875
  Gross gains on sales                                             -            117,139               2,802
  Gross gains on calls                                             -                522                   -
  Gross losses on sales                                            -              1,017                 663
  Tax effects of net gains on sales and calls                      -                  -                   -

At December 31, 1999 and 1998, securities with a carrying value of approximately $26,255,000 and $14,442,000, respectively, were pledged to secure certain deposits, securities sold under agreements to repurchase and FHLB advances.


NOTE 4 - LOANS RECEIVABLE, NET

Year end loans receivable were as follows:

                                                                    1999                1998
                                                                    ----                ----
     One to four family residential mortgage loans            $    25,176,345     $    13,311,145
     Construction loans - residential                               1,431,108             629,168
     Construction loans - commercial                                5,949,282           4,966,020
     Commercial and multi-family real estate loans                 27,800,413          14,988,484
     Commercial business loans                                     22,841,332          13,247,735
     Consumer loans                                                 3,161,056           1,636,286
                                                              ---------------     ---------------
                                                                   86,359,536          48,778,838
     Allowance for loan losses                                     (1,270,000)           (751,675)
     Net deferred loan origination fees                               (35,978)            (15,867)
                                                              ---------------     ---------------
                                                              $    85,053,558     $    48,011,296
                                                              ===============     ===============

-------------------------------------------------------------------------------

                                  (Continued)

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------

NOTE 4 - LOANS RECEIVABLE, NET (Continued)

Activity in the allowance for loan losses at year end was as follows:


                                                                 1999              1998               1997
                                                                 ----              ----               ----
     Beginning balance                                  $       751,675    $       360,000     $             -
     Provision for loan losses                                  518,325            391,675             360,000
     Recoveries                                                       -                  -                   -
     Charge-offs                                                      -                  -                   -
                                                        ---------------    ---------------     ---------------

     Ending balance                                     $     1,270,000    $       751,675     $       360,000
                                                        ===============    ===============     ===============


At December 31, 1999 and 1998 no portion of the allowance for loan losses was allocated to impaired loan balances as there were no loans considered impaired as of or for the years ended December 31, 1999, 1998 and 1997.

Certain directors and executive officers of the Company and its subsidiary, including associates of such persons, are loan customers. A summary of the related party loan activity, for loans aggregating $60,000 or more to any one related party, is as follows:

                                                                                  1999               1998
                                                                                  ----               ----

           Balance - beginning of year                                     $     2,839,000     $     1,272,000
           New loans                                                               791,000           1,723,000
           Repayments                                                           (1,157,000)           (756,000)
           Other changes                                                           103,000             600,000
                                                                           ---------------     ---------------

           Balance - end of year                                           $     2,576,000     $     2,839,000
                                                                           ===============     ===============

Other changes include adjustments for loans applicable to one reporting period that are excludable from the other reporting period.













--------------------------------------------------------------------------------

                                  (Continued)

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------


NOTE 5 - PREMISES AND EQUIPMENT, NET

Year end premises and equipment were as follows:

                                                                                 1999                1998
                                                                                 ----                ----

     Land and improvements                                                 $       220,131     $             -
     Building and improvements                                                     826,922                   -
     Leasehold improvements, furniture, fixtures
       and equipment                                                             1,027,551           1,104,159
                                                                           ---------------     ---------------
         Total cost                                                              2,074,604           1,104,159
     Accumulated depreciation                                                     (610,236)           (361,664)
                                                                           ---------------     ---------------

                                                                           $     1,464,368     $       742,495
                                                                           ===============     ===============

During 1999, the Company purchased the building and land that had previously been leased by the Company for a total of $800,000. The remaining unamortized leasehold improvements were re-categorized to the building during 1999.


NOTE 6 - DEPOSITS

Certificates of deposit in denominations of $100,000 or more was approximately $29,637,000 and $15,066,000 at year end 1999 and 1998.

At December 31, 1999, the scheduled maturities of certificates of deposit were as follows for the years ended December 31:

                  2000                                                       $    33,662,597
                  2001                                                             2,889,754
                  2002                                                                48,919
                                                                             ---------------

                                                                             $    36,601,270
                                                                             ===============











--------------------------------------------------------------------------------

                                  (Continued)

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------

NOTE 7 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase consist of obligations of the Company to other parties. These arrangements are all short-term retail repurchase agreements and are secured by securities available for sale. Such collateral is held by safekeeping agents of the Company, and the Company maintains control over such securities. Information concerning securities sold under agreements to repurchase for 1999, 1998 and 1997, is summarized as follows:

                                                                1999               1998               1997
                                                                ----               ----               ----

     Amount outstanding at year end                        $    8,135,784    $     6,388,971    $    4,503,760
     Weighted average interest rate at year end                     4.10%              4.08%             4.97%
     Maximum month end balance during
       the year                                            $   11,201,198    $    14,183,976    $    4,588,163
     Average daily balance during the year                 $    8,980,174    $     8,600,634    $    2,152,651
     Weighted average interest rate during
       the year                                                     4.07%              4.64%             4.99%

The following presents the carrying value and market value, including accrued interest, of securities pledged for securities sold under agreements to repurchase according to the maturity of such agreements at December 31, 1999 and 1998.


                                                                                                         Repurchase
                                                                                                          Liability
                                                                                                          Weighted
                          U.S. Agencies          U.S. Treasuries               Total                       Average
                          -------------          ---------------               -----
                      Carrying     Market     Carrying     Market     Carrying     Market     Repurchase  Interest
                        Value       Value       Value       Value       Value       Value      Liability    Rate
                      --------     ------     --------     ------     --------     ------     ----------  --------
                             (Dollars in thousands)

Overnight - 1999     $    8,799  $    8,799  $    5,004   $   5,004   $   13,803  $   13,803  $    8,136      4.10%
                     ==========  ==========  ==========   =========   ==========  ==========  ==========  ========
Overnight - 1998     $    9,322  $    9,322  $    2,045   $   2,045   $   11,367  $   11,367  $    6,389      4.08%
                     ==========  ==========  ==========   =========   ==========  ==========  ==========  ========


NOTE 8 - FHLB ADVANCES

At December 31, 1999 and 1998, advances from the FHLB of Indianapolis totaled $7,500,000 and $2,000,000. The advances had fixed interest rates ranging from 4.74% to 5.99% at December 31, 1999. December 31, 1998 advances consisted of one advance with a fixed interest rate of 4.99%.

A majority of the advances outstanding at December 31, 1999 contain an option that would allow the FHLB, at their discretion or upon the occurrence of certain events related to the LIBOR interest rate, to convert the current fixed rate advances to adjustable rate advances at certain conversion dates beginning January 31, 2000 and ending June 29, 2009. The converted adjustable rate advances would bear an interest rate equal to the three month LIBOR flat rate. Upon notification by the FHLB to the Company that an option will be exercised to convert an advance, the Company has the election to prepay, on the conversion date or any subsequent quarterly reset date, the advance at par without a fee being assessed. The remaining advances are fixed rate, fixed term, single maturity advances.








--------------------------------------------------------------------------------

                                  (Continued)

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------


NOTE 8 - FHLB ADVANCES (Continued)

At December 31, 1999, required annual principal payments on FHLB advances were as follows:

                         2000                      $    1,500,000
                         2001                                   -
                         2002                                   -
                         2003                                   -
                         2004                                   -
                         Thereafter                     6,000,000
                                                   --------------

                                                   $    7,500,000
                                                   --------------


At December 31, 1999, in addition to FHLB stock, the Company pledged qualifying loans of approximately $25,979,000 and securities available for sale with a carrying value of approximately $12,452,000 to the FHLB to secure advances outstanding. At December 31, 1998, in addition to FHLB stock, the Company pledged securities available for sale with carrying value of approximately $3,075,000 to secure advances outstanding. The minimum required pledged collateral was $12,000,000 and $3,200,00 at December 31, 1999 and 1998.

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

SFAS No. 123 requires proforma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following proforma information presents net income (loss) per common share had the fair value method been used to measure compensation cost for stock option plans. Compensation cost actually recognized for stock options was $-0-for 1999, 1998 and 1997.

--------------------------------------------------------------------------------

                                  (Continued)

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------

NOTE 9 - BENEFIT PLANS (Continued)

The fair value of options granted during 1999, 1998 and 1997 is estimated using the following weighted average information: risk-free interest rate of 5.0%, 4.8% and 6.5%, expected life of 10 years, expected volatility of stock price of
 .12, .18 and .13, and expected dividends of 0% per year.

                                                                1999               1998               1997
                                                                ----               ----               ----

     Net income (loss) as reported                         $      510,994    $      (228,519)   $     (762,120)
     Proforma net income (loss)                            $      272,597    $      (382,553)   $   (1,181,415)
     Reported income (loss) per common share
         Basic                                             $          .37    $         (.18)    $         (.60)
         Diluted                                           $          .36    $         (.18)    $         (.60)

     Proforma income (loss) per common share
         Basic                                             $          .20    $         (.30)    $         (.93)
         Diluted                                           $          .19    $         (.30)    $         (.93)

In future years, the proforma effect of not applying this standard is expected to increase as additional options are granted.

Stock option plans are used to reward employees and provide them with an additional equity interest. Options are issued for 10-year periods with varying vesting periods. Information about option grants follows:

                                                                                                       Weighted
                                             Number of                              Weighted            Average
                                            Outstanding          Exercise            Average          Fair Value
                                              Options              Price         Exercise Price        of Grants
                                            -----------          ---------       --------------       ----------
     Outstanding, beginning of 1997              56,030     $ 10.00 -  $ 10.62     $    10.03
     Granted                                     35,765       10.62 -    17.25          14.45          $   9.71
                                            -----------
     Outstanding, end of 1997                    91,795       10.00 -    17.25          11.75
     Granted                                     34,367       17.25 -    18.25          17.98          $   6.92
                                            -----------
     Outstanding, end of 1998                   126,162       10.00 -    18.25          13.45
     Granted                                     47,668       15.75 -    17.75          16.81          $   6.48
     Exercised                                     (645)      10.00 -    10.62          10.33
                                            -----------
     Outstanding, end of 1999                   173,185       10.00 -    18.25          14.38
                                            ===========


The weighted average remaining contractual life of options outstanding at December 31, 1999 was approximately eight years. Stock options exercisable at December 31, 1999, 1998 and 1997 totaled 124,585, 99,362 and 77,795 at a weighted average exercise price of $13.24, $12.22 and $12.06. As of December 31, 1999, 26,170 options remain available for future grants.

--------------------------------------------------------------------------------

                                  (Continued)

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------

NOTE 9 - BENEFIT PLANS (Continued)

The Company maintains a 401(k) plan covering substantially all employees. The plan provides for voluntary employee contributions and discretionary employer contributions. Employee voluntary contributions are vested at all times and the Company's discretionary contributions are fully vested after three years. Annual expense related to the plan is based on a discretionary matching of 50% of voluntary employee contributions on the first 6% of the participants' compensation. The plan also allows for an additional discretionary contribution on the employee's behalf for any eligible employee irrespective of the employee's voluntary participation in the plan during the year. The discretionary matching percentage and the additional discretionary contribution are to be determined by the Board of Directors at the end of each year. The expense recorded related to this plan was approximately $29,000 for 1999, $24,000 for 1998 and $14,000 for 1997.

NOTE 10 - OTHER EXPENSE

Other expense amounts were as follows:

                                                                            1999           1998            1997
                                                                            ----           ----            ----

     Advertising and promotion                                     $      75,605    $      49,659    $       48,403
     Client courier                                                       24,850           92,297            49,317
     Data processing                                                     149,658          110,531            64,107
     Incorporation expense                                                 4,588            6,156             6,156
     Liability insurance                                                  27,123           26,461            25,200
     Printing, postage, stationery and supplies                           76,320           46,287            44,221
     Professional dues and memberships                                    20,945           21,258            16,082
     Professional fees                                                    85,979          112,786            84,921
     Telephone                                                            36,731           31,884            22,951
     Other                                                               162,635           92,283            67,137
                                                                   -------------    -------------    --------------

                                                                   $     664,434    $     589,602    $      428,495
                                                                   =============    =============    ==============

--------------------------------------------------------------------------------

                                  (Continued)

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------
NOTE 11 - INCOME TAXES

The provision for income taxes consist of:

     Federal
         Current                                                   $     153,359    $           -    $            -
         Deferred                                                         39,140          (57,986)         (229,914)
                                                                   -------------    -------------    --------------
                                                                         192,499          (57,986)         (229,914)
     State
         Current                                                          17,127                -                 -
         Deferred                                                         12,082          (19,805)          (63,180)
                                                                   -------------    -------------    --------------
                                                                          29,209          (19,805)          (63,180)

     Change in deferred tax valuation allowance                         (221,708)          77,791           293,094
                                                                   -------------    -------------    --------------

         Total income tax expense                                  $           -    $           -    $            -
                                                                   =============    =============    ==============


There was no income tax expense (benefit) for 1999, 1998 or 1997 as the result of recording a deferred tax valuation allowance.

Total income tax expense differed from the amounts computed by applying the federal income tax rate of 34% in all periods presented to income (loss) before income taxes as a result of the following for the years ended December 31:

                                                                        1999            1998              1997
                                                                        ----            ----              ----

Income tax expense (benefit) at statutory rate                     $     173,738    $    (77,696)   $      (259,121)
Tax effect of:
         State tax, net of federal income
           tax effect                                                     19,278         (13,071)           (41,699)
         Change in deferred tax valuation allowance                     (221,708)         77,791            293,094
         Other, net                                                       28,692          12,976              7,726
                                                                   -------------    ------------    ---------------

              Total income tax expense                             $     -          $    -          $      -
                                                                   =============    ============    ===============


--------------------------------------------------------------------------------

                                  (Continued)

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------

NOTE 11 - INCOME TAXES (Continued)

The components of the net deferred tax asset recorded in the consolidated balance sheets as of December 31 are as follows:



                                                                        1999            1998              1997
                                                                        ----            ----              ----
     Deferred tax assets
         Net operating loss carryforward                           $           -    $    262,987    $       286,625
         Allowance for bad debts                                         470,076         264,767            142,596
         Donation carryforward                                                 -               -              4,315
         Other                                                            15,954           7,633              1,007
                                                                   -------------    ------------    ---------------
                                                                         486,030         535,387            434,543

     Deferred tax liabilities
         Accretion                                                       (25,806)        (15,841)           (13,379)
         Depreciation                                                    (28,903)        (37,003)           (16,412)
         Other                                                                 -               -                  -
                                                                   -------------    ------------    ---------------
                                                                         (54,709)        (52,844)           (29,791)
     Valuation allowance                                                (260,835)       (482,543)          (404,752)
                                                                   -------------    ------------    ---------------

         Net deferred tax asset                                    $     170,486    $          -    $             -
                                                                   =============    ============    ===============

A valuation allowance has been recorded for the portion of deferred tax assets considered more likely than not to not be realized.

-------------------------------------------------------------------------------

                                  (Continued)

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------

NOTE 12 - BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Income (loss) per common and potential common share are based on the combined weighted average number of common shares and potential common shares outstanding which include, where appropriate, the assumed exercise or conversion of outstanding stock options. In computing income (loss) per common and potential common share, the Company has utilized the treasury stock method.

The computation of income (loss) per common share, weighted average common and potential common shares used in the calculation of basic and diluted income
(loss) per common share is as follows:

                                                                   1999              1998               1997
                                                                   ----              ----               ----
BASIC INCOME (LOSS) PER COMMON SHARE
     Net income (loss)                                       $    510,994     $     (228,519)   $     (762,120)
                                                             ============     ==============    ==============
     Weighted average common shares
       outstanding                                              1,381,400          1,276,596         1,266,830
                                                             ============     ==============    ==============

         BASIC INCOME (LOSS) PER COMMON SHARE                $        .37     $        (.18)    $         (.60)
                                                             ============     =============     ==============

DILUTED INCOME (LOSS) PER COMMON SHARE
     Net income (loss)                                       $    510,994     $     (228,519)   $     (762,120)
                                                             ============     ==============    ==============

     Weighted average common shares
       outstanding                                              1,381,400          1,276,596         1,266,830
     Add:  dilutive effects of assumed stock
       option exercises                                            35,628                  -                 -
                                                             ------------     --------------    --------------

     Weighted average common and dilutive
       additional potential common shares
       outstanding                                              1,417,028          1,276,596         1,266,830
                                                             ============     ==============    ==============

         DILUTED INCOME (LOSS) PER COMMON
           SHARE                                             $        .36     $        (.18)    $         (.60)
                                                             ============     =============     ==============


Outstanding stock options for 86,135, 126,162 and 91,795 shares of common stock at December 31, 1999, 1998 and 1997, were not considered in computing diluted income (loss) per common share for 1999, 1998 and 1997 because they were antidilutive.


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



--------------------------------------------------------------------------------

                                  (Continued)

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------


NOTE 13- COMMITMENTS AND CONTINGENCIES (Continued)

Commitments at year end were as follows:
                                                                                      1999                1998
                                                                                      ----                ----

     Commitments to extend credit                                               $     4,877,000    $      4,040,000
     Unused open end revolving lines of credit                                       38,219,000          21,821,000
     Standby letters of credit                                                        2,736,000           3,147,000

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

Under an employment agreement with an executive officer, certain events leading to separation from the Company could result in cash payments totaling approximately $414,000 at December 31, 1999.


NOTE 14 - REGULATORY MATTERS

At year end, the Bank was considered well capitalized and all regulatory capital requirements were met. The Bank's actual capital levels (in millions) and minimum required levels were:


                                                                                                  Minimum Required
                                                                                                     To Be Well
                                                                           Minimum Required       Capitalized Under
                                                                              For Capital         Prompt Corrective
                                                           Actual          Adequacy Purposes     Action Regulations
                                                           ------          -----------------     ------------------
1999                                                 Amount     Ratio        Amount   Ratio       Amount    Ratio
----                                                 ------     -----        ------   -----       ------    -----

Total capital (to risk weighted assets)            $    17.1    18.7%    $     7.3     8.0%    $    9.2     10.0%
Tier 1 capital (to risk weighted assets)                16.0    17.4           3.7     4.0          5.5      6.0
Tier 1 capital (to average assets)                      16.0    12.7           5.0     4.0          6.3      5.0

1998                                                 Amount     Ratio        Amount   Ratio       Amount    Ratio
----                                                 ------     -----        ------   -----       ------    -----


Total capital (to risk weighted assets)            $     9.9    17.1%    $     4.7     8.0%    $    5.8     10.0%
Tier 1 capital (to risk weighted assets)                 9.2    15.8           2.3     4.0          3.5      6.0
Tier 1 capital (to average assets)                       9.2    11.0           3.4     4.0          4.2      5.0



--------------------------------------------------------------------------------

                                  (Continued)

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------

NOTE 15 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the condensed financial statements for the parent company, St. Joseph Capital Corporation.

                            CONDENSED BALANCE SHEETS
                           December 31, 1999 and 1998

                                                                                    1999                 1998
                                                                                    ----                 ----
ASSETS
Cash and cash equivalents                                                       $     1,608,064    $      1,870,197
Securities available for sale                                                            75,460              21,125
Investment in Bank subsidiary                                                        15,227,378           9,717,009
Other assets                                                                                  -               4,588
                                                                                ---------------    ----------------

     Total assets                                                               $    16,910,902    $     11,612,919
                                                                                ===============    ================

LIABILITIES
Other liabilities                                                               $       111,892    $          2,074

SHAREHOLDERS' EQUITY                                                                 16,799,010          11,610,845
                                                                                ---------------    ----------------

     Total liabilities and shareholders' equity                                 $    16,910,902    $     11,612,919
                                                                                ===============    ================


                         CONDENSED STATEMENTS OF INCOME
                  Years ended December 31, 1999, 1998 and 1997


                                                                 1999                1998                1997
                                                                 ----                ----                ----
Interest income                                             $           471     $           119    $         66,545
Other expenses                                                       (6,011)            (42,273)           (172,327)
                                                            ---------------     ---------------    ----------------


LOSS BEFORE INCOME TAXES AND EQUITY
  IN UNDISTRIBUTED NET INCOME (LOSS) OF
  BANK SUBSIDIARY                                                    (5,540)            (42,154)           (105,782)

Income tax benefit                                                        -                   -                   -
                                                            ---------------     ---------------    ----------------

LOSS BEFORE EQUITY IN UNDISTRIBUTED
  NET INCOME (LOSS) OF BANK SUBSIDIARY                               (5,540)            (42,154)           (105,782)

Equity in undistributed net income (loss)
  of Bank subsidiary                                                516,534            (186,365)           (656,338)
                                                            ---------------     ---------------    ----------------

NET INCOME (LOSS)                                           $       510,994     $      (228,519)   $       (762,120)
                                                            ===============     ===============    ================

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------


NOTE 15 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1999, 1998 and 1997

                                                                    1999              1998              1997
                                                                    ----              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                        $      510,994     $     (228,519)   $    (762,120)
     Adjustments to reconcile net income (loss)
       to net cash from operating activities
         Equity in undistributed net (income) loss
           of Bank subsidiary                                       (516,534)           186,365          656,338
         Depreciation                                                      -                  -            1,528
         Discount accretion                                                -                  -          (45,542)
         Net change in other assets                                    4,588              7,504            6,224
         Net change in other liabilities                             109,818             (3,368)         (43,077)
                                                              --------------     --------------    -------------
              Net cash from operating activities                     108,866            (38,018)        (186,649)

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Bank subsidiary                                (6,300,000)                 -         (346,382)
     Purchase of securities available for sale                       (53,136)           (24,987)      (3,056,000)
     Proceeds from maturities and calls of securities
       available for sale                                                  -                  -        3,930,061
     Purchase of premises and equipment, net                               -                  -          (39,041))
                                                              --------------     --------------    -------------
         Net cash from investing activities                       (6,353,136)           (24,987)         488,638

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock, net                   5,982,137            159,410           61,691
                                                              --------------     --------------    -------------
         Net cash from financing activities                        5,982,137            159,410           61,691
                                                              --------------     --------------    -------------

Net change in cash and cash equivalents                             (262,133)            96,405          363,680

Cash and cash equivalents at beginning of year                     1,870,197          1,773,792        1,410,112
                                                              --------------     --------------    -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                      $    1,608,064     $    1,870,197    $   1,773,792
                                                              ==============     ==============    =============

Non-cash transfers to investment in Bank subsidiary
     Securities available for sale                            $            -     $            -    $   9,331,930
     Premise and equipment, net                                            -                  -          312,233
     Other assets                                                          -                  -           10,355

NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments at year end are as follows, in thousands:

                                                                   1999                            1998
                                                                   ----                            ----
                                                       Carrying        Estimated        Carrying         Estimated
                                                        Amount        Fair Value         Amount         Fair Value
                                                        ------        ----------         ------         ----------
Financial assets
     Cash and cash equivalents                      $      13,266    $      13,266   $      15,719   $       15,719
     Securities available for sale                         29,676           29,676          31,066           31,066
     FHLB stock                                               389              389             222              222
     Loans receivable, net of allowance
       for loan losses                                     85,054           84,892          48,011           48,370
     Accrued interest receivable                              999              999             739              739

Financial liabilities
     Noninterest-bearing demand,
       savings, NOW and money
       market                                             (61,640)         (61,640)        (57,856)         (57,856)
     Certificates of deposit                              (36,601)         (36,601)        (18,534)         (18,534)
     Securities sold under agreements to
       repurchase                                          (8,136)          (8,136)         (6,389)          (6,389)
     FHLB advances                                         (7,500)          (6,722)         (2,000)          (2,000)
     Accrued interest payable                                (190)            (190)           (101)            (101)

The estimated fair value approximates carrying amount for all items except those described below. Estimated fair value for securities available for sale is based on quoted market values for the individual securities or for equivalent securities. Estimated fair value for loans is based on the rates charged at year end for new loans with similar maturities, applied until the loans are assumed to reprice or be paid and the allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. The estimated fair value for FHLB advances is based on estimates of the rate the Corporation would pay on such borrowings at year end, applied for the time period until maturity. Estimated fair value for other financial instruments and off-balance-sheet loan commitments is considered nominal.

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of such items at year end 1999 or 1998, the estimated fair values would necessarily have been achieved at that date, since the market values may differ depending on various circumstances. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The estimated fair values at year end 1999 and 1998 should not necessarily be considered to apply at subsequent dates.

                                   (Continued)


--------------------------------------------------------------------------------

                         ST. JOSEPH CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------


NOTE 17 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

                                                                        1999               1998            1997
                                                                        ----               ----            ----
Net change in net unrealized appreciation
  (depreciation) on securities available
  for sale

     Net unrealized appreciation (depreciation)
       arising during the year                                     $    (1,304,966)   $    539,226     $    167,054

     Reclassification adjustments for gains
       included in net income (loss)                                                      (116,644)          (2,139)
                                                                   ---------------    ------------     ------------

         Net change in net unrealized appreciation
           (depreciation) on securities available
           for sale                                                     (1,304,966)        422,582          164,915

Tax expense (benefit)                                                            -               -                -
                                                                   ---------------    ------------     ------------

     Total other comprehensive income (loss)                       $    (1,304,966)   $    422,582     $    164,915
                                                                   ===============    ============     ============



CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

                  None

                                    PART III

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                  A. Directors. The information on pages 1 - 3 of the 2000 Proxy Statement under the caption "Election of Directors" is incorporated by reference.

                  B. Executive Officers. The St. Joseph Capital Corporation's executive officer who is not also a director is as follows:

                  EDWARD R. POOLEY, Senior Vice President and Chief Financial Officer of St. Joseph Capital Corporation since 1996 and Senior Vice President, Chief Financial Officer and Cashier of the bank since 1997; served since 1991 as Cashier and Chief Operations Officer of Metamora State Bank and Treasurer of Metamora Bancorp, Inc., located in Metamora, Ohio, until joining the St. Joseph Capital Corporation.

                  The Employment Agreement between St. Joseph Capital and John
W. Rosenthal, dated March 18, 1996, is incorporated by reference from the Registration Statement on Form SB-2 filed by St. Joseph Capital on June 21, 1996 (SEC File No. 333-06581), as amended.

                  The amendment to the Employment Agreement between St. Joseph Capital Corporation and John W. Rosenthal, dated March 18, 1996 is incorporated by reference from the 1997 Form 10-KSB filed by St. Joseph Capital Corporation on March 31, 1998.

EXECUTIVE COMPENSATION

                  The information on pages 3 - 4 of the 2000 Proxy Statement under the caption "Executive Compensation" is incorporated by reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The information on page 5 of the 2000 Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners" in incorporated by reference.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information on page 3 of the 2000 Proxy Statement under the caption "Transactions with Management" is incorporated by reference.

EXHIBITS AND REPORTS ON FORM 8-K

                  (a)(1)   Index to Financial Statements

                  See Part II, Financial Statements herewith in,

                  (a)(2)   Schedule of Exhibits

                  The Exhibit Index which immediately follows the signature pages to this Form 10-KSB is incorporated by reference. The exhibits required to be filed with this Form 10-KSB are included with this Form 10-KSB and are located immediately following the Exhibit Index to this Form 10-KSB.

         (b)      Reports on Form 8-K

                  None

-------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2000.

                                     ST. JOSEPH CAPITAL CORPORATION

                                     By:  /s/ John W. Rosenthal
                                          John W. Rosenthal, Chief Executive
                                          Officer and Chairman of the Board

                                     By:  /s/ Edward R. Pooley
                                          Edward R. Pooley, Principal Financial
                                          Officer and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities noted below and on March 25, 2000.


           Signature                                    Title
           ---------                                    -----

       /s/ John W. Rosenthal              President, Principal Executive Officer
       John W. Rosenthal                  and Chairman of the Board

       /s/ Brian R. Brady                 Director
       Brian R. Brady


       /s/ David A. Eckrich               Director
       David A. Eckrich

       /s/ Jerry Hammes                   Director
       Jerry Hammes


       /s/ V. Robert Hepler               Director
       V. Robert Hepler


       /s/ Scott C. Malpass               Director
       Scott C. Malpass

                                          Director
       /s/ Jack Matthys
       Jack Matthys

       /s/ Arthur H. McElwee              Director
       Arthur H. McElwee

       /s/ Myron Noble                    Director
       Myron Noble

       /s/ Richard A. Rosenthal           Director
       Richard A. Rosenthal

       /s/ Robert A. Sullivan             Director
       Robert A. Sullivan


-------------------------------------------------------------------------------

                         ST. JOSEPH CAPITAL CORPORATION
                                 EXHIBIT INDEX



------------------ ------------------------------------------------------------------------------------- -------------------
                                                                                                             SEQUENTIAL
   EXHIBIT NO.                                   DESCRIPTION OF EXHIBITS                                        PAGE
      NO.                                                                                                      NUMBER
------------------ ------------------------------------------------------------------------------------- -------------------
       3.1           Certificate of Incorporation, as amended, of St. Joseph Capital Corporation                 *
------------------ ------------------------------------------------------------------------------------- -------------------
       3.2           Bylaws of St. Joseph Capital Corporation                                                    *
------------------ ------------------------------------------------------------------------------------- -------------------
       4.1           Specimen Common Stock Certificate of St. Joseph Capital Corporation (See also               *
                     Articles IV, VI, VII, VIII, XI and XII of Exhibit 3.1 and Articles III, IX, X, XI
                     and XII of Exhibit 3.2)
------------------ ------------------------------------------------------------------------------------- -------------------
      10.1           St. Joseph Capital Corporation 1996 Stock Incentive Plan                                    *
------------------ ------------------------------------------------------------------------------------- -------------------
      10.2           Stock Option Agreement between St. Joseph Capital Corporation and John W.                   *
                     Rosenthal, dated June 11, 1996
------------------ ------------------------------------------------------------------------------------- -------------------
      10.3           Employment Agreement between St. Joseph Capital and John W. Rosenthal, dated                *
                     March 18, 1996
------------------ ------------------------------------------------------------------------------------- -------------------
      10.4           Amendment to the Employment Agreement between St. Joseph Capital Corporation and            ***
                     John W. Rosenthal, dated March 18, 1996
------------------ ------------------------------------------------------------------------------------- -------------------
      10.5           St. Joseph Capital Bank 401(k) Plan                                                         **
------------------ ------------------------------------------------------------------------------------- -------------------
      21.1           Subsidiary of St. Joseph Capital Corporation                                                *
------------------ ------------------------------------------------------------------------------------- -------------------
      23.1           Consent of Crowe, Chizek & Company LLP                                                      70
------------------ ------------------------------------------------------------------------------------- -------------------
      27.1           Financial Data Schedule                                                                     71
------------------ ------------------------------------------------------------------------------------- -------------------
      99.1           Proxy Statement and form of proxy for the Annual Meeting of Stockholders to be              ****
                     held May 16, 2000, (except for sections incorporated by reference into this Form
                     10-KSB, the proxy materials shall not be deemed to be "filed" with the Commission)
------------------ ------------------------------------------------------------------------------------- -------------------

* Incorporated by reference from the Registration Statement on Form SB-2 filed by the Company on June 21, 1996 (SEC File No. 333-06581), as amended.
** Incorporated by reference from the Registration Statement on Form S-8 filed by the Company on October 29, 1996 (SEC File No. 333-14999).
*** Incorporated by reference from the 1997 Form 10-KSB filed by the Company on March 31, 1998.
**** Portions incorporated by reference from the Form 14A (Definitive Proxy Statement) filed by the Company on March 22, 2000.