Form 10QSB
period 2000-03-31
ST JOSEPH CAPITAL CORP
filed 2000-05-15
CIK 1015856

                                  UNITES STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period ended March 31, 2000

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from __________ to __________

                        Commission File Number: 333-6581

                         ST. JOSEPH CAPITAL CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             DELAWARE                                  35-1977746
-------------------------------------    ---------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)

                 3820 EDISON LAKES PARKWAY, MISHAWAKA, IN 46545
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (219) 273-9700
                            -------------------------
                           (Issuer's telephone number)

                                       N/A
                           --------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

         1,675,112 shares of common stock, $0.01 par value per share, were outstanding as of April 24, 2000.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

                                TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                NUMBER
                                                                                                ------
                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets,
                   March 31, 2000 (Unaudited) and December 31, 1999 (Audited)                     3

              Condensed Consolidated Statements of Income and Comprehensive Income,
                   Three Months Ended March 31, 2000 and 1999.                                    4

              Condensed Consolidated Statements of Cash Flow,
                   Three Months Ended March 31, 2000 and 1999.                                    5

              Notes to Condensed Consolidated Financial Statements                                6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                                    7

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                        14

ITEM 2.  CHANGES IN SECURITIES                                                                    14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                          14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                      14

ITEM 5.  OTHER INFORMATION                                                                        14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                         14

SIGNATURES                                                                                        15

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         PART I - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           MARCH 31,        DECEMBER 31,
ASSETS                                                                       2000              1999
                                                                         (UNAUDITED)         (AUDITED)
                                                                        -------------      -------------
         Cash and due from banks                                        $  20,115,511      $   5,722,712
         Interest-bearing deposits in other financial institutions-
          short-term                                                           92,514             43,403
         Federal funds sold                                                 5,500,000          7,500,000
                                                                        -------------      -------------
                  Total cash and cash equivalents                          25,708,025         13,266,115
         Securities available for sale                                     25,546,814         29,675,749
         Federal Home Loan Bank (FHLB) stock                                  550,000            388,800
         Loans receivable, net of allowance for loan losses of
           $1,428,000 in 2000 and $1,270,000 in 1999                       93,000,647         85,053,558
         Accrued interest receivable                                          777,804            998,569
         Premises and equipment, net                                        1,489,619          1,464,368
         Other assets                                                         219,835             84,928
                                                                        -------------      -------------
                  Total Assets                                          $ 147,292,744      $ 130,932,087
                                                                        =============      =============


LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
         Deposits
              Noninterest-bearing demand                                $  17,632,927      $  10,217,950
              Savings, NOW and money market                                52,282,659         51,422,001
              Certificates of deposit                                      42,208,647         36,601,270
                                                                        -------------      -------------
                  Total deposits                                          112,124,233         98,241,221
         Securities sold under agreements to repurchase                     6,920,852          8,135,784
         FHLB advances                                                     11,000,000          7,500,000
         Accrued interest payable                                             165,344            189,514
         Other liabilities                                                     96,438             66,558
                                                                        -------------      -------------
                  Total Liabilities                                       130,306,867        114,133,077
SHAREHOLDERS' EQUITY
         Common stock, $.01 par value, 2,500,000 shares authorized;
              1,675,112 shares issued and outstanding                          16,751             16,751
         Additional paid in capital                                        18,302,139         18,302,139
         Accumulated deficit                                                 (561,522)          (769,864)
         Accumulated other comprehensive loss, net
              of tax of $-0-                                                 (771,491)          (750,016)
                                                                        -------------      -------------
                  Total shareholders' equity                               16,985,877         16,799,010
                                                                        -------------      -------------
                  Total liabilities and shareholders' equity            $ 147,292,744      $ 130,932,087
                                                                        =============      =============








     See accompanying notes to condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                               THREE MONTHS           THREE MONTHS
                                                                                   ENDED                  ENDED
                                                                              MARCH 31, 2000         MARCH 31, 1999
                                                                              --------------         --------------
INTEREST AND DIVIDEND INCOME
         Loans receivable, including fees                                       $ 1,823,494           $ 1,055,630
         Securities available for sale - taxable                                    450,964               443,161
         Securities available for sale - tax exempt                                   8,530                  --
         FHLB stock                                                                   8,427                 6,739
         Federal funds sold                                                          18,790                57,340
         Other interest earning assets                                                  837                 3,856
                                                                                -----------           -----------
                  Total interest and dividend income                              2,311,042             1,566,726

INTEREST EXPENSE
         Deposits                                                                 1,041,061               687,262
         Federal funds purchased                                                     11,537                   849
         Securities sold under agreements to repurchase                              73,238                90,895
         FHLB advances                                                              102,709                30,233
                                                                                -----------           -----------
                  Total interest expense                                          1,228,545               809,239

NET INTEREST INCOME                                                               1,082,497               757,487

Provision for loan losses                                                           158,000                98,000
                                                                                -----------           -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                 924,497               659,487

Noninterest income
         Gain (loss) on sales and calls of securities
           available for sale, net                                                  (13,589)                 --
         Other income                                                                35,963                19,148
                                                                                -----------           -----------
                  Total noninterest income                                           22,374                19,148

Noninterest expense
         Salaries and employee benefits                                             454,200               330,181
         Occupancy and equipment                                                    102,399               117,581
         Other expense                                                              181,930               162,121
                                                                                -----------           -----------
                  Total noninterest expense                                         738,529               609,883
                                                                                -----------           -----------

INCOME BEFORE INCOME TAX                                                            208,342                68,752

Income tax expense                                                                     --                    --
                                                                                -----------           -----------

NET INCOME                                                                      $   208,342           $    68,752
                                                                                -----------           -----------

Other comprehensive income (loss), net of tax:
         Change in unrealized gains (losses) on securities                          (35,064)             (367,597)
         Reclassification adjustment for losses included in net income               13,589                  --
                                                                                -----------           -----------
                  Total other comprehensive income (loss)                           (21,475)             (367,597)
                                                                                -----------           -----------
TOTAL COMPREHENSIVE INCOME (LOSS)                                               $   186,867           $  (298,845)
                                                                                ===========           ===========

BASIC AND DILUTED INCOME PER COMMON SHARE                                       $       .12           $       .05


     See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                   THREE MONTHS            THREE MONTHS
                                                                       ENDED                   ENDED
                                                                  MARCH 31, 2000          MARCH 31, 1999
                                                                  --------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                    $    208,342           $     68,752
     Adjustments to reconcile net income to net cash
       from operating activities
         Depreciation                                                    66,385                 57,737
         Provision for loan loss                                        158,000                 98,000
         Net amortization (accretion) on securities
              available for sale                                         22,520                 19,369
         Losses on sales and calls of securities
              available for sale, net                                    13,589                   --
         Net change in
              Accrued interest receivable                               220,765                108,916
              Other assets                                             (134,907)                (2,462)
              Accrued interest payable                                  (24,170)                 6,667
              Other liabilities                                          29,880                (26,666)
                                                                   ------------           ------------
                      Net cash from operating activities                560,404                330,313
                                                                   ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of securities available for sale                       (2,438,629)            (1,262,969)
     Proceeds from sales of securities available for sale             4,929,980                   --
     Proceeds from maturities and calls of securities
         available for sale                                           1,580,000              2,200,000
     Purchase of FHLB stock                                            (161,200)              (166,600)
     Net change in loans receivable                                  (8,105,089)           (10,371,724)
     Purchase of premises and equipment, net                            (91,636)               (25,855)
                                                                   ------------           ------------
         Net cash from investing activities                          (4,286,574)            (9,627,148)
                                                                   ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                          13,883,012             (1,393,967)
     Net change in securities sold under agreements
         to repurchase                                               (1,214,932)             5,948,504
     Proceeds from FHLB advances                                      3,500,000              1,500,000
     Proceeds from issuance of common stock, net                           --                   34,915
                                                                   ------------           ------------
         Net cash from financing activities                          16,168,080              6,089,452
                                                                   ------------           ------------

Net change in cash and cash equivalents                              12,441,910             (3,207,383)

Cash and cash equivalents at beginning of period                     13,266,115             15,719,114
                                                                   ------------           ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 25,708,025           $ 12,511,731
                                                                   ============           ============

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                  $  1,252,715           $    802,572
         Income taxes                                                   132,000                   --


     See accompanying notes to condensed consolidated financial statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 2 - LOANS RECEIVABLE, NET

Loans receivable were as follows:

                                                                March 31,        December 31,
                                                                  2000              1999
                                                                  ----              ----
     One to four family residential mortgage loans            $  26,874,548    $   25,176,345
     Construction loans - residential                             1,748,952         1,431,108
     Construction loans - commercial                              6,134,160         5,949,282
     Commercial and multi-family real estate loans               29,475,005        27,800,413
     Commercial business loans                                   26,612,410        22,841,332
     Consumer loans                                               3,611,972         3,161,056
                                                              -------------    --------------
                                                                 94,457,047        86,359,536
     Allowance for loan losses                                   (1,428,000)       (1,270,000)
     Net deferred loan origination fees                             (28,400)          (35,978)
                                                              -------------    --------------
                                                              $  93,000,647    $   85,053,558
                                                              =============    ==============

NOTE 3 - COMMITMENTS AND CONTINGENCIES

     Some financial instruments are used to meet client financing needs and to reduce exposure to interest rate changes. These financial instruments include commitments to extend credit, unused open end revolving lines of credit and standby letters of credit. These involve, to varying degrees, credit and interest-rate risk in excess of the amount reported in the balance sheet.

Commitments were as follows:

                                                                 March 31,       December 31,
                                                                   2000              1999
                                                                   ----              ----
     Commitments to extend credit                             $   8,961,000    $    4,877,000
     Unused open end revolving lines of credit                   46,831,000        38,219,000
     Standby letters of credit                                    2,134,000         2,736,000

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion provides additional information regarding our operations for the three month period ended March 31, 2000 and 1999 and financial condition as of March 31, 2000 and December 31, 1999. This discussion should be read in conjunction with our consolidated financial statements and the accompanying notes thereto and other information in our 1999 10-KSB.

                                    OVERVIEW

         St. Joseph was formed in February 1996 for the purpose of organizing the bank. The bank opened in February 1997 with $10.0 million in assets and grew to approximately $147.3 million as of March 31, 2000. We expect continued opportunities for growth, even though the rate of growth will probably be slower than we have experienced to date.

         On September 10, 1999, the Company completed a rights offering during which 390,581 shares of the Company's common stock were sold at $15.50 per share, resulting in gross proceeds of $6.1 million. The Company used approximately $5.5 million of the proceeds from the rights offering to provide additional capital to the Bank.

         We reported earnings of $208,342 or $.12 basic and diluted income per common share for the three month period ended March 31, 2000 as compared to a net income of $68,752 or $.05 basic and diluted income per common share for the same period in 1999. For all periods involved, the increase resulted primarily from increased interest income as a result of the 9.4% growth in the loan portfolio.

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

         The Bank offers a broad range of deposit services, including checking accounts, money market accounts, savings accounts and time deposits of various types, as well as a full range of short to intermediate term personal and commercial loans. The Bank makes personal loans directly to individuals for various purposes, including purchases of automobiles, boats and other recreational vehicles, home improvements, education and personal investments. The Bank makes residential mortgage loans and substantially all of such loans are retained by the Bank and consist of balloon payment, adjustable and fixed rate mortgages. The Bank also offers other services, including credit cards, cashiers checks, traveler's checks and automated teller access.

         The Company's market area is competitive and contains numerous commercial banks, savings and loans and credit unions. It also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services. Most competitors have been in business for many years, have established client bases, are substantially larger, have substantially larger lending limits than the Bank and can offer certain services, including multiple branches and international banking services, that the Bank will be able to offer only through correspondent banks, if at all. In addition, most of these entities have greater capital resources than the Bank, which among other things may allow them to price their services at levels more favorable to clients and to provide larger credit facilities than could the Bank.

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

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999

         OVERVIEW. Consolidated net income for the three month period ended March 31, 2000 was $208,342 as compared to a net income of $68,752 for the same period in 1999 for an increase of $ 139,590 or 203.0%. Income per common share for the three month period ended March 31, 2000 increased to $.12 basic and diluted from a basic and diluted income per common share of $.05 for the three months ended March 31, 1999. The increase in net income for the three month period was comprised of increases in both net interest income after provision for loan losses of $265,010 and noninterest income of $3,226 reduced by increases in noninterest expense of $128,646.

         NET INTEREST INCOME. Net interest income for the three months ended March 31, 2000 and 1999 amounted to $1.1 million and $0.8 million, respectively. Net interest income represented the difference between interest income earned on earning assets and interest expense paid on interest bearing liabilities.

         Interest income increased by $.7 million to $2.3 million for the three months ended March 31, 2000 from $1.6 million for the three months ended March 31, 1999. The 43.8% rise in interest income for the three months ended March 31, 2000 was basically attributable to greater average outstanding balances in interest earning assets, principally loans receivable. Interest income should continue to grow as the loan portfolio and other interest earning assets increase.

         Interest expense increased by $0.4 million to $1.2 million for the three months ended March 31, 2000 from $.8 million for the three months ended March 31, 1999. The 50.0% rise in interest expense for the three months ended March 31, 2000 was primarily attributable to greater average outstanding balances in interest bearing liabilities. Interest expense should also continue to increase as deposits and Federal Home Loan Bank advances and other borrowings grow.

         PROVISION FOR LOAN LOSSES. The provision for loan losses is established based on factors such as the local and national economy and the risk associated with the loans in the portfolio. The provision for loan losses was $158,000 for the three month period ended March 31, 2000 compared to $98,000 in the same period of 1999. At March 31, 2000, the allowance for loan losses was $1,428,000 or 1.51% of total loans receivable compared to $849,675 or 1.44% at March 31, 1999. The increase in the allowance for loan losses is a result of the growth of the loan portfolio and management's risk assessment of the portfolio. The increase in the percentage of allowance for loan losses to total loans receivable between periods is a result of management's risk assessment of the portfolio. The risk assessment is based on numerous statistical factors including the specific asset class of each loan (i.e. commercial, residential or consumer), the internal risk rating of each loan, specific industry concentrations, an assessment for large dollar and unsecured loans and specific reserves for watchlist credits.

         We have not experienced any charge-offs from loans receivable since inception. At March 31, 2000 no portion of the allowance for loan losses was allocated to impaired loan balances, as there were no loans considered impaired. Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of a similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. Loans receivable are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that all principal and interest amounts will not be collected according to the original terms of the loan.

         Management allocated approximately 63.7% of the allowance for loan losses to commercial loans, 10.0% to residential real estate mortgage loans and 6.4% to installment loans at March 31, 2000, leaving 19.9% unallocated. There were no non-performing loans at March 31, 2000. Management believes the allowance for loan losses at March 31, 2000 was adequate to absorb existing losses in the loan portfolio.

         NONINTEREST INCOME. Noninterest income increased by $3,226, from $19,148 for the three month period ended March 31, 1999 to $22,374 for the three month period ended March 31, 2000. Noninterest income during the period of 1999 consisted of income from depository account service fees and other miscellaneous fees. Noninterest income during the period in 2000 consisted of income from depository account service fees and other miscellaneous fees offset by $13,589 in losses on the sale of securities to fund the loan growth.

         NONINTEREST EXPENSE. The main components of noninterest expense were primarily salaries and benefits, occupancy and equipment, professional fees and data processing fees for both three month periods. Noninterest expense for the three months ended March 31, 2000 was $738,529 as compared to $609,883 for the same period in 1999, an increase of $128,646 or 21.09%. Management continues to attempt to control overhead expenses without impairing the quality of service provided to clients.


                                                                  Three Months Ended March 31,

                                                       2000         1999         $ Change       % Change
                                                    ---------     ---------      --------       --------
     Salaries and employee benefits                 $ 454,200     $ 330,181     $ 124,019         37.56%
     Occupancy and equipment expense                  102,399       117,581       (15,182)       (12.91)
     Advertising and promotion                         20,188        10,324         9,864         95.54
     Data processing                                   42,330        35,280         7,050         19.98
     Printing, postage, stationery and supplies        14,161        14,758          (597)        (4.05)
     Professional fees                                 30,345        22,680         7,665         33.80
     Other                                             74,906        79,079        (4,173)        (5.28)
                                                    ---------     ---------      --------
                                                    $ 738,529     $ 609,883     $ 128,646         21.09
                                                    =========     =========     =========

     Salaries and benefits experienced the most significant dollar increase of any noninterest expense component. For the three months ended March 31, 2000 total salaries and benefits were $454,200 compared to $330,181 for the three months ended March 31, 1999. The change was primarily attributable to the increase in the number of employees from 25 at March 31, 1999 to 33 at March 31, 2000, as well as merit and cost of living raises.

     Advertising and promotion expense experienced the largest single percentage increase within the noninterest expense category. For the three months ended March 31, 2000, advertising and promotion expense increased to $20,188 over the 1999 three month total of $10,324. The change was primarily attributable to the increase in business development expenses associated with attracting new and retaining existing clients.

     Data processing expense was $42,330 for the three months ended March 31, 2000 compared to $35,280 for the same period in 1999. The 19.98% increase was a result of the cost associated with servicing the growth in deposit relationships.

     Occupancy and equipment expense experienced the largest decrease of noninterest expense. Occupancy and equipment expense decreased 12.91% to $102,399 for the three months ended March 31, 2000 from $117,581 for the same period in 1999. The decrease in occupancy expense was a result of the bank exercising its option to purchase the building in May 1999.

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

     It is anticipated that the tax return net operating loss carryforwards available for federal and state income tax purposes will be completely used in 2000.

                               FINANCIAL CONDITION

                 MARCH 31, 2000 COMPARED WITH DECEMBER 31, 1999

         Our total assets increased by $16.4 million or 12.5% to $147.3 million at March 31, 2000 from $130.9 million at December 31, 1999. The growth during the period was primarily resulting from an increase in the loan portfolio funded by deposits received from clients and FHLB advances.

         CASH AND CASH EQUIVALENTS. Cash and due from banks increased by $12.4 million or 93.2% to $25.7 million at March 31, 2000 from $13.3 million at December 31, 1999. Cash and due from banks represented cash maintained at correspondent banks in the form of demand deposits as well as cash maintained at the Federal Reserve Bank of Chicago.

         Federal funds sold are inter-bank funds with daily liquidity. At March 31, 2000, we had $5.5 million invested in federal funds. This amount decreased by $2.0 million or 26.7% from $7.5 million at December 31, 1999. The decrease in federal funds sold was a result of funding the loan growth for the period.

         INVESTMENT PORTFOLIO. Securities available for sale totaled $25.5 million at March 31, 2000, which represented a decrease of $4.2 million or 14.1% from $29.7 million at December 31, 1999. The decrease was a result of funding increased loan demand as well as normal maturities.

         All securities have been classified as available for sale. Available for sale securities represent those securities which we may decide to sell if needed for liquidity, asset/liability management or other reasons. Such securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders' equity, net of tax. The unrealized loss on the securities portfolio, net of taxes was $(771,491) at March 31, 2000 compared to an unrealized loss on the securities portfolio of $(750,016) at December 31, 1999.

         LOAN PORTFOLIO. Loans receivable net of allowance increased by $7.9 million or 9.3% to $93.0 million at March 31, 2000 from $85.1 million at December 31, 1999. The increase was attributable to our officer calling program.

         Management believes the allowance for loan losses at March 31, 2000 was adequate to absorb any losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

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

         OTHER ASSETS. Other assets increased by $134,907 or 158.8% to $219,835 at March 31, 2000 from $84,928 at December 31, 1998. The increase was primarily the result of activity in the deferred and payable income tax accounts.

         DEPOSITS. Deposits increased by $13.9 million or 14.2% to $112.1 million at March 31, 2000 from $98.2 million at December 31, 1999. The increase resulted from a $5.6 million increase in certificates of deposit and a $8.3 million increase in noninterest-bearing, NOW, money market and other savings accounts. We do not accept brokered certificates of deposit. The increase in deposits for the period was a result of periodic aggressive pricing programs for deposits, ongoing marketing efforts and the hiring of new personnel. Management also believes the increase was a reaction by clients to the acquisitions and mergers of local banks by transferring their financial business to community banks that have the ability to offer more personalized service.

         SHORT-TERM BORROWINGS. Short-term borrowings decreased $1.2 million from $8.1 million as of December 31, 1999 to $6.9 million as of March 31, 2000. Short-term borrowings represented repurchase agreements offered to commercial clients. Though short-term in nature, repurchase agreements have been and continue to be a stable source of funds.
         FHLB ADVANCES AND OTHER BORROWINGS. As a result of our membership in the Federal Home Loan Bank of Indianapolis, we have the ability to borrow for short or long-term purposes under a variety of programs. FHLB advances increased by $3.5 million to $11.0 million as of March 31, 2000 from $7.5 million at December 31, 1999. As of March 31, 2000, the bank held $550,000 of FHLB stock. The increases primarily resulted as we used FHLB advances for loan matching and for hedging against the possibility of rising interest rates.

         Other liabilities increased by $29,880 or 44.9% to $96,438 as of March 31, 2000 from $66,558 as of December 31, 1999. Other liabilities were comprised of unpaid amounts for various products and services and accrued but unpaid interest on deposits.

CAPITAL RESOURCES

         The retained deficit decreased by $208,342 or 27.1% to $(.6) million as of March 31, 2000 from $(.8) million as of December 31, 1999. The decrease reflected net income for the three month period ended March 31, 2000.

         Unrealized gains (losses) on securities available for sale, were $(771,491) as of March 31, 2000 as compared to $(750,016) as of December 31, 1999. The decrease was attributable to the decrease during the period in fair value of the securities available for sale due to rising interest rates.

         Total stockholders' equity was $17.0 million as of March 31, 2000, an increase of $.2 million from $16.8 million as of December 31, 1999. The increase resulted from the combination of the increase in the net income for the period offset by the increase in the net unrealized loss on securities available for sale.

         The components of total risk-based capital are Tier 1 capital and Tier 2 capital. Tier 1 capital is total stockholders' equity less intangible assets. Tier 2 capital is Tier 1 capital plus a portion of the allowance for loan losses. The allowance for loan losses is includable in Tier 2 capital up to a maximum of 1.25% of risk weighted assets. The net unrealized appreciation (depreciation) on securities available for sale, net of tax, is not considered in meeting regulatory capital requirements. The following table provides the bank's minimum regulatory capital requirements and the bank's actual capital ratios at March 31, 2000:

                                              Minimum Required         Minimum Required To Be Well
                                            For Capital Adequacy         Capitalized Under Prompt               Bank's Capital
              March 31, 2000                      Purposes            Corrective Action Regulations                  Ratio
              --------------                --------------------      -----------------------------             --------------
     Ratio of Total Capital to Risk
       Weighted Assets                              8.0%                          10.0%                              17.1%

     Ratio of Tier 1 Capital to Risk
       Weighted Assets                              4.0%                           6.0%                              15.8%

     Ratio of Tier 1 Capital to Average
       Assets                                       4.0%                           5.0%                              12.5%



         The bank exceeded the applicable minimum regulatory capital requirements at March 31, 2000 and was considered to be well capitalized.

         Restrictions exist regarding the ability of the bank to transfer funds to St. Joseph in the form of cash dividends, loans or advances. No cash or other dividends were declared or paid during the three month period ended March 31, 2000 or the year ended December 31, 1999.

         As of March 31, 2000, management was not aware of any current recommendations by the banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on our liquidity, capital resources or operations.

                           ASSET/LIABILITY MANAGEMENT

                                    LIQUIDITY

         Liquidity relates primarily to our ability to fund loan demand, meet deposit clients' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest bearing deposits in other financial institutions and securities available for sale. These assets are commonly referred to as liquid assets. Liquid assets were $51.2 million at March 31, 2000 compared to $42.9 million at December 31, 1999. Liquidity levels increased $8.3 million from December 31, 1999 due large deposit growth at quarter end.

         The statements of cash flows for the periods presented provide an indication of our sources and uses of cash as well as an indication of our ability to maintain an adequate level of liquidity. A discussion of the statements of cash flows for the three month period ended March 31, 2000 and 1999 follows.

         During both periods presented, we experienced a net increase in cash from operating activities. Net cash from operating activities was $560,404 during the three months ended March 31, 2000 compared to $330,313 for the same period in 1999. The increase in cash from operating activities was primarily a result of our ability to generate an operating profit of $208,342 for the three months ended March 31, 2000 compared to a net operating income of $68,752 for the same period in 1999.

         For all periods presented, we experienced a net decrease in net cash from investing activities. Net cash from investing activities was $(4.3) million and $(9.6) million for the three months ended March 31, 2000 and 1999, respectively. The changes in net cash from investing activities include purchases, sales, maturities and calls of securities available for sale, growth in loans receivable and purchases of premises and equipment.

         Net cash flow from financing activities was $16.2 million and $6.1 million for the periods ended March 31, 2000 and 1999, respectively. In 2000 the increase was primarily attributable to the growth in total deposits and Federal Home Loan Bank advances of $13.9 million and $3.5 million, respectively. In 1999 the increase was primarily attributable to the growth in securities sold under agreements to repurchase and Federal Home Loan Bank advances of $5.9 million and $1.5 million, respectively.

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

         Results of the simulation done as of March 31, 2000, suggest that we could expect net interest income to increase by approximately $282,000, if interest rates gradually decline by 100 basis points over the next twelve months, and to decrease approximately $176,000, if interest rates gradually increased 100 basis points over the next twelve months, from forecast levels of net interest income absent any changes in rates. These variances in net interest income were within our policy parameters established to manage interest rate risk. In addition to changes in interest rate, the level of future net interest income is also dependent on a number of other variables, including growth, composition and absolute levels of deposits, loans, and other earning assets and interest bearing liabilities, economic and competitive conditions, client preference and other factors.

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

                         RECENT REGULATORY DEVELOPMENTS

     On November 12, 1999, President Clinton signed legislation that will allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the "Federal Reserve"), in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity, or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

         National banks are also authorized by the Act to engage, through "financial subsidiaries," in any activity that is permissible for financial holding companies (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise expressly permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national banks.

         Various bank regulatory agencies have begun issuing regulations as mandated by the Act. The Federal Reserve has issued an interim regulation establishing procedures for bank holding companies to elect to become financial holding companies. In addition, the Federal Reserve has issued interim regulations listing the financial activities permissible for financial holding companies and describing the parameters under which financial holding companies may engage in securities and merchant banking activities. The Federal Deposit Insurance Corporation has issued an interim regulation regarding the parameters under which state nonmember banks may conduct activities through subsidiaries that national banks may conduct only in financial subsidiaries. In addition, all federal bank regulatory agencies have jointly issued a proposed regulation that would implement the privacy provisions of the Act. At this time, it is not possible to predict the impact the Act and its implementing regulations may have on the Company. As of the date of this filing, the Company has not applied for or received approval to operate as a financial holding company. In addition, the Bank has not applied for or received approval to establish financial subsidiaries.

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


                                 ST. JOSEPH CAPITAL CORPORATION
                                 (Registrant)



Date:  May 12, 2000              /s/ John W. Rosenthal
                                 ----------------------------------------
                                 John W. Rosenthal
                                 President



Date:  May 12, 2000              /s/ Edward R. Pooley
                                 ----------------------------------------
                                 Edward R. Pooley
                                 Principal Financial Officer

                                 Exhibit Index


     Ex 27     Financial Data Schedule