Form 10QSB
period 2000-06-30
ST JOSEPH CAPITAL CORP
filed 2000-08-14
CIK 1015856

                                  UNITES STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period ended June 30, 2000

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from __________ to __________

                        Commission File Number: 333-6581

                         ST. JOSEPH CAPITAL CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             DELAWARE                                 35-1977746
-----------------------------------      ---------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

       1,675,112 shares of common stock, $0.01 par value per share, were outstanding as of August 9, 2000.

       Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                      ---    ---

                               TABLE OF CONTENTS

                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
                          PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets,
                   June 30, 2000 (Unaudited), December 31, 1999 (Audited)
                   And June 30, 1999 (Unaudited)                                         3

              Condensed Consolidated Statements of Income,
                   Three Months Ended June 30, 2000 and 1999 (Unaudited)                 4
                   Six Months Ended June 30, 2000 and 1999 (Unaudited)

              Condensed Consolidated Statements of Changes in Shareholders' Equity,
                   Three Months Ended June 30, 2000 and 1999 (Unaudited)
                   Six Months Ended June 30, 2000 and 1999 (Unaudited)                   5

              Condensed Consolidated Statements of Cash Flows,
                   Six Months Ended June 30, 2000 and 1999 (Unaudited)                   6

              Notes to Condensed Consolidated Financial Statements (Unaudited)           7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                             8

                            PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                             16

ITEM 2.   CHANGES IN SECURITIES                                                         16

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                               16

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                           16

ITEM 5.   OTHER INFORMATION                                                             17

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                              17

SIGNATURES                                                                              17

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         PART I - FINANCIAL INFORMATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  JUNE 30,      DECEMBER 31,       JUNE 30,
ASSETS                                                                              2000           1999              1999
                                                                                (UNAUDITED)      (AUDITED)       (UNAUDITED)
                                                                               -------------    ------------     ------------
     Cash and due from banks                                                   $  10,678,443    $  5,722,712     $  5,217,832
     Interest-bearing deposits in other financial institutions-
      short-term                                                                      94,390          43,403          155,440
     Federal funds sold                                                                    -       7,500,000        7,100,000
                                                                               -------------    ------------     ------------
            Total cash and cash equivalents                                       10,772,833      13,266,115       12,473,272
     Securities available for sale                                                25,589,624      29,675,749       27,548,122
     Federal Home Loan Bank (FHLB) stock                                             600,000         388,800          388,800
     Loans receivable, net of allowance for loan losses of
       $1,616,000 at June 30, 2000, $1,270,000 at
       December 31, 1999 and $957,675 at June 30, 1999                           111,409,336      85,053,558       65,180,510
     Accrued interest receivable                                                   1,084,195         998,569          838,143
     Premises and equipment, net                                                   1,474,909       1,464,368        1,467,058
     Other assets                                                                    470,551          84,928           71,005
                                                                               -------------    ------------     ------------
            Total Assets                                                        $151,401,448    $130,932,087     $107,966,910
                                                                               =============    ============     ============

LIABILITIES AND SHAREHOLDERS'  EQUITY
LIABILITIES
     Deposits
        Noninterest-bearing demand                                             $  20,950,697    $ 10,217,950     $ 10,544,803
        Savings, NOW and money market                                             52,849,476      51,422,001       44,770,691
        Certificates of deposit                                                   41,683,225      36,601,270       27,491,951
                                                                               -------------    ------------     ------------
            Total deposits                                                       115,483,398      98,241,221       82,807,445
     Federal funds purchased                                                       2,000,000               -                -
     Securities sold under agreements to repurchase                                4,233,770       8,135,784       10,354,997
     FHLB advances                                                                12,000,000       7,500,000        3,500,000
     Accrued interest payable                                                        271,308         189,514          144,029
     Other liabilities                                                               115,662          66,558          108,668
                                                                               -------------    ------------     ------------
            Total Liabilities                                                    134,104,138     114,133,077       96,915,139

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value, 2,500,000 shares authorized;
        1,675,112 shares issued and outstanding at June 30, 2000
        and December 31, 1999, and 1,282,000 shares issued and
        outstanding at June 30, 1999                                                  16,751          16,751           12,820
     Additional paid in capital                                                   18,302,139      18,302,139       12,377,968
     Accumulated deficit                                                            (302,814)       (769,864)      (1,106,065)
     Accumulated other comprehensive loss, net
        of tax of $-0-                                                              (718,766)       (750,016)        (232,952)
                                                                               -------------    ------------     ------------
            Total shareholders' equity                                            17,297,310      16,799,010       11,051,771
                                                                               -------------    ------------     ------------
            Total liabilities and shareholders' equity                         $ 151,401,448    $130,932,087     $107,966,910
                                                                               =============    ============     ============


           See accompanying notes to condensed consolidated financial statements (unaudited).

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                      Three Months    Three Months        Six Months      Six Months
                                                         Ended           Ended               Ended           Ended
                                                     June 30, 2000    June 30, 1999      June 30, 2000   June 30, 1999
                                                     -------------    -------------      -------------   -------------
Interest and dividend income
         Loans receivable, including fees              $2,181,493      $ 1,215,966        $ 4,004,987      $ 2,271,597
         Securities available for sale - taxable          382,041          432,460            833,005          875,625
         Securities available for sale - tax exempt         8,494               --             17,024               --
         FHLB stock                                        10,125            7,776             18,552           14,515
         Federal Funds sold                                79,201           40,841             97,991           98,180
         Other interest earning assets                      1,477            1,474              2,314            5,328
                                                       ----------      -----------        -----------      -----------
                  Total interest and
                  dividend income                       2,662,831        1,698,517          4,973,873        3,265,245

Interest expense
         Deposits                                       1,245,025          743,462          2,286,086        1,430,724
         Federal funds purchased                            1,872            2,671             13,409            3,520
         Securities sold under agreements to
           repurchase                                      62,129           90,201            135,367          181,096
         FHLB advances                                    169,213           43,675            271,922           73,908
                                                       ----------      -----------        -----------      -----------
                  Total interest expense                1,478,239          880,009          2,706,784        1,689,248
                                                       ----------      -----------        -----------      -----------
NET INTEREST INCOME                                     1,184,592          818,508          2,267,089        1,575,997

Provision for loan losses                                 188,000          108,000            346,000          206,000
                                                       ----------      -----------        -----------      -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                               996,592          710,508          1,921,089        1,369,997

Noninterest income
         Loss on sales and calls of securities
            available for sale, net                             -               --            (13,589)              --
         Other income                                      55,157           23,903             91,120           43,051
                                                       ----------      -----------        -----------      -----------
                  Total noninterest income                 55,157           23,903             77,531           43,051

Noninterest expense
     Salaries and employee benefits                       493,333          364,811            947,533          694,992
     Occupancy and equipment                               96,255          108,903            198,654          226,484
     Other expense                                        203,642          154,657            385,571          316,779
                                                       ----------      -----------        -----------      -----------
         Total noninterest expense                        793,230          628,371          1,531,758        1,238,255
                                                       ----------      -----------        -----------      -----------
INCOME BEFORE INCOME TAXES                                258,519          106,040            466,862          174,793

Income tax expense (benefit)                                 (188)              --               (188)              --
                                                       ----------      -----------        -----------      -----------
NET INCOME                                             $  258,707      $   106,040        $   467,050      $   174,793
                                                       ==========      ===========        ===========      ===========
Basic income per common share                          $      .15      $       .08        $       .28      $       .14
                                                       ==========      ===========        ===========      ===========
Diluted income per common share                        $      .15      $       .08        $       .28      $       .13
                                                       ==========      ===========        ===========      ===========



           See accompanying notes to condensed consolidated financial statements (unaudited).

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                  Three Months         Three Months           Six Months            Six Months
                                                      Ended               Ended                  Ended                 Ended
                                                  June 30, 2000       June 30, 1999          June 30, 2000         June 30, 1999
                                                      Total               Total                  Total                 Total
                                                  Shareholders'       Shareholders'          Shareholders'         Shareholders'
                                                     Equity              Equity                 Equity                Equity
                                                     ------              ------                 ------                ------

BALANCE AT BEGINNING OF PERIOD:                 $  16,985,877        $   11,346,915         $  16,799,010         $  11,610,845

Comprehensive income (loss):
     Net income                                       258,707               106,040               467,050               174,793

     Net change in net unrealized
       appreciation (depreciation) on
       securities available for sale, net
       of reclassification adjustments
       and tax effects                                 52,726              (420,305)               31,250              (787,902)
                                                -------------        --------------         -------------         -------------
         Total comprehensive income (loss)            311,433              (314,265)              498,300              (613,109)

Proceeds from issuance of common
  stock by 401k plan                                       --                19,121                    --                54,035
                                                -------------        --------------         -------------         -------------
BALANCE AT END OF PERIOD:                       $  17,297,310        $   11,051,771         $ 17,297, 310         $  11,051,771
                                                =============        ==============         =============         =============














           See accompanying notes to condensed consolidated financial statements (unaudited).

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  SIX MONTHS           SIX MONTHS
                                                                    ENDED                 ENDED
                                                                JUNE 30, 2000         JUNE 30, 1999
                                                                -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $     467,050         $    174,793
  Adjustments to reconcile net income to net cash
   from operating activities
      Depreciation                                                    129,814              118,804
      Provision for loan loss                                         346,000              206,000
      Net amortization on securities
          available for sale                                           42,436               45,184
      Loss on sales and calls of securities
          available for sale, net                                      13,589                   --
      Net change in
          Accrued interest receivable                                 (85,626)             (99,119)
          Other assets                                               (385,623)              32,560
          Accrued interest payable                                     81,794               43,322
          Other liabilities                                            49,104               (4,384)
                                                                -------------         ------------
                 Net cash from operating activities                   658,538              517,160
                                                                -------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available for sale                        (2,448,628)          (1,514,862)
  Proceeds from sales of securities available for sale              4,929,978                   --
  Proceeds from maturities and calls of securities
      available for sale                                            1,580,000            4,200,000
  Purchase of FHLB stock                                             (211,200)            (166,600)
  Net change in loans receivable                                  (26,701,778)         (17,375,214)
  Purchase of premises and equipment, net                            (140,355)            (843,367)
                                                                -------------         ------------
      Net cash from investing activities                          (22,991,983)         (15,700,043)
                                                                -------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                                           17,242,177            6,416,980
  Net change in federal funds purchased                             2,000,000                   --
  Net change in securities sold under agreements
      to repurchase                                                (3,902,014)           3,966,026
  Proceeds from FHLB advances                                       4,500,000            1,500,000
  Proceeds from issuance of common stock, net                              --               54,035
                                                                -------------         ------------
      Net cash from financing activities                           19,840,163           11,937,041
                                                                -------------         ------------
Net change in cash and cash equivalents                            (2,493,282)          (3,245,842)

Cash and cash equivalents at beginning of period                   13,266,115           15,719,114
                                                                -------------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  10,772,833         $ 12,473,272
                                                                =============         ============
Supplemental disclosures of cash flow information
  Cash paid during the period for
      Interest                                                  $   2,624,990         $  1,645,926
      Income taxes                                                    398,000                   --

     See accompanying notes to condensed consolidated financial statements (unaudited).

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of St. Joseph Capital Corporation and our wholly owned subsidiary, St. Joseph Capital Bank (the "Bank").

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation. All significant inter-company accounts and transactions have been eliminated in consolidation. The income reported for the periods presented is not necessarily indicative of the results to be expected for the full year.

NOTE 2 - LOANS RECEIVABLE, NET

Loans receivable were as follows:
                                                        June 30,    December 31,
                                                          2000         1999
                                                          ----         ----
                                                            (In thousands)

     One to four family residential mortgage loans     $   29,944    $   25,176
     Construction loans - residential                       2,242         1,431
     Construction loans - commercial                        8,812         5,949
     Commercial and multi-family real estate loans         34,349        27,801
     Commercial business loans                             33,287        22,841
     Consumer loans                                         4,416         3,161
                                                       ----------    ----------
                                                          113,050        86,359
     Allowance for loan losses                             (1,616)       (1,270)
     Net deferred loan origination fees                       (25)          (36)
                                                       ----------    ----------

                                                       $  111,409    $   85,053
                                                       ==========    ==========

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

Commitments were as follows:

                                                        June 30,    December 31,
                                                          2000         1999
                                                          ----         ----

     Commitments to extend credit                    $  2,988,000  $   4,877,000
     Unused open end revolving lines of credit         58,296,000     38,219,000
     Standby letters of credit                          2,570,000      2,736,000

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

NOTE 4 - LOANS RECEIVABLE, NET

Activity in the allowance for loan losses at six months ended June 30, 2000 and 1999 was as follows:

                                        2000            1999
                                        ----            ----

     Beginning balance              $ 1,270,000      $  751,675
     Provision for loan losses          346,000         206,000
     Recoveries                               -               -
     Charge-offs                              -               -
                                    -----------      ----------
     Ending balance                 $ 1,616,000      $  957,675
                                    ===========      ==========

At June 30, 2000 and 1999 and December 31, 1999 no portion of the allowance for loan losses was allocated to impaired loan balances as there were no loans considered impaired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion provides additional information regarding our operations for the three and six month periods ended June 30, 2000 and 1999 and financial condition as of June 30, 2000, June 30, 1999 and December 31, 1999. This discussion should be read in conjunction with our consolidated financial statements and the accompanying notes thereto and other information in our 1999 10-KSB.

                                    OVERVIEW

          St. Joseph was formed in February 1996 for the purpose of organizing the bank. The bank opened in February 1997 with $10.0 million in assets and grew to approximately $151.4 million as of June 30, 2000. We expect continued opportunities for growth, even though the rate of growth will probably be slower than we have experienced to date.

          On September 10, 1999, we completed a rights offering during which 390,581 shares of our common stock were sold at $15.50 per share, resulting in gross proceeds of $6.1 million. We used approximately $5.5 million of the proceeds from the rights offering to provide additional capital to the Bank.

          We reported earnings of $258,707 or $.15 basic and diluted income per common share for the three month period ended June 30, 2000 as compared to a net income of $106,040 or $.08 basic and diluted income per common share for the same period in 1999. For the six month period ended June 30, 2000, net income was $467,050 or $.28 basic and diluted income per common share compared to $174,793 or $.14 basic and $.13 diluted income per common share for the same period in 1999. For all periods involved, the increase resulted primarily from increased net interest income as a result of the growth in the loan portfolio.

          Our results of operations are dependent primarily on net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings. Our operating results are also affected by sources of noninterest income, including service charge fees on deposit accounts, loan fees and other income. Our operating expenses include employee compensation and benefits, occupancy and equipment expense and other noninterest expenses. Our operating results are also affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. The majority of our loan portfolio is invested in commercial loans. Deposits from commercial clients represent a significant funding source as well.

          We have added equipment and employees to accommodate historical growth and anticipated growth. As such, overhead expenses have had a significant impact on earnings. Our primary challenge currently, from a profitability standpoint, is to increase our net interest income. Additional growth will enable us to continue to increase net interest income.

                                BUSINESS STRATEGY

          We concentrate on the financial services needs of individuals and local businesses. A cornerstone of our business strategy is to emphasize our local management and our commitment to the market area. We also expect to establish a high standard of quality in each service we provide, and our employees are expected to emphasize service in their dealings with clients. We believe that the use of state-of-the-art technology will permit each employee to devote more time and attention to personal service, respond more quickly to a client's requests and deliver services in the timeliest manner possible.

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

          Our market area is competitive and contains numerous commercial banks, savings and loans and credit unions. We also face competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services. Most competitors have been in business for many years, have established client bases, are substantially larger, have substantially larger lending limits than ours and can offer certain services, including multiple branches and international banking services, that we will be able to offer only through correspondent banks, if at all. In addition, most of these entities have greater capital resources than ours, which among other things may allow them to price their services at levels more favorable to clients and to provide larger credit facilities than we could.

                               PLAN FOR OPERATION

          Our plan of operation is centered on the growth of the Bank. The primary operation of the Bank is to accept deposits and make loans. General economic conditions, the monetary and fiscal policies of federal agencies and the regulatory policies of agencies that regulate financial institutions affect our operating results. Interest rates on competing investments and general market rates of interest influence our cost of funds. Client and commercial demand influence lending activities, which in turn are affected by the interest rates at which such loans are made, general economic conditions and the availability of funds for lending activities.

                           FORWARD-LOOKING STATEMENTS

          When used in this Form 10-QSB, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in our market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in our market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as to the date made. We wish to advise readers that the factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

          We do not undertake, and specifically disclaim any obligation to subsequently update or revise any forward-looking statements contained in this report after the date of the report.

                              RESULTS OF OPERATIONS

        THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE AND
                         SIX MONTHS ENDED JUNE 30, 1999

          OVERVIEW. Consolidated net income for the six month period ended June 30, 2000 was $467,050 as compared to a $174,793 for the same period in 1999 for an increase of $292,257 or 167.2%. Income per common share for the first six months of 2000 increased to $.28 basic and diluted from a basic and diluted income per common share of $.14 and $.13, respectively for the first six months of 1999. Net income for the three month period ended June 30, 2000 was $258,707 as compared to $106,040 for the same period in 1999 for an increase of $ 152,667 or 144.0%. Income per common share for the three month period ended June 30, 2000 increased to $ .15 basic and diluted from a basic and diluted income per common share of $.08 for the three months ended June 30, 1999. The increase in net income for the six month period was comprised of increases in both net interest income after provision for loan losses of $551,092 and noninterest income of $34,480 reduced by increases in noninterest expense of $293,503. The increase in net income for the three month period was also comprised of increases in both net interest income after provision for loan losses of $286,084 and noninterest income of $31,254 reduced by increase in noninterest expense of $164,859.

          NET INTEREST INCOME. Net interest income for the six months ended June 30, 2000 and 1999, amounted to $2.3 million and $1.6 million, respectively, and for the three months ended June 30, 2000 and 1999, net interest income amounted to $1.2 million and $0.8 million, respectively. Net interest income represented the difference between interest income earned on interest earning assets and interest expense on interest bearing liabilities.

          Interest income increased by $1.7 million, from $3.3 million for the six month period ended June 30, 1999 to $5.0 million for the six month period ended June 30, 2000 and for the three months ended June 30, 2000 and 1999, interest income increased by $1.0 million, from $1.7 million to $2.7 million, respectively. The 52.3% and 56.8% rise in interest income for the six months ended and the three months ended June 30, 2000 and 1999 was basically attributable to greater average outstanding balances in interest earning assets, principally loans receivable. Interest income should continue to grow as the loan portfolio and other interest earning assets increase.

          Interest expense increased by $1.0 million, from $1.7 million for the six month period ended June 30, 1999 to $2.7 million for the six month period ended June 30, 2000 and for the three months ended June 30, 2000 and 1999, interest expense increased by $0.6 million, from $0.9 million to $1.5 million, respectively. The 60.2% and 68.0% rise in interest expense for the six months ended and the three months ended June 30, 2000 and 1999 was primarily attributable to the increases in interest rates by the Federal Reserve Bank as well as greater average outstanding balances in interest bearing liabilities. Interest expense should also continue to increase as deposits and Federal Home Loan Bank advances and other borrowings grow in addition to potential future increases in interest rates by the Federal Reserve Bank.

          PROVISION FOR LOAN LOSSES. The provision for loan losses is established based on factors such as the local and national economy and the risk associated with the loans in the portfolio. The provision for loan losses was $346,000 for the six month period ended June 30, 2000 compared to $206,000 in the same period in 1999. For the three months ended June 30, 2000, the provision for loan losses was $188,000 compared to $108,000 in the same period of 1999. At June 30, 2000, the allowance for loan losses was $1,616,000 or 1.43% of total loans receivable compared to $957,675 or 1.45% at June 30, 1999. The increase in the allowance for loan losses is a result of the growth of the loan portfolio. The decrease in the percentage of allowance for loan losses to total loans receivable between periods is a result of management's risk assessment of the portfolio. The risk assessment is based on numerous statistical factors including the specific asset class of each loan (i.e. commercial, residential or consumer), the internal risk rating of each loan, specific industry concentrations, an assessment for large dollar and unsecured loans and specific reserves for watchlist credits.

          We have not experienced any charge-offs of loans receivable since inception. At June 30, 2000, no portion of the allowance for loan losses was allocated to impaired loan balances, as there were no loans considered impaired. Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of a similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. Loans receivable are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that all principal and interest amounts will not be collected according to the original terms of the loan.

          Management allocated approximately 63% of the allowance for loan losses to commercial loans, 10% to residential real estate mortgage loans and 8% to installment loans at June 30, 2000, leaving 19% unallocated. There were no non-performing loans at June 30, 2000. Management believes the allowance for loan losses at June 30, 2000 was adequate to absorb existing losses in the loan portfolio.

          NONINTEREST INCOME. Noninterest income increased by $34,480, from $43,051 for the six month period ended June 30, 1999 to $77,531 for the six month period ended June 30, 2000. For the three month period ended June 30, 2000, noninterest income increased by $31,254, from $23,903 for 1999 to $55,157 in 2000. Other income during all periods of 2000 and 1999 consisted of income from depository account service fees and other miscellaneous fees. For the six month period ended June 30, 2000, noninterest income was reduced by the loss from the sale of securities available for sale of $(13,589). Thus, the increases in total noninterest income in both periods was primarily due to increases in depository account service fees and other miscellaneous fees.

          NONINTEREST EXPENSE. The main components of noninterest expense were primarily salaries and benefits, occupancy and equipment, professional fees and data processing fees for both six month periods. Noninterest expense for the six months ended June 30, 2000 was $1,531,758 as compared to $1,238,255 for the same period in 1999, an increase of $293,503. Management continues to attempt to control overhead expenses without impairing the quality of service provided to clients.

                                                                     Six Months Ended June 30,

                                                         2000           1999          $ Change       % Change
                                                         ----           ----          --------       --------
     Salaries and employee benefits                  $  947,533     $   694,992      $ 252,541         36.34%
     Occupancy and equipment expense                    198,654         226,484        (27,830)       (12.29)
     Advertising and promotion                           42,892          20,110         22,782        113.29
     Data processing                                     85,689          70,679         15,010         21.24
     Printing, postage, stationery and supplies          30,389          29,692            697          2.35
     Professional fees                                   60,495          45,360         15,135         33.37
     Other                                              166,106         150,938         15,168         10.05
                                                     ----------     -----------      ---------
                                                     $1,531,758     $ 1,238,255      $ 293,503         23.70
                                                     ==========     ===========      =========

     Salaries and benefits experienced the most significant dollar increase of any noninterest expense component. For the six months ended June 30, 2000, total salaries and benefits were $947,533 compared to $694,992 for the six months ended June 30, 1999. For the three months ended June 30, 2000, salaries and benefits was $493,333 compared to $364,811 for the same period in 1999. The change in both periods was primarily attributable to the increase in the number of employees from 27 at June 30, 1999 to 33 at June 30, 2000, as well as merit and cost of living raises.

     Advertising and promotion expense experienced the largest single percentage increase within the noninterest expense category. For the six months ended June 30, 2000 and June 30, 1999, advertising and promotion expense increased to $42,892 or $22,782 over the six month period in 1999 of $20,110. The change was primarily attributable to the increase in advertising and promotional expenses associated with attracting new clients as well as retaining existing clients.

     The reduction in our occupancy expense continues to be the result of bringing the operations of the courier service in-house versus paying a third party vendor for courier services. The increase in data processing continues to be associated with the growth in the number of account holders. The increase in professional fees is a result of the growth in the size of the bank.

     INCOME TAXES. We have utilized our entire net operating loss carry forward and have shown adequate profitability to warrant recording our net deferred tax asset to the extent of taxes paid. Consequently, we reversed approximately $190,000 of the $260,000 valuation allowance for deferred tax assets during the six months ending June 30, 2000. As we continue to be profitable, the remaining $70,000 valuation allowance will continue to be reduced, and when it is eliminated, we will begin to report net tax expense.

                              FINANCIAL CONDITION

      JUNE 30, 2000 COMPARED WITH THE DECEMBER 31, 1999 AND JUNE 30, 1999

          Our total assets increased by $20.5 million or 15.6% and $43.4 million or 40.2% to $151.4 million at June 30, 2000 from $130.9 million at December 31, 1999 and $108.0 million at June 30, 1999. The growth during all periods primarily resulted from an increase in the loan portfolio funded primarily by deposits received from clients and by FHLB advances. The largest increase in our balance sheet as of June 30, 2000 was in the loan portfolio.

          CASH AND CASH EQUIVALENTS. Cash and cash equivalents decreased by $2.5 million or 18.8% and $1.7 million or 13.6% to $10.8 million at June 30, 2000 from $13.3 and $12.5 million at December 31, 1999 and June 30, 1999. Cash and due from banks represented cash maintained at correspondent banks in the form of demand deposits as well as cash maintained at the Federal Reserve Bank of Chicago. Federal funds sold are inter-bank funds with daily liquidity. At June 30, 2000, we did not have excess funds for investing into federal funds. This amount decreased by $7.5 million and $7.1 million from $7.5 million and $7.1 million at December 31, 1999 and June 30, 1999. The decrease in federal funds sold was a result of funding the loan growth for the period.

          INVESTMENT PORTFOLIO. Securities available for sale and FHLB stock totaled $26.2 million at June 30, 2000, which represented a decrease of $3.9 million or 12.9% and $1.7 million or 6.2% from $30.1 million at December 31, 1999 and $27.9 at June 30, 1999. The decrease was a result of sales of securities available for sale to fund increased loan demand as well as normal maturities.

          All securities have been classified as available for sale. Available for sale securities represent those securities which we may decide to sell if needed for liquidity, asset/liability management or other reasons. Such securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders' equity, net of tax. The unrealized loss on the securities portfolio, net of taxes was $(718,766), ($750,016) and ($232,952) at June 30, 2000, December 31, 1999 and June 30, 1999.

          LOAN PORTFOLIO. Loans receivable net of allowance increased by $26.3 million or 31.0% and $46.2 million or 70.9% to $111.4 million at June 30, 2000 from $85.1 million and $65.2 million at December 31, 1999 and June 30, 1999. The increase was largely attributable to our officer calling program.

          Management believes the allowance for loan losses at June 30, 2000 was adequate to absorb losses on outstanding loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

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

          OTHER ASSETS. Premises and equipment increased by .7% and .5% to $1,474,909 at June 30, 2000 from $1,464,368 and $1,467,058 at December 31, 1999 and June 30, 1999. The increase was primarily the result of purchasing additional technology to further enhance our ability to meet the needs of our clients.

          Accrued interest receivable on loans, securities and interest bearing cash accounts increased by 8.6% and 29.4% to $1,084,195 at June 30, 2000 from $998,569 and $838,143 at December 31, 1999 and June 30, 1999. The increase was primarily due to greater average outstanding balances in interest earning assets.

          Other assets as of June 30, 2000, December 31, 1999 and June 30, 1999 totaled $470,551, $84,928 and $71,005, respectively. The increase is primarily a result of recognizing a portion of our net deferred tax assets.

          DEPOSITS. Deposits increased by $17.2 million or 17.5% and $32.7 million or 39.5% to $115.5 million at June 30, 2000 from $98.2 million and $82.8 million at December 31, 1999 and June 30, 1999. We do not accept brokered certificates of deposit. The increase in deposits for these periods were a result of periodic aggressive pricing programs for deposits, ongoing marketing efforts and the hiring of new personnel. Management also believes the increase was a reaction by clients to the acquisitions and mergers of local banks by transferring their financial business to community banks that have the ability to offer more personalized service.

          SHORT-TERM BORROWINGS. Short-term borrowings decreased $1.9 million and $4.1 million from $8.1 million and $10.4 million as of December 31, 1999 and June 30, 1999 to $6.2 million as of June 30, 2000. Short-term borrowings represented repurchase agreements offered to commercial clients and federal funds purchased. Though short-term in nature, repurchase agreements have been and continue to be a stable source of funds.

          FHLB ADVANCES. As a result of our membership in the Federal Home Loan Bank of Indianapolis, we have the ability to borrow for short or long-term purposes under a variety of programs. FHLB advances increased by $4.5 million and $8.5 million to $12.0 million as of June 30, 2000 from $7.5 million and $3.5 million at December 31, 1999 and June 30, 1999. As of June 30, 2000, the bank held $600,000 of FHLB stock. The increases primarily resulted as we used FHLB advances for loan matching, for hedging against the possibility of rising interest rates and general liquidity purposes.

          Other Liabilities. Accrued interest payable increased by $81,794 or 43.2% and $ 127,279 or 88.4% to $271,308 at June 30, 2000 from $189,514 and
$144,029 at December 31, 1999 and June 30, 1999. The increase was primarily due to greater average outstanding balances in interest bearing liabilities.

          Other liabilities increased by $49,104 or 73.8% and $6,994 or 6.4% to $115,662 as of June 30, 2000 from $66,558 and $108,668 as of December 31, 1999 and June 30, 1999. Other liabilities were comprised of unpaid amounts for various products and services.

CAPITAL RESOURCES

          The accumulated deficit decreased by $467,050 or 60.7% to $(.3) million as of June 30, 2000 from $(.8) million as of December 31, 1999 and $803,251 or 72.6% from $(1.1) as of June 30, 1999. The decrease reflected net income for the six and the twelve month periods ended June 30, 2000.

          Accumulated other comprehensive loss, net of tax from unrealized losses on securities available for sale, were $(718,766) as of June 30, 2000 as compared to $(750,016) and $(232,952) as of December 31, 1999 and June 30, 1999.
The decrease was attributable to the decrease during the period in fair value of the securities available for sale due to rising interest rates.

          Total shareholders' equity was $17.3 million as of June 30, 2000, an increase of $.5 million from $16.8 million as of December 31, 1999 and $6.2 from $11.1 million as of June 30, 1999. The increase resulted from the combination of the increase in the net income for the period as well as the completion of a secondary stock offering in September 1999 offset by the changes in the net unrealized loss on securities available for sale.

          The components of total risk-based capital are Tier 1 capital and Tier 2 capital. Tier 1 capital is total stockholders' equity less intangible assets. Tier 2 capital is Tier 1 capital plus a portion of the allowance for loan losses. The allowance for loan losses is includable in Tier 2 capital up to a maximum of 1.25% of risk weighted assets. The net unrealized appreciation (depreciation) on securities available for sale, net of tax, is not considered in meeting regulatory capital requirements. The following table provides the minimum regulatory capital requirements and the actual capital ratios at June 30, 2000:

                                                                Minimum Required To Be
                                        Minimum Required         Well Capitalized Under        Corporation's
                                           For Capital         Prompt Corrective Action           Capital          Bank's Capital
            June 30, 2000               Adequacy Purposes             Regulations                  Ratio                Ratio
------------------------------------   ------------------      ------------------------        -------------       --------------
Ratio of Total Capital to Risk
   Weighted Assets                           8.0%                        10.0%                      16.8%                15.4%
Ratio of Tier 1 Capital to Risk
   Weighted Assets                           4.0%                         6.0%                      15.5%                14.1%
Ratio of Tier 1 Capital to Average
   Assets                                    4.0%                         5.0%                      11.1%                11.3%

          The bank and the Corporation exceeded the applicable minimum regulatory capital requirements at June 30, 2000 and was considered to be well capitalized.

          Restrictions exist regarding the ability of the bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. No cash or other dividends were declared or paid during the three month period or the six month periods ended June 30, 2000 and 1999.

          As of June 30, 2000, management was not aware of any current recommendations by the banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on our liquidity, capital resources or operations.

                           ASSET/LIABILITY MANAGEMENT

                                    LIQUIDITY

          Liquidity relates primarily to our ability to fund loan demand, meet deposit clients' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest bearing deposits in other financial institutions and securities available for sale. These assets are commonly referred to as liquid assets. Liquid assets were $36.4 million at June 30, 2000 compared to $42.9 million at December 31, 1999 and $40.0 million at June 30, 1999. Liquidity levels decreased due to the loan portfolio growing at a faster pace than the deposit portfolio.

          The statements of cash flows for the periods presented provide an indication of our sources and uses of cash as well as an indication of our ability to maintain an adequate level of liquidity. A discussion of the statements of cash flows for the six month period ended June 30, 2000 and 1999 follows.

          During both periods presented, we experienced a net increase in cash from operating activities. Net cash from operating activities was $658,538 during the six months ended June 30, 2000 compared to $517,160 for the same period in 1999. The increase in cash from operating activities was primarily a result of our ability to generate an operating profit of $467,050 for the six months ended June 30, 2000 compared to a net operating profit of $174,793 for the same period in 1999.

          For all periods presented, we experienced a net decrease in net cash from investing activities. Net cash from investing activities was $(23.0) million and $(15.7) million for the six months ended June 30, 2000 and 1999, respectively. The changes in net cash from investing activities include purchases, sales, maturities and calls of securities available for sale, growth in loans receivable and purchases of premises and equipment.

          Net cash flow from financing activities was $19.8 million and $11.9 million for the periods ended June 30, 2000 and 1999, respectively. In 2000 the increase was primarily attributable to the growth in total deposits and Federal Home Loan Bank advances of $17.2 million and $4.5 million, respectively. In 1999 the increase was primarily attributable to the growth in deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances of $6.4 million, $4.0 million and $1.5 million, respectively.

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

          Results of the simulation done as of June 30, 2000, suggest that we could expect net interest income to increase by approximately $34,000, if interest rates gradually decline by 100 basis points over the next twelve months, and to decrease approximately $175,000, if interest rates gradually increase 100 basis points over the next twelve months, from forecast levels of net interest income absent any changes in rates. These variances in net interest income were within our policy parameters established to manage interest rate risk. In addition to changes in interest rate, the level of future net interest income is also dependent on a number of other variables, including growth, composition and absolute levels of deposits, loans, and other earning assets and interest bearing liabilities, economic and competitive conditions, client preference and other factors.

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

                         RECENT REGULATORY DEVELOPMENTS

          The Gramm-Leach-Bliley Act (the "Act"), which was enacted in November, 1999, allows eligible bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Act, an eligible bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the "Federal Reserve"), in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity, or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. National banks are also authorized by the Act to engage, through "financial subsidiaries," in certain activity that is permissible for financial holding companies (as described above) and certain activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity.

          Various bank regulatory agencies have begun issuing regulations as mandated by the Act. During June, 2000, all of the federal bank regulatory agencies jointly issued regulations implementing the privacy provisions of the Act. In addition, the Federal Reserve issued interim regulations establishing procedures for bank holding companies to elect to become financial holding companies and issued a listing of the financial activities permissible for financial holding companies, as well as describing the extent to which financial holding companies may engage in securities and merchant banking activities. The Federal Deposit Insurance Corporation issued an interim regulation regarding the parameters under which state nonmember banks may conduct activities through subsidiaries that national banks may conduct only in financial subsidiaries. At this time, it is not possible to predict the impact the Act and its implementing regulations may have on the Company or the Bank. As of the date of this filing, the Company has not applied for or received approval to operate as a financial holding company. In addition, the Bank has not applied for or received approval to establish any financial subsidiaries.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          As a depository of funds, the Bank may occasionally be named as a defendant in lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. Such litigation is incidental to the Bank's business.

          We are not aware of any pending litigation.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 16, 2000, we held our annual meeting of stockholders. At the meeting, David A. Eckrich, Jerry Hammes, Arthur H. McElwee Jr. and John W. Rosenthal were elected to serve as Class I directors with terms expiring in 2003. Continuing as Class II directors until 2001 are Brian R. Brady, V. Robert Hepler, Jack Matthys and Richard A. Rosenthal. Continuing as Class III directors until 2002 are Scott C. Malpass, Myron C. Noble and Robert A. Sullivan. Stockholders also ratified the appointment of Crowe, Chizek and Company LLP as our independent accountants for the 2000 fiscal year.

          There were 1,675,112 issued and outstanding shares of Common Stock and there were 1,393,996 shares of Common Stock represented at the annual meeting. The voting on each item presented at the annual meeting was as follows:

          Election of Directors                   Votes For      Votes Withheld      Votes Against       Broker Non-Votes
          ---------------------                   ---------      --------------      -------------       ----------------
          David A. Eckrich                        1,391,496               0                   0                  0
          Jerry Hammes                            1,391,496               0                   0                  0
          Arthur H. McElwee Jr.                   1,391,496               0                   0                  0
          John W. Rosenthal                       1,374,347               0                   0                  0

          Ratification of the appointment
          of Crowe, Chizek and Company LLP
          as independent public
          accountants for us                      1,384,246           4,750               5,000                  0

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


                                      ST. JOSEPH CAPITAL CORPORATION
                                      (Registrant)



Date:  August 14, 2000                /s/ John W. Rosenthal
                                      ------------------------------------------
                                      John W. Rosenthal
                                      President



Date:  August 14, 2000                /s/ Edward R. Pooley
                                      ------------------------------------------
                                      Edward R. Pooley
                                      Principal Financial Officer