Form 10QSB
period 2000-09-30
ST JOSEPH CAPITAL CORP
filed 2000-11-13
CIK 1015856

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period ended September 30, 2000

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


                 3820 EDISON LAKES PARKWAY, MISHAWAKA, IN 46545
                    (Address of principal executive offices)

                                 (219) 273-9700
                           ---------------------------
                           (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

     1,675,112 shares of common stock, $0.01 par value per share, were outstanding as of November 2, 2000.

     Transitional Small Business Disclosure Format (check one): Yes  X   No
                                                                    ---     ---

                                TABLE OF CONTENTS




                                                                               PAGE
                                                                              NUMBER
                                                                              ------
                         PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets,
              September 30, 2000 (Unaudited), December 31, 1999
              And September 30, 1999 (Unaudited)                                  3

           Condensed Consolidated Statements of Income,
              Three Months Ended September 30, 2000 and 1999 (Unaudited)          4
              Nine Months Ended September 30, 2000 and 1999 (Unaudited)

           Condensed Consolidated Statements of Changes in Shareholders' Equity,
              Three Months Ended September 30, 2000 and 1999 (Unaudited)
              Nine Months Ended September 30, 2000 and 1999 (Unaudited)           5

           Condensed Consolidated Statements of Cash Flows,
              Nine Months Ended September 30, 2000 and 1999 (Unaudited)           6

           Notes to Condensed Consolidated Financial Statements (Unaudited)       7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                 8

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                        16

ITEM 2. CHANGES IN SECURITIES                                                    16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                          16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      16

ITEM 5. OTHER INFORMATION                                                        16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                         16

SIGNATURES                                                                       17


              ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         PART I - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        SEPTEMBER 30,                     SEPTEMBER 30,
ASSETS                                                                      2000         DECEMBER 31,         1999
                                                                         (UNAUDITED)         1999          (UNAUDITED)
                                                                        -------------    -------------    -------------
   Cash and due from banks                                              $   8,536,263    $   5,722,712    $   7,720,718
   Interest-bearing deposits in other financial institutions-
    short-term                                                                180,849           43,403           74,397
   Federal funds sold                                                       8,100,000        7,500,000        7,200,000
                                                                        -------------    -------------    -------------
            Total cash and cash equivalents                                16,817,112       13,266,115       14,995,115
   Securities available for sale                                           22,672,852       29,675,749       27,334,155
   Federal Home Loan Bank (FHLB) stock                                        878,500          388,800          388,800
   Loans receivable, net of allowance for loan losses of
     $1,756,000 at September 30, 2000, $1,270,000 at
     December 31, 1999 and $1,100,000 at September 30, 1999               119,828,361       85,053,558       78,039,707
   Accrued interest receivable                                                967,417          998,569          686,688
   Premises and equipment, net                                              1,437,126        1,464,368        1,424,165
   Deferred and accrued income taxes, net                                     820,374             --               --
   Other assets                                                                43,045           84,928           59,383
                                                                        -------------    -------------    -------------
            Total Assets                                                $ 163,464,787    $ 130,932,087    $ 122,928,013
                                                                        =============    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits
        Noninterest-bearing demand                                      $  15,662,621    $  10,217,950    $  13,725,765
        Savings, NOW and money market                                      60,252,385       51,422,001       48,292,047
        Certificates of deposit                                            46,438,910       36,601,270       27,784,369
                                                                        -------------    -------------    -------------
            Total deposits                                                122,353,916       98,241,221       89,802,181
   Securities sold under agreements to repurchase                           7,636,484        8,135,784        9,771,013
   FHLB advances                                                           15,070,000        7,500,000        6,000,000
   Accrued interest payable                                                   282,363          189,514          163,137
   Other liabilities                                                          153,920           66,558          316,218
                                                                        -------------    -------------    -------------
            Total Liabilities                                             145,494,683      114,133,077      106,052,549


SHAREHOLDERS' EQUITY
   Common stock, $.01 par value, 2,500,000 shares authorized;
        1,675,112 shares issued and outstanding at September 30, 2000 and December 31, 1999, and 1,673,264 shares issued and
        outstanding at September 30, 1999                                      16,751           16,751           16,733
   Additional paid in capital                                              18,302,139       18,302,139       18,237,786
   Accumulated deficit                                                        (31,001)        (769,864)        (956,827)
   Accumulated other comprehensive loss, net
        of tax of ($213,190) at September 30, 2000 and
        $ -0- at December 31, 1999 and September 30, 1999                    (319,785)        (750,016)        (422,228)
                                                                        -------------    -------------    -------------
           Total shareholders' equity                                      17,968,104       16,799,010       16,875,464
                                                                        -------------    -------------    -------------
           Total liabilities and shareholders' equity                   $ 163,464,787    $ 130,932,087    $ 122,928,013
                                                                        =============    =============    =============

     See accompanying notes to condensed consolidated financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                      Three Months      Three Months     Nine Months       Nine Months
                                                          Ended            Ended            Ended             Ended
                                                      Sept 30, 2000    Sept 30, 1999    Sept 30, 2000     Sept 30, 1999
                                                      -------------    -------------    -------------     -------------
Interest and dividend income
         Loans receivable, including fees               $ 2,533,092     $ 1,436,875      $ 6,538,079       $ 3,708,471
         Securities available for sale - taxable            340,632         413,095        1,173,637         1,288,717
         Securities available for sale - tax exempt           8,493            --             25,517              --
         FHLB stock                                          18,490           1,516           37,042            16,031
         Federal Funds sold                                  54,533          63,344          152,524           161,524
         Other interest earning assets                        1,585           1,676            3,899             7,007
                                                        -----------     -----------      -----------       -----------
                  Total interest and
                  dividend income                         2,956,825       1,916,506        7,930,698         5,181,750

Interest expense
         Deposits                                         1,409,991         869,001        3,696,077         2,299,726
         Federal funds purchased                             16,263            --             29,672             3,522
         Securities sold under agreements to
           repurchase                                        84,509         102,764          219,876           283,858
         FHLB advances                                      238,510          43,675          510,432           117,582
                                                        -----------     -----------      -----------       -----------
                  Total interest expense                  1,749,273       1,015,440        4,456,057         2,704,688
                                                        -----------     -----------      -----------       -----------

NET INTEREST INCOME                                       1,207,552         901,066        3,474,641         2,477,062

Provision for loan losses                                   140,000         142,325          486,000           348,325
                                                        -----------     -----------      -----------       -----------


NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                               1,067,552         758,741        2,988,641         2,128,737

Noninterest income
         Loss on sales and calls of securities
            available for sale, net                          (6,327)           --            (19,916)             --
         Other income                                        54,540          28,988          145,660            72,039
                                                        -----------     -----------      -----------       -----------
                  Total noninterest income                   48,213          28,988          125,744            72,039

Noninterest expense
     Salaries and employee benefits                         504,042         380,940        1,451,575         1,075,932
     Occupancy and equipment                                 99,057          97,870          297,711           324,354
     Other expense                                          228,216         159,680          613,788           476,459
                                                        -----------     -----------      -----------       -----------
         Total noninterest expense                          831,315         638,490        2,363,074         1,876,745
                                                        -----------     -----------      -----------       -----------

INCOME BEFORE INCOME TAX EXPENSE                            284,450         149,239          751,311           324,031

Income tax expense                                           12,636            --             12,448              --
                                                        -----------     -----------      -----------       -----------

NET INCOME                                              $   271,814     $   149,239      $   738,863       $   324,031
                                                        ===========     ===========      ===========       ===========

Basic income per common share                           $       .16     $       .12      $       .44       $       .25
                                                        ===========     ===========      ===========       ===========
Diluted income per common share                         $       .16     $       .11      $       .44       $       .25
                                                        ===========     ===========      ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                            Three Months       Three Months       Nine Months        Nine Months
                                               Ended               Ended             Ended              Ended
                                            Sept 30, 2000      Sept 30, 1999     Sept 30, 2000     Sept 30, 1999
                                               Total               Total             Total              Total
                                            Shareholders'      Shareholders'     Shareholders'     Shareholders'
                                                Equity            Equity            Equity             Equity
                                             ------------      -------------     -------------     --------------
BALANCE AT BEGINNING OF PERIOD:              $ 17,297,310      $ 11,051,771      $ 16,799,010      $ 11,610,845

Comprehensive income (loss):
     Net income                                   271,814           149,239           738,863           324,031

     Net change in net unrealized
       appreciation (depreciation) on
       securities available for sale, net
       of reclassification adjustments
       and tax effects                            398,980          (189,277)          430,231          (977,178)
                                             ------------      ------------      ------------      ------------

         Total comprehensive income (loss)        670,794           (40,038)        1,169,094          (653,147)

Proceeds from issuance of common
  Stock, net                                         --           5,863,731              --           5,917,766
                                             ------------      ------------      ------------      ------------
BALANCE AT END OF PERIOD:                    $ 17,968,104      $ 16,875,464      $ 17,968,104      $ 16,875,464
                                             ============      ============      ============      ============



     See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             Nine Months     Nine Months
                                                                Ended           Ended
                                                            Sept 30, 2000   Sept 30, 1999
                                                            -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                             $    738,863    $    324,031
     Adjustments to reconcile net income to net cash
       from operating activities
         Depreciation                                            196,236         182,438
         Provision for loan loss                                 486,000         348,325
         Net amortization on securities
              available for sale                                  60,078          69,875
         Loss on sales and calls of securities
              available for sale, net                             19,916            --
         Net change in:
              Accrued interest receivable                         31,152          52,336
              Other assets                                        41,883          44,182
              Deferred and accrued income tax, net              (607,184)           --
              Accrued interest payable                            92,849          62,430
              Other liabilities                                   87,362         203,166
                                                            ------------    ------------
                      Net cash from operating activities       1,147,155       1,286,783
                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of securities available for sale                (2,448,628)     (1,514,862)
     Proceeds from sales of securities available for sale      7,928,572            --
     Proceeds from maturities and calls of securities
         available for sale                                    1,660,000       4,200,000
     Purchase of FHLB stock                                     (489,700)       (166,600)
     Net change in loans receivable                          (35,260,803)    (30,376,736)
     Purchase of premises and equipment, net                    (168,994)       (864,108)
                                                            ------------    ------------
         Net cash from investing activities                  (28,779,553)    (28,722,306)
                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                   24,112,695      13,411,716
     Net change in securities sold under agreements
         to repurchase                                          (499,300)      3,382,042
     Proceeds from new FHLB advances                          11,570,000       4,000,000
     Repayment of FHLB advances                               (4,000,000)           --
     Proceeds from issuance of common stock, net                    --         5,917,766
                                                            ------------    ------------
         Net cash from financing activities                   31,183,395      26,711,524
                                                            ------------    ------------

Net change in cash and cash equivalents                        3,550,997        (723,999)

Cash and cash equivalents at beginning of period              13,266,115      15,719,114
                                                            ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 16,817,112    $ 14,995,115
                                                            ============    ============

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                           $  4,363,208    $  2,642,258
         Income taxes                                       $    609,491            --



     See accompanying notes to condensed consolidated financial statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of St. Joseph Capital Corporation and our wholly owned subsidiary, St. Joseph Capital Bank (the "Bank").

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation. All significant inter-company accounts and transactions have been eliminated in consolidation. The income reported for the periods presented is not necessarily indicative of the results to be expected for the full year.

NOTE 2 - LOANS RECEIVABLE, NET

         Loans receivable were as follows:


                                                                Sept 30,   December 31,   Sept 30,
                                                                  2000        1999          1999
                                                                --------   ------------   --------
                                                                         (In thousands)
One to four family residential mortgage loans                  $  32,707    $  25,176    $  22,273
    Construction loans - residential                                 433        1,431        1,965
    Construction loans - commercial                               10,639        5,949        7,897
    Commercial and multi-family real estate loans                 38,865       27,801       26,704
    Commercial business loans                                     34,664       22,841       17,590
    Consumer loans                                                 4,298        3,161        2,752
                                                               ---------    ---------    ---------
                                                                 121,606       86,359       79,181
    Allowance for loan losses                                     (1,756)      (1,270)      (1,100)
    Net deferred loan origination fees                               (22)         (35)         (41)
                                                               ---------    ---------    ---------

                                                               $ 119,828    $  85,054    $  78,040
                                                               =========    =========    =========


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



     Commitments were as follows:             Sept 30,    December 31,    Sept 30,
                                                2000         1999           1999
                                            -----------   -----------   -----------
Commitments to extend credit                $ 7,510,000   $ 4,877,000   $ 9,237,000
Unused open end revolving lines of credit    45,563,000    38,219,000    27,868,000
Standby letters of credit                     2,742,000     2,736,000     2,204,000



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

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

         Activity in the allowance for loan losses at nine months ended September 30, 2000 and 1999 was as follows:


                            Sept 2000    Sept 1999
                            ----------   ----------
Beginning balance           $1,270,000   $  751,675
Provision for loan losses      486,000      348,325
Recoveries                        --           --
Charge-offs                       --           --
                            ----------   ----------

Ending balance              $1,756,000   $1,100,000
                            ==========   ==========


         At September 30, 2000 and 1999 and December 31, 1999 no portion of the allowance for loan losses was allocated to impaired loan balances as there were no loans considered impaired.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion provides additional information regarding our operations for the three and nine month periods ended September 30, 2000 and 1999 and financial condition as of September 30, 2000, September 30, 1999 and December 31, 1999. This discussion should be read in conjunction with our consolidated financial statements and the accompanying notes thereto and other information in our 1999 Form 10-KSB.

                                    OVERVIEW

         St. Joseph Capital Corporation was formed in February 1996 for the purpose of organizing the Bank. The Bank opened in February 1997 with $10.0 million in assets and the Company grew to approximately $163.5 million in assets as of September 30, 2000. We expect continued opportunities for growth, even though the rate of growth will probably be slower than we have experienced to date.

         On September 10, 1999, we completed a rights offering during which 390,581 shares of our common stock were sold at $15.50 per share, resulting in gross proceeds of $6.1 million. We used approximately $5.5 million of the proceeds from the rights offering to provide additional capital to the Bank.

         We reported earnings of $271,814 or $.16 basic and diluted income per common share for the three month period ended September 30, 2000 as compared to a net income of $149,239 or $.12 basic and $.11 diluted income per common share for the same period in 1999. For the nine month period ended September 30, 2000, net income was $738,863 or $.44 basic and diluted income per common share compared to $324,031 or $.25 basic and diluted income per common share for the same period in 1999. For all periods involved, the increase resulted primarily from increased net interest income as a result of the growth in the loan portfolio. During the three and nine month periods ending September 30, 2000, we recorded our first tax expense of $12,636 for the three months ended September 30, 2000 and $12,448 for the nine months ended September 30, 2000. In future quarters, we anticipate to continue to record income tax expense.

         Our results of operations are dependent primarily on net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings. Our operating results are also affected by sources of noninterest income, including service charge fees on deposit accounts and other miscellaneous fees. Our operating expenses include salaries and employee benefits, occupancy and equipment expense and other noninterest expenses. Our operating results are also affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. The majority of our loan portfolio is invested in commercial loans. Deposits from commercial clients represent a significant funding source as well.

         We have added employees and equipment to accommodate historical growth and anticipated growth. As such, overhead expenses have had a significant impact on earnings. Our primary challenge currently, from a profitability standpoint, is to increase our net interest income. Additional growth will enable us to continue to increase net interest income.

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

                              RESULTS OF OPERATIONS

                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
          COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

         OVERVIEW. Consolidated net income for the nine-month period ended September 30, 2000 was $738,863 as compared to a $324,031 for the same period in 1999 for an increase of $414,832 or 128.0%. Income per common share for the first nine months of 2000 increased to $.44 basic and diluted from a basic and diluted income per common share of $.25 for the nine months of 1999. Net income for the three-month period ended September 30, 2000 was $271,814 as compared to $149,239 for the same period in 1999 for an increase of $ 122,575 or 82.1%. Income per common share for the three-month period ended September 30, 2000 increased to $ .16 basic and diluted from a basic of $.12 and diluted income per common share of $.11 for the three months ended September 30, 1999. The increase in net income for the nine-month period was comprised of increases in both net interest income after provision for loan losses of $859,904 and noninterest income of $53,705 reduced by an increase in noninterest expense of $486,329. The increase in net income for the three-month period was also comprised of increases in both net interest income after provision for loan losses of $308,811 and noninterest income of $19,225 reduced by an increase in noninterest expense of $192,825.

         NET INTEREST INCOME. Net interest income for the nine months ended September 30, 2000 and 1999, amounted to $3.5 million and $2.5 million, respectively, and for the three months ended September 30, 2000 and 1999, net interest income amounted to $1.2 million and $0.9 million, respectively. Net interest income represented the difference between interest income earned on interest earning assets and interest expense on interest bearing liabilities. The margin at September 30, 2000 was 3.42% compared to 3.57% at September 30, 1999.

         Interest income increased by $2.7 million, from $5.2 million for the nine-month period ended September 30, 1999 to $7.9 million for the nine-month period ended September 30, 2000 and for the three months ended September 30, 2000 and 1999, interest income increased by $1.1 million, from $1.9 million to $3.0 million, respectively. The 53.1% and 54.3% rise in interest income for the nine months ended and the three months ended September 30, 2000 as compared to the similar periods in 1999 was attributable to greater average outstanding balances in interest earning assets, principally loans receivable. Interest income should continue to grow as the loan portfolio and other interest earning assets increase.

         Interest expense increased by $1.8 million, from $2.7 million for the nine-month period ended September 30, 1999 to $4.5 million for the nine-month period ended September 30, 2000 and for the three months ended September 30, 2000 and 1999, interest expense increased by $0.7 million, from $1.0 million to $1.7 million, respectively. The 64.8% and 72.3% rise in interest expense for the nine months ended and the three months ended September 30, 2000 as compared to the similar periods in 1999 was primarily attributable to greater average outstanding balances in interest bearing liabilities as well as the competitiveness of the local market on deposit pricing. Interest expense should also continue to increase as deposits and Federal Home Loan Bank advances and other borrowings grow.

         PROVISION FOR LOAN LOSSES. The provision for loan losses is established based on factors such as the local and national economy and the risk associated with the loans in the portfolio. The provision for loan losses was $486,000 for the nine-month period ended September 30, 2000 compared to $348,325 in the same period in 1999. For the three months ended September 30, 2000, the provision for loan losses was $140,000 compared to $142,325 in the same period of 1999. At September 30, 2000, the allowance for loan losses was $1,756,000 or 1.44% of total loans receivable compared to $1,100, 000 or 1.39% at September 30, 1999. The increase in the allowance for loan losses is a result of the growth of the loan portfolio. The increase in the percentage of allowance for loan losses to total loans receivable between periods is a result of management's risk assessment of the portfolio. The risk assessment is based on numerous statistical factors including the specific asset class of each loan (i.e. commercial, residential or consumer), the internal risk rating of each loan, specific industry concentrations, an assessment for large dollar and unsecured loans and specific reserves for watchlist credits.

         We have not experienced any charge-offs of loans receivable since inception. At September 30, 2000, no portion of the allowance for loan losses was allocated to impaired loan balances, as there were no loans considered impaired. Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of a similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. Loans receivable are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that all principal and interest amounts will not be collected according to the original terms of the loan.

         Management allocated approximately 68% of the allowance for loan losses to commercial loans, 10% to residential real estate mortgage loans and 8% to installment loans at September 30, 2000, leaving 14% unallocated. There were no non-performing loans at September 30, 2000. Management believes the allowance for loan losses at September 30, 2000 was adequate to absorb existing losses in the loan portfolio.

         NONINTEREST INCOME. Noninterest income increased by $53,705, from $72,039 for the nine-month period ended September 30, 1999 to $125,744 for the nine-month period ended September 30, 2000. For the three-month period ended September 30, 2000, noninterest income increased by $19,225, from $28,988 for 1999 to $48,213 in 2000. Other income during all periods of 2000 and 1999 consisted of income from depository account service fees and other miscellaneous fees. For the nine-month period ended September 30, 2000, noninterest income was reduced by the loss from the sale of securities available for sale of $(19,916). Thus, the increases in total noninterest income in both periods was primarily due to increases in depository account service fees and other miscellaneous fees.

         NONINTEREST EXPENSE. The main components of noninterest expense were primarily salaries and employee benefits, occupancy and equipment, professional fees and data processing fees for both nine-month periods. Noninterest expense for the nine months ended September 30, 2000 was $2,363,074 as compared to $1,876,745 for the same period in 1999, an increase of $486,329. Management continues to control overhead expenses without impairing the quality of service provided to clients.

                                                                       Nine Months Ended September 30,

                                                              2000          1999        $ Change      % Change
                                                              ----          ----        --------      --------
     Salaries and employee benefits                     $  1,451,575    $ 1,075,932   $ 375,643        34.91%
     Occupancy and equipment expense                         297,711        324,354     (26,643)       (8.21)
     Advertising and promotion                                69,526         34,550      34,976       101.23
     Data processing                                         139,189        104,048      35,141        33.77
     Printing, postage, stationery and supplies               47,916         46,404       1,512         3.26
     Professional fees                                        92,145         69,959      22,186        31.71
     Other                                                   265,012        221,498      43,514        19.65
                                                         -----------     ----------  -----------
                                                          $2,363,074    $ 1,876,745   $ 486,329        25.91
                                                          ==========  =============  ===========

     Salaries and employee benefits experienced the most significant dollar increase of any noninterest expense component. For the nine months ended September 30, 2000, total salaries and employee benefits were $1,451,575 compared to $1,075,932 for the nine months ended September 30, 1999. For the three months ended September 30, 2000, salaries and employee benefits was $504,042 compared to $380,940 for the same period in 1999. The change in both periods was primarily attributable to the increase in the number of employees from 27 at September 30, 1999 to 33 at September 30, 2000, as well as merit and cost of living raises.

     Advertising and promotion expense experienced the largest single percentage increase within the noninterest expense category. For the nine months ended September 30, 2000 and September 30, 1999, advertising and promotion expense increased to $69,526 or $34,976 over the nine-month period in 1999 of $34,550. The change was primarily attributable to the increase in advertising and promotional expenses associated with attracting new clients as well as retaining existing clients.

     The reduction in our occupancy and equipment expense was a result of purchasing our headquarters building in May, 1999, eliminating the bank building lease expense. The increase in data processing continues to be associated with the growth in the number of account holders as well as the development of new products such as Premierecom, our secure internet banking application. The increase in professional fees and other noninterest expenses is a result of the growth in the size of the Bank.

     INCOME TAXES. We have utilized our entire net operating loss carry forward and have shown adequate profitability to warrant recording our net deferred tax assets. Consequently, we reversed all of the remaining $261,000 valuation allowance for deferred tax assets during the nine months ending September 30, 2000. As we continue to be profitable, we will continue to report net tax expense.

                               FINANCIAL CONDITION

 SEPTEMBER 30, 2000 COMPARED WITH THE DECEMBER 31, 1999 AND SEPTEMBER 30, 1999

         Our total assets increased by $32.6 million or 24.8% and $40.6 million or 33.0% to $163.5 million at September 30, 2000 from $130.9 million at December 31, 1999 and $122.9 million at September 30, 1999. The growth during all periods primarily resulted from an increase in the loan portfolio funded primarily by deposits received from clients and by FHLB advances. The largest increase in our balance sheet as of September 30, 2000 as compared to December 31, 1999 and September 30, 1999 was in the loan portfolio.

         CASH AND CASH EQUIVALENTS. Cash and cash equivalents increased by $3.5 million or 26.8% and $1.8 million or 12.2% to $16.8 million at September 30, 2000 from $13.3 and $15.0 million at December 31, 1999 and September 30, 1999. Cash and due from banks represented cash maintained at correspondent banks in the form of demand deposits as well as cash maintained at the Federal Reserve Bank of Chicago. Federal funds sold are inter-bank funds with daily liquidity. At September 30, 2000, we had $8,100,000 invested into federal funds. This amount increased by $.6 million and $.9 million from $7.5 million and $7.2 million at December 31, 1999 and September 30, 1999. The increase in federal funds sold was a result of increased deposit growth, Federal Home Loan Bank advances as well as maturities and sales of securities available for sale all of which was to fund the growth in the loan portfolio.

         INVESTMENT PORTFOLIO. Securities available for sale and FHLB stock totaled $23.6 million at September 30, 2000, which represented a decrease of $6.5 million or 21.7% and $4.1 million or 15.0% from $30.1 million at December 31, 1999 and $27.7 at September 30, 1999. The decrease was a result of sales of securities available for sale to fund increased loan demand as well as normal maturities.

         All securities have been classified as available for sale. Available for sale securities represent those securities which we may decide to sell if needed for liquidity, asset/liability management or other reasons. Such securities are reported at fair value with unrealized gains and losses included as a separate component of shareholders' equity, net of tax. The unrealized loss on the securities portfolio, net of taxes was $(319,785), ($750,016) and ($422,228) at September 30, 2000, December 31, 1999 and September 30, 1999.

         LOAN PORTFOLIO. Loans receivable net of allowance for loan losses increased by $34.7 million or 40.9% and $41.8 million or 53.6% to $119.8 million at September 30, 2000 from $85.1 million and $78.0 million at December 31, 1999 and September 30, 1999. The increase was largely attributable to our officer calling program.

         Management believes the allowance for loan losses at September 30, 2000 is adequate to absorb losses on outstanding loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

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

         OTHER ASSETS. Premises and equipment decreased by (1.9)% and increased by .9% to $1,437,126 at September 30, 2000 from $1,464,368 and $1,424,165 at
December 31, 1999 and September 30, 1999. The decrease from December 31, 2000, was due to a reduction in the amount of new technology needed to operate the Bank. The increase from September 30, 1999 was primarily the result of purchasing additional technology to further enhance our ability to meet the needs of our clients.

         Accrued interest receivable on loans, securities and interest bearing cash accounts decreased by (3.1)% and increased by 40.9% to $967,417 at September 30, 2000 from $998,569 and $686,688 at December 31, 1999 and September 30, 1999. The increase from September 30, 1999 was primarily due to greater average outstanding balances in interest earning assets, mainly loans. The decrease from December 31, 1999 was attributable to the reduction in accrued interest receivables in the investment portfolio due to maturities and sales of securities available for sale and normal semi-annual coupon payments.

         Other assets as of September 30, 2000, December 31, 1999 and September 30, 1999 totaled $43,045, $84,928 and $59,383, respectively. Other assets consist primarily of prepaid equipment maintenance contracts.

         DEPOSITS. Deposits increased by $24.2 million or 24.5% and $32.6 million or 36.2% to $122.4 million at September 30, 2000 from $98.2 million and $89.8 million at December 31, 1999 and September 30, 1999. We do not accept brokered certificates of deposit. The increase in deposits for these periods was a result of periodic aggressive pricing programs for deposits, ongoing marketing efforts and the hiring of new personnel. Management also believes the increase was a reaction by clients to the acquisitions and mergers of local banks by transferring their financial business to community banks that have the ability to offer more personalized service.

         SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE. Securities sold under agreements to repurchase decreased $.5 million and $2.2 million from $8.1 million and $9.8 million as of December 31, 1999 and September 30, 1999 to $7.6 million as of September 30, 2000. Though short-term in nature, securities sold under agreements to repurchase have been and continue to be a stable source of funds.

         FHLB ADVANCES. As a result of our membership in the Federal Home Loan Bank of Indianapolis, we have the ability to borrow for short or long-term purposes under a variety of programs. FHLB advances increased by $7.6 million and $9.1 million to $15.1 million as of September 30, 2000 from $7.5 million and $6.0 million at December 31, 1999 and September 30, 1999. As of September 30, 2000, the Bank held $878,500 of FHLB stock. The increases primarily resulted as we used FHLB advances for loan funding and general liquidity purposes.

         OTHER LIABILITIES. Accrued interest payable increased by $92,849 or 49.0% and $119,226 or 73.1% to $282,363 at September 30, 2000 from $189,514 and
$163,137 at December 31, 1999 and September 30, 1999. The increases were primarily due to greater average outstanding balances in interest bearing liabilities.

         Other liabilities increased by $87,362 or 131.3% and decreased by $(162,298) or (51.3)% to $153,920 as of September 30, 2000 from $66,558 and
$316,218 as of December 31, 1999 and September 30, 1999. Other liabilities were comprised of unpaid amounts for various products and services used in operating the Bank and meeting the needs of our clients.

CAPITAL RESOURCES

         The accumulated deficit decreased by $738,863 or 96.0% to $ (31,001) as of September 30, 2000 from $(769,864) as of December 31, 1999 and $925,826 or 96.8% from $(956,827) as of September 30, 1999. The decreases reflect net income for the nine and the twelve-month periods ended September 30, 2000.

         Accumulated other comprehensive loss, net of tax from net unrealized losses on securities available for sale, was $(319,785) as of September 30, 2000 as compared to $(750,016) and $(422,228) as of December 31, 1999 and September 30, 1999. The improvement since September 30, 1999 was attributable to a decrease in fair value of the securities available for sale due to rising interest rates offset by recognizing the tax benefit for the net unrealized losses during the three months ended September 30, 2000 due to the reversal of the deferred tax asset valuation allowance. The improvement since December 1999 was attributable to the increase in fair value of the securities available for sale due to declining interest rates.

         Total shareholders' equity was $18.0 million as of September 30, 2000, an increase of $1.2 million from $16.8 million as of December 31, 1999 and $1.1 million from $16.9 million as of September 30, 1999. The increase resulted from the increase in the net income for the periods, offset by the net changes in the net unrealized loss on securities available for sale, net of tax.

         The components of total risk-based capital are Tier 1 capital and Tier 2 capital. Tier 1 capital is total shareholders' equity less intangible assets. Tier 2 capital is Tier 1 capital plus a portion of the allowance for loan losses. The allowance for loan losses is includable in Tier 2 capital up to a maximum of 1.25% of risk weighted assets. The net unrealized appreciation (depreciation) on securities available for sale, net of tax, is not considered in meeting regulatory capital requirements. The following table provides the minimum regulatory capital requirements and the actual capital ratios at September 30, 2000:


                                                                      Minimum Required To Be
                                          Minimum Required For         Well Capitalized Under     Corporation's
                                              For  Purposes          Prompt Corrective Action        Capital         Bank's Capital
    September 30, 2000                      Capital Adequacy               Regulations                Ratio              Ratio
----------------------------------       ----------------------      -------------------------    -------------      --------------

Ratio of Total Capital to Risk
   Weighted Assets                                 8.0%                        10.0%                   15.9%              14.1%
Ratio of Tier 1 Capital to Risk
   Weighted Assets                                 4.0%                         6.0%                   14.7%              12.9%
Ratio of Tier 1 Capital to Average
   Assets                                          4.0%                         5.0%                   11.6%              10.8%




         The Bank and the Corporation exceeded the applicable minimum regulatory capital requirements at September 30, 2000 and were considered to be well capitalized.

         Restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. No cash or other dividends were declared or paid during the three-month periods or the nine month periods ended September 30, 2000 and 1999.

         As of September 30, 2000, management was not aware of any current recommendations by the banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on our liquidity, capital resources or operations.

                           ASSET/LIABILITY MANAGEMENT

                                    LIQUIDITY

         Liquidity relates primarily to our ability to fund loan demand, meet deposit clients' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest bearing deposits in other financial institutions and securities available for sale. These assets are commonly referred to as liquid assets. Liquid assets were $39.5 million at September 30, 2000 compared to $42.9 million at December 31, 1999 and $42.3 million at September 30, 1999. Liquidity levels decreased due to the loan portfolio growing at a faster pace than the deposit portfolio.

         The statements of cash flows for the periods presented provide an indication of our sources and uses of cash as well as an indication of our ability to maintain an adequate level of liquidity. A discussion of the statements of cash flows for the nine-month periods ended September 30, 2000 and 1999 follows.

         During both periods presented, we experienced a net increase in cash from operating activities. Net cash from operating activities was $1.1 million during the nine months ended September 30, 2000 compared to $1.3 million for the same period in 1999. The increase in cash from operating activities was primarily a result of our ability to generate an operating profit of $.7 million for the nine months ended September 30, 2000 compared to a net operating profit of $.3 million for the same period in 1999.

         For both periods presented, we experienced a net decrease in net cash from investing activities. Net cash from investing activities was $(28.8) million and $(28.7) million for the nine months ended September 30, 2000 and 1999, respectively. The changes in net cash from investing activities include purchases, sales, maturities and calls of securities available for sale, growth in loans receivable and purchases of premises and equipment.


         Net cash flow from financing activities was $31.2 million and $26.7 million for the periods ended September 30,

2000 and 1999, respectively. In 2000, the increase was primarily attributable to the growth in total deposits and Federal Home Loan Bank advances of $24.1 million and $7.6 million, respectively. In 1999 the increase was primarily attributable to the growth in deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances and proceeds from the issuance of common stock of $13.4 million, $3.4 million, $4.0 million and $5.9 million, respectively.

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

         Results of the simulation done as of September 30, 2000, suggest that we could expect net interest income to increase by approximately $316,000, if interest rates gradually decline by 100 basis points over the next twelve months, and to decrease approximately $192,000, if interest rates gradually increase 100 basis points over the next twelve months, from forecast levels of net interest income absent any changes in rates. These variances in net interest income were within our policy parameters established to manage interest rate risk. In addition to changes in interest rates, the level of future net interest income is also dependent on a number of other variables, including growth, composition and absolute levels of deposits, loans, and other earning assets and interest bearing liabilities, economic and competitive conditions, client preference and other factors.

         Results of the economic value of equity analysis done as of September 30, 2000, suggest that we could expect the value of our equity to be increased by .40% and .92%, if there was an immediate interest rate shift upward of 100 and 200 basis points and to decrease (1.50)% and (5.43)%, if there was an immediate interest rate shift downward of 100 and 200 basis points.

         Austin Advisors, Inc., a firm specializing in consulting and providing assistance to banks, performs a formal asset/liability management analysis on a monthly basis. This information is presented and reviewed by the Asset/Liability Committee.

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

         Although various bank regulatory agencies have issued regulations as mandated by the Act, except for the jointly issued privacy regulations, the Act and its implementing regulations have had little impact on the daily operations of the Company and the Bank and, at this time, it is not possible to predict the impact the Act and its implementing regulations may have on the Company or the Bank. As of the date of this filing, the Company has not applied for or received approval to operate as a financial holding company. In addition, the Bank has not applied for or received approval to establish any financial subsidiaries. Less than 10% of all bank holding companies have elected to become financial holding companies.

                        RECENT ACCOUNTING PRONOUNCEMENTS

         SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and 138, requires derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. The adoption of this statement on January 1, 2000 is not expected to have a material effect on the consolidated financial statements.

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

         (b)      Reports on Form 8-K
                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  ST. JOSEPH CAPITAL CORPORATION
                                                  (Registrant)


Date:  November 14, 2000                          /s/ John W. Rosenthal
                                                  ---------------------------
                                                  John W. Rosenthal
                                                  President

Date:  November 14, 2000                          /s/ Edward R. Pooley
                                                  ---------------------------
                                                  Edward R. Pooley
                                                  Principal Financial Officer