Form 10KSB40
period 2000-12-31
ST JOSEPH CAPITAL CORP
filed 2001-03-26
CIK 1015856

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000
                                       -----------------

[ ]  Transition report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934 For the transition period from               to
                                                --------------  --------------

Commission file number     333-06581
                       ---------------------

                         St. Joseph Capital Corporation
                         ------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                    35-1977746
--------------------------------          ------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or Organization)

3820 Edison Lakes Parkway, Mishawaka, Indiana             46545
---------------------------------------------   ------------------------------
(Address of Principal Executive Offices)                (Zip Code)

                                 (219) 273-9700
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

      Securities registered under Section 12(b) of the Exchange Act: None. Securities registered under Section 12(g) of the Exchange Act: None.

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
                                Yes [x]  No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     The Issuer's revenues for its most recent fiscal year were $11,276,711.

     The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 9, 2001 was approximately $19,933,926. As of said date, the Issuer had 1,398,872 shares of Common Stock issued and outstanding.

                      Documents incorporated by reference:
     Part II and III of Form 10-KSB - Portions of the 2000 Annual Report to
                  Stockholders filed herewith as Exhibit 99.2.

    Part III of Form 10-KSB - Portions of the Proxy Statement for the annual meeting of stockholders to be held May 9, 2001.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [x]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     We are a bank holding company that owns the St. Joseph Capital Bank, a full-service commercial banking institution located in Mishawaka, Indiana. The bank provides a broad range of banking products and services, including credit, cash management, deposit and asset management to its targeted client base of executive and professionals and small to medium-sized businesses. Our market area encompasses a substantial portion of the Indiana communities of Mishawaka, South Bend, Notre Dame, Granger, Osceola and Elkhart, as well as certain Michigan communities, including Niles, Edwardsburg and Cassopolis. Due to the overlap of this metropolitan area over state lines, this region is often referred to as "Michiana." At December 31, 2000, we had total assets of $177.1 million, loans of $131.7 million and deposits of $122.4 million.

     The individuals who organized the company continue to represent a strategic advantage for us. Our directors are experienced business people who have had significant experience as directors or executive officers of other financial institutions prior to becoming involved with us. Specifically, six of our directors have been or currently serve as executive officers of other financial institutions.

     Our company started its banking operations on February 13, 1997 with the goal of building a locally owned and managed financial institution to meet the banking needs of our targeted clients. As part of our operating strategy, we strive to offer clients a high level of service on a consistent basis. Total assets have increased from $21.2 million at March 31, 1997 to $177.1 at December 31, 2000. Our rapid growth since 1997 has largely been a product of our success in attracting targeted individuals and businesses to become clients coupled with our ability to recruit and retain a community-oriented management team with significant commercial banking experience in the Michiana area. We have also taken advantage of the client disruption caused by the acquisition of a number of the area's other locally owned financial institutions by large and super-regional bank holding companies.

     Our rapid growth to date, coupled with our desire to take advantage of additional opportunities to increase our market share, lead us to increase the capital in our banking subsidiary during 1999 to support additional growth. That additional growth will eventually allow us to take advantage of the operating leverage available to a larger financial institution. Many of our expenses are fixed costs. Increasing our client base allows us to spread those costs over a larger universe of clients thereby improving our operating efficiency. However, our overall asset growth rate continues to exceed the growth rate of our retained earnings. An increase in the bank's capital also allowed us to increase our lending limit, which will enable us to compete more effectively in our marketplace.

     A hallmark of our operations has been our commitment to operate out of a single location as a way of keeping tight control on overhead expenses. The delivery of our banking services is accomplished through our headquarters facility, a courier service program, our ATM/debit card product, our postage paid bank-by-mail program, telephone banking and computer banking. The diversity of our delivery systems enables our clients to choose the method of banking which is most convenient for them. While no plans currently exist, we may also expand our product offerings, move into new markets or make strategic acquisitions of other financial institutions in the future. We intend to continue to pursue an aggressive growth strategy focused on the addition of experienced banking personnel in the Michiana area, while also maintaining strong asset quality and enhancing our profitability.

     We have and will continue to price our loan products and deposit products competitively. The net interest income generated by the lending and deposit gathering activities of the bank should continue to increase as the overall size of the bank increases.

     We currently maintain our office at 3820 Edison Lakes Parkway, Mishawaka, Indiana, 46545. Our telephone number is (219) 273-9700.

BUSINESS STRATEGY

     We expect to establish a high standard of quality in each service we provide, and our employees are expected to emphasize service in their dealings with clients. We believe that the use of state-of-the-art technology will permit each employee to devote more time and attention to personal service, respond more quickly to a client's requests and deliver services in the most timely manner possible.

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

LENDING ACTIVITIES

     We provide a broad range of commercial and retail lending services to corporations, partnerships and individuals. The bank actively markets its services to qualified borrowers. Lending officers actively solicit the business of new borrowers entering their market areas as well as long-standing members of the local business community. The bank has established lending policies, which include a number of underwriting factors to be considered in making a loan, including location, loan to value ratio, cash flow, interest rate and the credit history of the borrower.

     Our legal lending limit is approximately $2,800,000. The board of directors has established an "in-house" limit of $ 2,200,000. The board may from time to time raise or lower the "in-house" limit, as it deems appropriate to comply with safe and sound banking practices and respond to overall economic conditions.

     As part of the loan monitoring activity at the bank, the officers' loan committee meets weekly to review loan portfolio dynamics. Loan review officers present detailed reports on the loan portfolio to the board during monthly board meetings. Management has attempted to identify problem loans at an early stage and to aggressively seek a resolution of these situations.

     COMMERCIAL LOANS. We are an active commercial lender in the Michiana area. Our areas of emphasis include, but are not limited to, loans to manufacturers, building contractors, developers and business services companies. We also provide a wide range of business loans, including lines of credit for working capital and operational purposes, as well as term loans for the acquisition of equipment and other purposes. Collateral for these loans generally includes accounts receivables, inventory, equipment and real estate. In addition, the bank has taken personal guarantees to help assure payment when appropriate. Terms of commercial business loans generally range from one to five years. A significant portion of our commercial business loans have floating interest rates or re-price within one year. We also make commercial real estate loans, which are generally secured by the underlying real estate and improvements. However, we may also require additional assets of the borrower as collateral.

     RESIDENTIAL REAL ESTATE MORTGAGE LOANS. The main focus of our lending activity continues to be on the commercial side and residential mortgages have been viewed by us primarily as a way to attract and service targeted clients. We offer a variety of adjustable rate products as well as traditional 15-year fixed rate loans. The growth in the residential loan portfolio has in part been due to the fact that historically low interest rates over the last few years have induced a large number of home owners to refinance existing home mortgages and an equally large number to acquire or construct homes. The bank has retained substantially all real estate loans in its portfolio.

     CONSUMER LENDING. We provide all types of consumer loans including motor vehicles, home improvement, home equity, signature loans and small personal credit lines. The bank has no indirect lending, and intends to actively seek to increase its personal lines of credit and home equity loans.

COMPETITION

     Our market area is competitive. We compete for loans principally through the range and quality of service we provide and interest rates. We believe that our reputation in the community we serve and personal service philosophy enhances our ability to compete favorably in attracting and retaining individual and business clients. We actively solicit deposits by offering clients personal attention, professional service and competitive rates.

     There are other commercial banks, savings and loans and credit unions, along with other financial institutions that operate in our primary market area. In addition, many other financial institutions based in the communities surrounding these areas also actively compete for clients within these market areas. We also face competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market mutual funds, loan production offices and other providers of financial services.

     Under the Gramm-Leach-Bliley Act of 1999, effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which we conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

MARKET AREA

     We offer a full range of commercial and consumer banking services primarily within a fifteen mile radius of our main office located in Mishawaka, Indiana. This area encompasses a substantial portion of the Indiana communities of Mishawaka, South Bend, Notre Dame, Granger, Osceola and Elkhart, and certain Michigan communities, including Niles, Edwardsburg and Cassopolis. Due to the overlap of this metropolitan area over state lines, this region is often referred to as "Michiana."

     The local economy is diversified among manufacturing, retail and wholesale trades and service industries. The area's retail, distribution, convention and tourism, health care and services sectors have expanded to offset the decrease in manufacturing jobs, which has occurred in recent years. The University of Notre Dame is the area's largest employer and contributes to the stability of the local economy. South Bend is also home to other colleges and technical schools providing additional stability and access to a skilled work force.

     Memorial Hospital and St. Joseph's Medical Center are the two largest health care providers in the Michiana area. Bosch Corp., Honeywell and A. M. General Corp. are three of the region's largest manufacturers, and the area is also home to a number of smaller manufacturing, retail and service businesses. Many major manufacturing companies are also located in adjacent Elkhart County, including Coachmen Industries, CTS Corporation and Skyline Corporation. We believe this diverse commercial base provides significant potential for business banking services, together with personal banking services for owners and employees of these entities.

EMPLOYEES

     We have 38 full-time equivalent employees. None of our employees are covered by a collective bargaining agreement with St. Joseph or the bank. We consider our employee relations to be excellent.

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

     The following is a summary of the material elements of the regulatory framework that applies to the Company and the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply to the Company and the Bank, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable law, regulations or regulatory policies may have a material effect on the business of the Company and the Bank.

THE COMPANY

     GENERAL. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is also required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and the Bank as the Federal Reserve may require. The Company is also subject to regulation by the DFI under Indiana law.

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

     The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies that have not received approval to operate as financial holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, this authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. Eligible bank holding companies that elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank or financial holding companies. As of the date of this filing, the Company has not applied for nor received approval to operate as a financial holding company.

     Federal law also prohibits any person or company from acquiring "control" of a bank or bank holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of 10% or more of the outstanding shares of a bank or bank holding company.

     CAPITAL REQUIREMENTS. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

     The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total risk-weighted assets; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

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

     As of December 31, 2000, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements, with a total risk-based capital ratio of 15.0%, a tier 1 risk-based capital ratio of 13.7% and a tier 1 leverage capital ratio of 11.4%.

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

     During the year ended December 31, 2000, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2001, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

     The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution: (i) has engaged or is engaging in unsafe or unsound practices; (ii) is in an unsafe or unsound condition to continue operations; or (iii) has violated any applicable law, regulation, order or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Bank is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

     FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Between January 1, 2000, and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 2000, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

     SUPERVISORY ASSESSMENTS. All Indiana banks are required to pay supervisory assessments to the DFI to fund the operations of the DFI. During the year ended December 31, 2000, the Bank paid supervisory assessments to the DFI totaling $11,870.

     CAPITAL REQUIREMENTS. The FDIC has established the following minimum capital standards for state-chartered insured nonmember banks, such as the Bank:
(i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (see "--The Company--Capital Requirements").

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

     As a condition to being granted federal deposit insurance, the FDIC required the Bank to maintain a minimum leverage ratio of 8% during the first three years of the Bank's operations. As of December 31, 2000, the Bank exceeded applicable regulatory capital requirements with a total risk-based capital ratio of 13.7%, a tier 1 risk-based capital ratio of 12.5% and a tier 1 leverage capital ratio of 10.4%.

     Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution's asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution. As of December 31, 2000, the Bank was well capitalized, as defined by FDIC regulations.

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

     The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, we exceeded our minimum capital requirements under applicable guidelines as of December 31, 2000. As of December 31, 2000, $546,000 was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by us if the FDIC determines such payment would constitute an unsafe or unsound practice.

     INSIDER TRANSACTIONS. We are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit by the Company, on investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by us to its directors and officers, to directors and officers of the Company, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or a principal stockholder of the Company may obtain credit from banks with which we maintain a correspondent relationship.

     SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies have adopted guidelines, which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

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

     BRANCHING AUTHORITY. Indiana banks, such as ours, have the authority under Indiana law to establish branches anywhere in the State of Indiana, subject to receipt of all required regulatory approvals.

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Indiana permits interstate mergers subject to certain conditions, including a prohibition against interstate mergers involving Indiana banks that have been in existence and continuous operation for fewer than five years. Additionally, Indiana law allows out-of-state banks to acquire individual branch offices in Indiana and to establish new branches in Indiana subject to certain conditions, including a requirement that the laws of the state in which the out-of-state bank is headquartered grant Indiana banks authority to acquire and establish branches in such state.

     STATE BANK ACTIVITIES. Under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless we meet, and continue to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which we are a member. These restrictions have not had, and are not currently expected to have, a material impact on our operations.

     Eligible state banks are also authorized to engage, through "financial subsidiaries," in certain activities that are permissible for financial holding companies (as described above) and certain activities that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity. As of the date of this filing, we have not applied for nor received approval to establish any financial subsidiaries.

     FEDERAL RESERVE SYSTEM. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $42.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $42.8 million, the reserve requirement is $1.284 million plus 10% of the aggregate amount of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. We are in compliance with the foregoing requirements.

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of St. Joseph Capital Corporation and its subsidiary is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes thereto, included elsewhere in this report.

                                                            At December 31
                                                            (In thousands)
SUMMARY OF FINANCIAL CONDITION:              2000      1999      1998      1997        1996
                                             ----      ----      ----      ----        ----
Total assets                               $177,071  $130,932  $ 96,604  $ 50,839   $  11,841
Total cash and cash equivalents              19,543    13,266    15,719     4,535       1,410
Interest-bearing time deposits in
  other financial institutions                    -         -         -       500           -
Securities available for sale                23,172    29,676    31,066    22,351      10,128
Loans receivable, net of allowance for
  loan losses                               129,841    85,054    48,011    21,991           -
Total deposits                              122,432    98,241    76,390    34,916           -
FHLB advances                                27,570     7,500     2,000         -           -
Total shareholders' equity                   18,561    16,799    11,611    11,257      11,793
Average shareholders' equity                 17,480    13,345    11,296    11,628       4,754
Average total assets                        147,817   108,773    71,232    31,283       4,892

                                            Years Ended December 31, 2000, 1999, 1998, 1997
                                       and Period From February 29, 1996 to December 31, 1996
                                                          (In thousands)
SUMMARY OF OPERATING RESULTS:                2000      1999      1998      1997        1996
                                             ----      ----      ----      ----        ----
Total interest and dividend income         $ 11,072  $  7,370  $  4,790  $  2,022   $     197
Total interest expense                        6,290     3,847     2,699       942           8
                                           --------  --------  --------  --------   ---------
     Net interest income                      4,782     3,523     2,091     1,080         189
Provision for loan losses                       582       518       392       360           -
Total noninterest income                        205        98       158         4           -
Total noninterest expense                     3,170     2,592     2,086     1,486         479
                                           --------  --------  --------  --------   ---------
Income (loss) before income taxes             1,235       511      (229)     (762)       (290)
Income tax expense                              213         -         -         -           -
                                           --------  --------  --------  --------   ---------
     Net income (loss)                     $  1,022  $    511  $   (229) $   (762)  $    (290)
                                           ========  ========  ========  ========   =========

SUPPLEMENTAL DATA:
Return on average total assets                  .69%      .47%     (.32)%   (2.44)%     (5.93)%
Return on average shareholders' equity         5.85      3.83     (2.03)    (6.55)      (6.10)
Net interest rate spread (1)                   2.49      2.68      2.09      1.61       (1.25)
Net yield on average interest-earning
  assets (2)                                   3.43      3.46      3.15      3.72        4.58
Net interest income to operating
  expenses (3)                               150.87    135.92    100.21     72.65       39.49
Average shareholders' equity to average
  total assets                                11.83     12.27     15.86     37.17       97.18
Average interest-earning assets to average
  interest-bearing liabilities               120.11    120.30    126.52    165.02    3,103.01
Nonperforming assets to total assets              -         -         -         -           -
Nonperforming loans to total loans
  receivable                                      -         -         -         -           -
Allowance for loan losses to total loans
   receivable                                  1.41      1.47      1.54      1.61           -
Allowance for loan losses to non-performing
  loans receivable                                -         -         -         -           -
Basic income (loss) per common share       $    .61  $    .37  $   (.18) $   (.60)  $    (.23)
Diluted income (loss) per common share     $    .60  $    .36  $   (.18) $   (.60)  $    (.23)
Dividends declared per common share        $      -  $      -  $      -  $      -   $       -
Book value per common share                $  11.08  $  10.03  $   9.08  $   8.87   $    9.32
Number of offices                                 1         1         1         1           -

-------------------------------------------------------------------------------


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

Item 1.  Business-Statistical Disclosure

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     A. The following are the average balance sheets for the years ending December 31:

                                             --------------2000--------------
                                                          ----
                                             Average                 Average
                                             Balance     Interest      Rate
                                             --------    --------    --------
                                                  (Dollars in thousands)
  ASSETS
  Interest-earning assets
    Federal funds sold                       $  3,398    $    212        6.24%
    Interest-bearing deposits in other
      financial institutions                      126           5        3.97
    Securities available for sale (1)          25,287       1,544        5.95
    FHLB stock                                    684          57        8.33
    Loans receivable (2)                      109,457       9,254        8.45
                                             --------    --------
     Total interest-earning assets (1)        138,952      11,072        7.93%

  Noninterest-earning assets
    Cash and due from banks                     7,712
    Allowance for loan losses                  (1,598)
    Premises and equipment, net                 1,454
    Accrued interest receivable and
      other assets                              1,297
                                             --------

                                             $147,817
                                             ========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest-bearing liabilities
    Savings, NOW and money markets           $ 56,023    $  2,858        5.10%
    Certificates of deposit                    38,759       2,312        5.97
    Federal funds purchased                       626          42        6.71
    Securities sold under agreements
      to repurchase                             6,998         311        4.44
    FHLB advances                              13,278         767        5.78
                                             --------    --------
     Total interest-bearing liabilities       115,684       6,290        5.44%
                                                         --------

  Noninterest-bearing liabilities
    Demand deposits                            14,396
    Accrued interest payable and
      other liabilities                           257
                                             --------
                                              130,337

  Shareholders' equity                         17,480
                                             --------

                                             $147,817
                                             ========

  Net interest income/spread                             $  4,782        2.49%
                                                         ========

  Net interest income as a percent
    of average interest earning assets (1)                               3.43%
                                                                     ========


-----------------------------------------------------------------------------
(1) Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities.
(2) Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)


                                             --------------1999--------------
                                                           ----
                                             Average                  Average
                                             Balance     Interest      Rate
                                             --------    --------    --------
                                                  (Dollars in thousands)
  ASSETS
  Interest-earning assets
    Federal funds sold                       $  4,449    $    228        5.12%
    Interest-bearing deposits in other
      financial institutions                      109           8        7.34
    Securities available for sale (1)          28,959       1,726        5.94
    FHLB stock                                    375          24        6.40
    Loans receivable (2)                       67,884       5,384        7.93
                                             --------    --------
     Total interest-earning assets (1)        101,776       7,370        7.23%

  Noninterest-earning assets
    Cash and due from banks                     5,954
    Allowance for loan losses                    (970)
    Premises and equipment, net                 1,214
    Accrued interest receivable and
      other assets                                799
                                             --------
                                             $108,773
                                             ========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest-bearing liabilities
    Savings, NOW and money markets           $ 44,707    $  1,943        4.35%
    Certificates of deposit                    26,673       1,341        5.03
    Federal funds purchased                        74           4        5.41
    Securities sold under agreements
      to repurchase                             8,980         366        4.07
    FHLB advances                               4,167         193        4.63
                                             --------    --------
     Total interest-bearing liabilities        84,601       3,847        4.55%
                                                         --------

  Noninterest-bearing liabilities
    Demand deposits                            10,460
    Accrued interest payable and
      other liabilities                           367
                                             --------
                                               95,428

  Shareholders' equity                         13,345
                                             --------

                                             $108,773
                                             ========

  Net interest income/spread                             $  3,523        2.68%
                                                         ========    ========

  Net interest income as a percent
     of average interest earning assets (1)                              3.46%
                                                                     ========


-----------------------------------------------------------------------------
(1) Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities.
(2) Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)


                                             --------------1998--------------
                                                           ----
                                              Average                Average
                                              Balance    Interest      Rate
                                             --------    --------    --------
                                                  (Dollars in thousands)
  ASSETS
  Interest-earning assets
    Federal funds sold                       $  6,114    $    325        5.32%
    Interest-bearing deposits in other
      financial institutions                       88           7        7.95
    Securities available for sale (1)          27,459       1,652        6.08
    FHLB stock                                    115           9        7.83
    Loans receivable (2)                       32,955       2,797        8.49
                                             --------    --------
     Total interest-earning assets (1)         66,731       4,790        7.21%

  Noninterest-earning assets
    Cash and due from banks                     3,644
    Allowance for loan losses                    (536)
    Premises and equipment, net                   820
    Accrued interest receivable and
      other assets                                573
                                             --------

                                             $ 71,232
                                             ========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest-bearing liabilities
    Savings, NOW and money markets           $ 25,785    $  1,286        4.99%
    Certificates of deposit                    18,278       1,011        5.53
    Federal funds purchased                        56           3        5.36
    Securities sold under agreements
      to repurchase                             8,601         399        4.64
    FHLB advances                                  22           -           -
                                             --------    --------
     Total interest-bearing liabilities        52,742       2,699        5.12%
                                                         --------

  Noninterest-bearing liabilities
    Demand deposits                             6,955
    Accrued interest payable and
      other liabilities                           239
                                             --------
                                               59,936

  Shareholders' equity                         11,296
                                             --------

                                             $ 71,232
                                             ========

  Net interest income/spread                             $  2,091        2.09%
                                                         ========    ========

  Net interest income as a percent
     of average interest earning assets (1)                              3.15%
                                                                     ========

-----------------------------------------------------------------------------
(1) Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities.
(2) Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

     B. The following tables set forth the effect of volume and rate changes on interest income and expense for the periods indicated. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

         Volume Variance          -  change in volume multiplied by the
                                     previous year's rate.
         Rate Variance            -  change in rate multiplied by the previous
                                     year's volume.
         Rate/Volume Variance     -  change in volume multiplied by the change
                                     in rate. This variance was allocated to
                                     volume variance and rate variance in
                                     proportion to the relationship of the
                                     absolute dollar amount of the change
                                     in each.


                                         Total     Variance Attributable To     Total   Variance Attributable To
                                       Variance    ------------------------   Variance    ------------------------
                                       2000/1999     Volume        Rate       1999/1998     Volume        Rate
                                       ---------     ------        ----       ---------     ------        ----
                                                                   (In thousands)
INTEREST INCOME
   Federal funds sold                  $     (16)   $     (60)   $      44    $     (97)   $    (86)   $      (11)
   Interest-bearing deposits in other
     financial institutions                   (3)           1           (4)           1           2            (1)
   Securities available for sale            (182)        (180)          (2)          74         113           (39)
   FHLB stock                                 33           24            9           15          17            (2)
   Loans receivable                        3,870        3,494          376        2,587       2,782          (195)
                                       ---------    ---------    ---------    ---------    --------    ----------
                                           3,702        3,279          423        2,580       2,828          (248)

INTEREST EXPENSE
   Savings, NOW and money markets            915          542          373          657         840          (183)
   Certificates of deposit                   971          688          283          330         429           (99)
   Federal funds purchased                    38           37            1            1           1             -
   Securities sold under agreements
     to repurchase                           (55)         (86)          31          (33)         17           (50)
   FHLB advances                             574          516           58          193         193             -
                                       ---------    ---------    ---------    ---------    --------    ----------
                                           2,443        1,697          746        1,148       1,480          (332)
                                       ---------    ---------    ---------    ---------    --------    ----------

NET INTEREST INCOME                    $   1,259    $   1,582    $    (323)   $   1,432    $  1,348    $       84
                                       =========    =========    =========    =========    ========    ==========


II.  INVESTMENT PORTFOLIO

     A. The carrying value of securities available for sale as of December 31 are summarized as follows:
                                         2000          1999        1998
                                         ----          ----        ----
                                                 (In thousands)

         U.S. Government and
           federal agencies            $  20,280    $  26,255    $  27,276
         Obligations of states and
           political subdivisions          2,759        3,345        2,574
         Corporate bonds                       -            -        1,195
         Marketable equity securities        133           76           21
                                       ---------    ---------    ---------

                                       $  23,172    $  29,676    $  31,066
                                       =========    =========    =========


     B. The maturity distribution and weighted average interest rates of debt securities available for sale at December 31, 2000 are as follows:

                               -------------------------------------Maturing-----------------------------------
                                                                   --------
                                                            (Dollars in thousands)
                                                      After One Year      After Five Years
                                      Within             But Within           But Within         After
                                     One Year            Five Years            Ten Years       Ten Years
                                     --------            ----------            ---------       ---------
                                Amount     Rate      Amount     Rate     Amount     Rate     Amount    Rate
                               --------    -----   ---------    -----   --------    -----   --------   -----

     U.S. Government and
       federal agencies        $  5,988     6.11%  $  14,292     6.01%  $       -       -%  $      -       -%
     Obligations of states
       and political
       subdivisions                   -       -        2,080     5.06         679    7.91          -       -
                               --------            ---------            ---------           --------

                               $  5,988     6.11%  $  16,372     5.89%  $     679    7.91%  $      -       -%
                               ========            =========            =========           ========


         The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

     C. Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no securities of any one issuer which exceeded 10% of the shareholders' equity of the Company at December 31, 2000.

III.     LOAN PORTFOLIO

     A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated:

                                     2000       1999       1998        1997       1996
                                     ----       ----       ----        ----       ----
                                                     (In thousands)
         Commercial                $ 89,721   $ 56,591   $ 33,202    $ 14,733   $       -
         Residential real estate
           mortgage                  34,223     26,571     13,925       6,376           -
         Installment loans to
           individuals                7,749      3,161      1,636       1,242           -
                                   --------   --------   --------    --------   ---------

                                   $131,693   $ 86,323   $ 48,763    $ 22,351   $       -
                                   ========   ========   ========    ========   =========


         Concentrations of Credit Risk: The Company grants commercial, residential real estate mortgage and installment loans to individuals mainly in northern Indiana. Commercial loans include loans collateralized by business assets. Commercial loans make up approximately 68% of the loan portfolio and the loans are expected to be repaid from cash flow from operations of businesses. Residential real estate mortgage loans make up approximately 26% of the loan portfolio and are collateralized by residential real estate. Installment loans to individuals make up approximately 6% of the loan portfolio and are primarily collateralized by consumer assets.

     B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following table shows the amounts of commercial loans outstanding as of December 31, 2000, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

                                                           2000
                                                           ----
                                                      (In thousands)
         Maturing
         Within one year                                 $ 46,930
         After one year but within five years              33,250
         After five years                                   9,541
                                                         --------

                                                         $ 89,721
                                                         ========

                                           Commercial Loan Interest Sensitivity
                                                            2000
                                                            ----
                                                       (In thousands)
                                               Fixed     Variable
                                                Rate       Rate       Total
         Due after one year but
           within five years                  $ 28,024   $  5,226    $ 33,250
         Due after five years                    7,293      2,248       9,541
                                              --------   --------    --------

                                              $ 35,317   $  7,474    $ 42,791
                                              ========   ========    ========

     C.  Risk Elements

         1. Nonaccrual, Past Due, Restructured and Impaired Loans - The following schedule summarizes nonaccrual, past due, restructured and impaired loans at December 31:

                                                         2000     1999    1998     1997     1996
                                                         ----     ----    ----     ----     ----
                                                                    (In thousands)


             (a) Loans accounted for on a
                 nonaccrual basis                        $  -     $  -    $  -     $  -     $  -

             (b) Accruing loans which are
                 contractually past due 90 days or
                 more as to interest or principal
                 payments                                   -        -       -        -        -

             (c) Loans not included in (a) or (b)
                 which are "Troubled Debt
                 Restructurings" as defined by
                 Statement of Financial Accounting
                 Standards No. 15                           -        -       -        -        -

             (d) Other loans defined as "impaired"          -        -       -        -        -
                                                         ----     ----    ----     ----     ----

                                                         $  -     $  -    $  -     $  -     $  -
                                                         ====     ====    ====     ====     ====


             Management believes the allowance for loan losses at December 31, 2000 is adequate to absorb any losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover probable losses incurred based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

                                                                          2000
                                                                          ----
                                                                     (In thousands)

             Gross interest income that would have been
             recorded in 2000 on nonaccrual loans outstanding
             at December 31, 2000 if the loans had been
             current, in accordance with their original terms
             and had been outstanding throughout the period
             or since origination if held for part of the
             period                                                       $  -

             Interest income actually recorded on nonaccrual loans
             and included in net income for the period                       -
                                                                          ----

             Interest income not recognized during the period             $  -
                                                                          ====


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

             2.  Potential Problem Loans

                 As of December 31, 2000, in addition to the $0 of loans reported under Item III, C.1., there are approximately $3.4 million of loans in other outstanding loans where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to
                 Item III. C.1 at some future date. Consideration was given to loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in Section 1 above. To the extent that such loans are not included in the $0 potential problem loans described above, management believes that such loans will not materially impact future operating results, liquidity, or capital resources.

             3.  Foreign Outstandings

                 None

             4.  Loan Concentrations

                 None

     D.  Other Interest-Bearing Assets

         There are no other interest-bearing assets as of December 31, 2000 which would be required to be disclosed under Item III. C.1 or 2 if such assets were loans.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

     A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

                                                         2000        1999       1998         1997           1996
                                                         ----        ----       ----         ----           ----
                                                                          (Dollars in thousands)
       LOANS
              Loans outstanding at end
                of period                              $131,693    $ 86,323    $ 48,763    $   22,351    $       --
                                                       ========    ========    ========    ==========    ==========
              Average loans outstanding
                during period                          $109,457    $ 67,884    $ 32,955    $    9,895    $       --
                                                       ========    ========    ========    ==========    ==========
       ALLOWANCE FOR LOAN LOSSES
              Balance at beginning of period           $  1,270    $    752    $    360    $       --    $       --

              Loans charged-off
                  Commercial                                 --          --          --            --            --
                  Residential real estate
                    mortgage                                 --          --          --            --            --
                  Installment loans to
                    individuals                              --          --          --            --            --
                                                       --------    --------    --------    ----------    ----------
              Recoveries of loans previously
                charged-off
                  Commercial                                 --          --          --            --            --
                  Residential real estate
                    mortgage                                 --          --          --            --            --
                  Installment loans to
                    individuals                              --          --          --            --            --
                                                       --------    --------    --------    ----------    ----------
                                                             --          --          --            --            --
                                                       --------    --------    --------    ----------    ----------
      Net loans charged-off                                  --          --          --            --            --

      Provision for loan losses                             582         518         392           360            --
                                                       --------    --------    --------    ----------    ----------

      Balance at end of period                         $  1,852    $  1,270    $    752    $      360    $       --
                                                       ========    ========    ========    ==========    ==========
      Ratio of net charge-offs during the
        period to average loans outstanding
        during the period                                    -%          -%          -%             -%            -%
                                                       ========    ========    ========    ==========    ==========

          The allowance for loan losses balance and the provision for loan losses are judgmentally determined by management based upon periodic reviews of the loan portfolio. In addition, as the Company does not have an established charge-off history, management considered the level of charge-offs on loans experienced by peer financial institutions having loan portfolio mix and risk characteristics similar to the Company's loan portfolio mix and risk characteristics. Estimating the risk of loss and the amount of loss is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values and other factors and estimates which are subject to change over time.

     B. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios at December 31:

                   -------------------------Allocation of the Allowance for Loan Losses-------------------------------
                                            -------------------------------------------
                            2000                   1999                     1998                       1997
                            ----                   ----                     ----                       ----
                              Percentage of         Percentage of             Percentage of              Percentage of
                                Loans In              Loans In                  Loans In                    Loans In
                                  Each                  Each                      Each                        Each
                                Category              Category                  Category                    Category
                    Allowance   to Total   Allowance  to Total    Allowance     to Total      Allowance     to Total
                     Amount       Loans     Amount      Loans       Amount        Loans        Amount        Loans
                     ------       -----     ------      -----       ------        -----        ------        -----
                                                      (Dollars in thousands)
Commercial         $   1,302       68.1%  $     873       65.5%   $      471        68.1%     $     151       65.9%
Residential real
  estate mortgage        201       26.0         140       30.8            75        28.5             49       28.5
Installment loans to
  individuals            110        5.9          70        3.7            31         3.4             14        5.6
Unallocated              239          -         187          -           175           -            146          -
                   ---------   --------   ---------   --------    ----------     -------      ---------    -------
                   $   1,852      100.0%  $   1,270      100.0%   $      752       100.0%     $     360      100.0%
                   =========   ========   =========   ========    ==========     =======      =========    =======

          While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.   DEPOSITS
     The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

                                                2000                      1999                    1998
                                                ----                      ----                    ----
                                         Average     Average     Average        Average    Average      Average
                                         Amount       Rate        Amount          Rate     Amount        Rate
                                         ------       ----        ------          ----     ------        ----
                                                               (Dollars in thousands)
     Savings,  NOW and money
       markets                          $  56,023      5.10%     $  44,707       4.35%     $25,785        4.99%
     Certificates of deposits              38,759      5.97         26,673       5.03       18,278        5.53
     Demand deposits (noninterest-
       bearing)                            14,396         -         10,460          -        6,955           -
                                        ---------                ---------                 -------

                                        $ 109,178                $  81,840                 $51,018
                                        =========                =========                 =======

     Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2000 are summarized as follows:

                                                                  2000
                                                                 Amount
                                                                 ------
                                                             (In thousands)

     Three months or less                                     $    14,304
     Over three months and through six months                       2,004
     Over six months and through twelve months                      8,180
     Over twelve months                                               722
                                                              -----------
                                                              $    25,210
                                                              ===========

VI.  RETURN ON EQUITY AND ASSETS

     The ratio of net income (loss) to average shareholders' equity and average total assets and certain other ratios are as follows:

                                                        2000             1999            1998
                                                        ----             ----            ----
                                                                (Dollars in thousands)
     Average total assets                           $    147,817     $    108,773     $     71,232
                                                    ============     ============     ============
     Average shareholders'
     equity (1)                                     $     17,480     $     13,345     $     11,296
                                                    ============     ============     ============
     Net income (loss)                              $      1,022     $        511     $       (229)
                                                    ============     ============     ============
     Cash dividends declared                        $          -     $          -     $          -
                                                    ============     ============     ============

     Return on average total assets                          .69%             .47%            (.32)%

     Return on average shareholders' equity                 5.85%            3.83%           (2.03)%

     Dividend payout percentage                                -%               -%               -%

     Average shareholders'
     equity to average total assets                        11.83%           12.27%           15.86%

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

ITEM 2.   DESCRIPTION OF PROPERTY

     We leased the premises for our main office until we purchased the building and land for $800,000 in May, 1999. This facility serves as our main office as well as our corporate headquarters and is located at 3820 Edison Lakes Parkway, Mishawaka, Indiana. The premises consist of a 9,600 square foot, two-story brick building constructed in 1988 with parking for approximately 57 vehicles. The building is located on a major thoroughfare in Mishawaka, approximately 2 miles south of Interstate 80 and near the city's population center.

     We have four interior teller stations and a night depository facility. We believe the facility will be adequate to meet our needs for the foreseeable future. We believe that the building is adequately covered by insurance.

ITEM 3.   LEGAL PROCEEDINGS

     As a depository of funds, we may occasionally be named as a defendant in lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. Such litigation is incidental to our business.

     We are not aware of any pending litigation against us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 2000 to a vote of the Company's shareholders.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock was held by approximately 125 holders of record as of March 16, 2001, and is quoted on the OTC Bulletin Board under the symbol "SJOE." To date there has been no regular and liquid market for the common stock, and there can be no assurance that a regular and liquid trading market will develop in the foreseeable future.

     The following table shows, for the periods indicated, the high and low trades per share of transactions in our common stock as quoted on the OTC Bulletin Board. Other private transactions may have occurred during the periods indicated of which we have no knowledge. The following prices represent inter-dealer prices without retail markups, markdowns or commissions.

                                        Per Share               Per Share
                                          Prices                Dividends
            1999                  High           Low            Declared
            ----                  ----           ---            --------

     March 31, 1999            $   18.25      $    16.50            -
     June 30, 1999                 16.50           15.00            -
     September 30, 1999            17.75           15.50            -
     December 31, 1999             16.25           15.25            -

            2000
            ----

     March 31, 2000            $   15.67      $    13.00            -
     June 30, 2000                 15.25           13.50            -
     September 30, 2000            15.25           13.50            -
     December 31, 2000             15.13           11.50            -


     No cash or other dividends were declared or paid during the fiscal year ended December 31, 2000 or 1999. We expect that all company and bank earnings, if any, will be retained to finance our growth and that no cash dividends will be paid for the foreseeable future. If and when dividends are declared, we will probably be largely dependent upon dividends paid by the bank for funds to pay dividends on our common stock. It is also possible however that we will pay dividends in the future generated from investment income and other activities of the company.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The information shown under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" furnished to the Securities Exchange Commission as Exhibit 99.2 to this Annual Report on Form 10-KSB is incorporated by reference.


ITEM 7.   FINANCIAL STATEMENTS

     The information presented under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Shareholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements," as well as the Report of Independent Auditors, Crowe, Chizek and Company LLP, dated March 2, 2001, furnished to the Securities Exchange Commission as Exhibit 99.2 to this Annual Report on Form 10-KSB is incorporated by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information listed under the caption "Election of Directors" in the Proxy Statement furnished to the Securities Exchange Commission as Exhibit 99.1 to this Report is incorporated by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     The information presented under the captions "Summary Compensation Table," "Options Granted in Last Fiscal Year," and "Aggregated Stock Option Exercises in Last Fiscal Year and Fiscal Year End Option Values" and in the second to last paragraph under the caption "Election of Directors" in the Proxy Statement furnished to the Securities Exchange Commission is incorporated by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information presented under the caption "Stock Ownership of Certain Beneficial Owners" in the Proxy Statement furnished to the Securities Exchange Commission is incorporated by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information listed under the caption "Transactions With Management" in the Proxy Statement furnished to the Securities Exchange Commission is incorporated by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

          The Exhibit Index, which immediately follows the signature pages to this Form 10-KSB is incorporated by reference. The exhibits required to be filed with this Form 10-KSB are included with this Form 10-KSB and are located immediately following the Exhibit Index to this Form 10-KSB.

     (B)  Reports on Form 8-K

          The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2001.

                                      ST. JOSEPH CAPITAL CORPORATION

                                      By:  /s/ John W. Rosenthal
                                         ---------------------------------------
                                           John W. Rosenthal, Chief Executive
                                           Officer and Chairman of the Board

                                      By:  /s/ Edward R. Pooley
                                         ---------------------------------------
                                           Edward R. Pooley, Principal Financial
                                           Officer and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities noted below and on March 16, 2001.


       Signature                                        Title
       ---------                                        -----

/s/ John W. Rosenthal                     President, Principal Executive Officer
--------------------------------          and Chairman of the Board
John W. Rosenthal



/s/ Brian R. Brady                        Director
--------------------------------
Brian R. Brady


/s/ Anna Reilly Cullinan                  Director
--------------------------------
Anna Reilly Cullinan


/s/ David A. Eckrich                      Director
--------------------------------
David A. Eckrich


/s/ Jerry Hammes                          Director
--------------------------------
Jerry Hammes

Signature                              Title
---------                              -----

/s/ V. Robert Hepler                  Director
---------------------------
V. Robert Hepler


/s/ Scott C. Malpass                  Director
---------------------------
Scott C. Malpass


/s/ Todd Martin                       Director
---------------------------
Todd Martin


/s/ Jack Matthys                      Director
---------------------------
Jack Matthys


/s/ Arthur H. McElwee                 Director
---------------------------
Arthur H. McElwee


/s/ Myron Noble                       Director
---------------------------
Myron Noble


/s/ Richard A. Rosenthal              Director
---------------------------
Richard A. Rosenthal


/s/ Robert A. Sullivan                Director
---------------------------
Robert A. Sullivan


/s/ Dr. Carolyn Woo                   Director
---------------------------
Dr. Carolyn Woo

                         ST. JOSEPH CAPITAL CORPORATION
                                  EXHIBIT INDEX

============================================================================================================================
                                                                                                          INCORPORATED BY
   EXHIBIT NO.                                   DESCRIPTION OF EXHIBITS                                     REFERENCE
----------------------------------------------------------------------------------------------------------------------------
       3.1           Certificate of Incorporation, as amended, of St. Joseph Capital Corporation                 *
----------------------------------------------------------------------------------------------------------------------------
       3.2           Bylaws of St. Joseph Capital Corporation                                                    *
----------------------------------------------------------------------------------------------------------------------------
       4.1           Specimen Common Stock Certificate of St. Joseph Capital Corporation (See also               *
                     Articles IV, VI, VII, VIII, XI and XII of Exhibit 3.1 and
                     Articles III, IX, X, XI and XII of Exhibit 3.2)
----------------------------------------------------------------------------------------------------------------------------
      10.1           St. Joseph Capital Corporation 1996 Stock Incentive Plan                                    *
----------------------------------------------------------------------------------------------------------------------------
      10.2           Stock Option Agreement between St. Joseph Capital Corporation and John W.                   *
                     Rosenthal, dated June 11, 1996
----------------------------------------------------------------------------------------------------------------------------
      10.3           Employment Agreement between St. Joseph Capital and John W. Rosenthal, dated                *
                     March 18, 1996
----------------------------------------------------------------------------------------------------------------------------
      10.4           Amendment to the Employment Agreement between St. Joseph Capital Corporation and           ***
                     John W. Rosenthal, dated March 18, 1996
----------------------------------------------------------------------------------------------------------------------------
      10.5           St. Joseph Capital Bank 401(k) Plan                                                        **
----------------------------------------------------------------------------------------------------------------------------
      21.1           Subsidiary of St. Joseph Capital Corporation                                                *
----------------------------------------------------------------------------------------------------------------------------
      99.1           Proxy Statement and form of proxy for the Annual Meeting of Stockholders to be             ****
                     held May 9, 2001, (except for sections incorporated by reference into this Form
                     10-KSB, the proxy materials shall not be deemed to be "filed" with the Commission)
----------------------------------------------------------------------------------------------------------------------------
      99.2           2000 Annual Report, (except for sections incorporated by reference into this Form    Attached Hereto
                     10-KSB, the Annual Report materials shall not be deemed to be "filed" with the
                     Commission)
============================================================================================================================

* Incorporated by reference from the Registration Statement on Form SB-2 filed by the Company on June 21, 1996 (SEC File No. 333-06581), as amended.
** Incorporated by reference from the Registration Statement on Form S-8 filed by the Company on October 29, 1996 and amended on January 23, 1997 (SEC File No. 333-14999).
*** Incorporated by reference from the 1997 Form 10-KSB filed by the Company on March 31, 1998.
**** Portions incorporated by reference from the Form 14A (Definitive Proxy Statement) filed by the Company on March 26, 2001.