Form 10QSB
period 2001-03-31
ST JOSEPH CAPITAL CORP
filed 2001-05-10
CIK 1015856

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


         x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
            For the Quarterly Period ended March 31, 2001

         o  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from            to
                                           ----------    ----------

                        Commission File Number: 333-6581

                         ST. JOSEPH CAPITAL CORPORATION
        ----------------------------------------------------------------
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

                                 (219) 273-9700
                                 ---------------
                           (Issuer's telephone number)

                                       N/A
(Former name, former address and former fiscal year, if changed since last report)

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

         1,675,112 shares of common stock, $0.01 par value per share, were outstanding as of May 3, 2001.

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

                                TABLE OF CONTENTS


                                                                                         PAGE
                                                                                        NUMBER
                                                                                        ------
                          PART I - FINANCIAL INFORMATION
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets,
                    March 31, 2001 (Unaudited), December 31, 2000
                    and March 31, 2000 (Unaudited)                                         3

              Condensed Consolidated Statements of Income,
                    Three Months Ended March 31, 2001 and 2000 (Unaudited)                 4

              Condensed Consolidated Statements of Changes in Shareholders' Equity,
                    Three Months Ended March 31, 2001 and 2000 (Unaudited)                 5

              Condensed Consolidated Statements of Cash Flows,
                    Three Months Ended March 31, 2001 and 2000 (Unaudited)                 6

              Notes to Condensed Consolidated Financial Statements (Unaudited)             7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                         7

                            PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                              15

ITEM 2.    CHANGES IN SECURITIES                                                          16

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                                16

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                            16

ITEM 5.    OTHER INFORMATION                                                              16

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                               16

SIGNATURES                                                                                16

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         PART I - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      MARCH 31,                              MARCH 31,
ASSETS                                                                 2001             DECEMBER 31,           2000
                                                                     (UNAUDITED)            2000            (UNAUDITED)
                                                                    ------------       -------------        ------------
     Cash and due from banks                                        $ 14,077,045       $  10,761,934        $ 20,115,511
     Interest-bearing deposits in other financial institutions-
      short-term                                                         383,139             181,342              92,514
     Federal funds sold                                                7,850,000           8,600,000           5,500,000
                                                                    ------------       -------------        ------------
              Total cash and cash equivalents                         22,310,184          19,543,276          25,708,025
     Securities available for sale                                    20,226,494          23,171,754          25,546,814
     Federal Home Loan Bank (FHLB) stock                               1,578,500           1,378,500             550,000
     Loans receivable, net of allowance for loan losses of
       $1,932,000 at March 31, 2001, $1,852,000 at
       December 31, 2000 and $1,428,000 at March 31, 2000            135,400,589         129,840,947          93,000,647
     Accrued interest receivable                                         935,140           1,112,052             777,804
     Premises and equipment, net                                       1,411,190           1,411,981           1,489,619
     Other assets                                                        556,635             612,369             219,835
                                                                    ------------       -------------        ------------
              Total assets                                          $182,418,732       $ 177,070,879        $147,292,744
                                                                    ============       =============        ============


LIABILITIES AND SHAREHOLDERS'  EQUITY
LIABILITIES
     Deposits
          Noninterest-bearing demand                                $ 17,824,871       $  19,331,110        $ 17,632,927
          Savings, NOW and money market                               61,710,221          72,259,033          52,282,659
          Certificates of deposit                                     43,835,478          30,841,379          42,208,647
                                                                    ------------       -------------        ------------
              Total deposits                                         123,370,570         122,431,522         112,124,233
     Securities sold under agreements to repurchase                    8,185,640           8,083,473           6,920,852
     FHLB advances                                                    31,570,000          27,570,000          11,000,000
     Accrued interest payable                                            263,949             238,386             165,344
     Other liabilities                                                     9,197             186,924              96,438
                                                                    ------------       -------------        ------------
              Total liabilities                                      163,399,356         158,510,305         130,306,867

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value, 2,500,000 shares authorized;
          1,675,112 shares issued and outstanding at March 31, 2001,
          December 31, 2000 and March 31, 2000                            16,751              16,751              16,751
     Additional paid in capital                                       18,311,089          18,302,139          18,302,139
     Retained earnings (accumulated deficit)                             561,040             251,708            (561,522)
     Accumulated other comprehensive income (loss), net
          of tax of $86,998, $(6,683) and $-0- at March 31, 2001,
          December 31, 2000 and March 31, 2000                           130,496             (10,024)           (771,491)
                                                                    ------------       -------------        ------------
              Total shareholders' equity                              19,019,376          18,560,574          16,985,877
                                                                    ------------       -------------        ------------
              Total liabilities and shareholders' equity            $182,418,732       $ 177,070,879        $147,292,744
                                                                    ============       =============        ============




      See accompanying notes to condensed consolidated financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                      Three Months            Three Months
                                                                         Ended                   Ended
                                                                      Mar 31, 2001            Mar 31, 2000
                                                                      ------------            ------------
Interest and dividend income
         Loans receivable, including fees                             $  2,757,316            $  1,823,494
         Securities available for sale - taxable                           287,093                 450,964
         Securities available for sale - tax exempt                         20,861                   8,530
         FHLB stock                                                         28,003                   8,427
         Federal funds sold                                                102,658                  18,790
         Other interest earning assets                                       2,515                     837
                                                                      ------------            ------------

                  Total interest and
                  dividend income                                        3,198,446               2,311,042

Interest expense
         Deposits                                                        1,361,839               1,041,061
         Federal funds purchased                                            19,871                  11,537
         Securities sold under agreements to
           repurchase                                                       76,388                  73,238
         FHLB advances                                                     390,184                 102,709
                                                                      ------------            ------------
                  Total interest expense                                 1,848,282               1,228,545
                                                                      ------------            ------------

NET INTEREST INCOME                                                      1,350,164               1,082,497

Provision for loan losses                                                   80,000                 158,000
                                                                      ------------            ------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                              1,270,164                 924,497

Noninterest income
         Gain (loss) on sales and calls of securities
            available for sale, net                                         22,368                 (13,589)
         Other income                                                       69,727                  35,963
                                                                      ------------            ------------
                  Total noninterest income                                  92,095                  22,374

Noninterest expense
     Salaries and employee benefits                                        543,117                 454,200
     Occupancy and equipment                                               111,561                 102,399
     Other expense                                                         209,949                 181,930
                                                                      ------------            ------------
         Total noninterest expense                                         864,627                 738,529
                                                                      ------------            ------------

INCOME BEFORE INCOME TAX EXPENSE                                           497,632                 208,342

Income tax expense                                                         188,300                      --
                                                                      ------------            ------------

NET INCOME                                                            $    309,332            $    208,342
                                                                      ============            ============

Basic income per common share                                         $        .18            $        .12
                                                                      ============            ============
Diluted income per common share                                       $        .18            $        .12
                                                                      ============            ============


     See accompanying notes to condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                      Three Months            Three Months
                                                                         Ended                    Ended
                                                                      Mar 31, 2001            Mar 31, 2000
                                                                         Total                    Total
                                                                      Shareholders'           Shareholders'
                                                                        Equity                    Equity
                                                                        ------                    ------
BALANCE AT BEGINNING OF PERIOD:                                       $ 18,560,574            $ 16,799,010

Comprehensive income:
     Net income                                                            309,332                 208,342

     Net change in net unrealized
       appreciation (depreciation) on
       securities available for sale, net
       of reclassification adjustments
       and tax effects                                                     140,520                 (21,475)
                                                                      ------------            ------------

         Total comprehensive income                                        449,852                 186,867

Purchase of 2,900 shares of treasury
  stock                                                                    (33,065)                     --

Sale of 2,900 shares of treasury
  stock                                                                     42,015                      --
                                                                      ------------            ------------
BALANCE AT END OF PERIOD:                                             $ 19,019,376            $ 16,985,877
                                                                      ============            ============


     See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                      Three Months            Three Months
                                                                         Ended                   Ended
                                                                     March 31, 2001          March 31, 2000
                                                                     --------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                       $    309,332            $    208,342
     Adjustments to reconcile net income to net cash
       from operating activities
         Depreciation                                                       69,078                  66,385
         Provision for loan loss                                            80,000                 158,000
         Net amortization on securities
              available for sale                                            20,911                  22,520
         Loss/(gain) on sales and calls of securities
              available for sale, net                                      (22,368)                 13,589
         Net change in:
              Accrued interest receivable                                  176,912                 220,765
              Other assets                                                 (37,947)              (134,907)
              Accrued interest payable                                      25,563                 (24,170)
              Other liabilities                                           (177,727)                 29,880
                                                                      ------------            ------------
                      Net cash from operating activities                   443,754                 560,404
                                                                      ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of securities available for sale                          (7,172,718)             (2,438,629)
     Proceeds from sales of securities available for sale                7,353,636               4,929,980
     Proceeds from maturities and calls of securities
         available for sale                                              3,000,000               1,580,000
     Purchase of FHLB stock                                               (200,000)               (161,200)
     Net change in loans receivable                                     (5,639,642)             (8,105,089)
     Purchase of premises and equipment, net                               (68,287)                (91,636)
                                                                      ------------            ------------
         Net cash from investing activities                             (2,727,011)             (4,286,574)
                                                                      ------------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                939,048              13,883,012
     Net change in securities sold under agreements
         to repurchase                                                     102,167              (1,214,932)
     Proceeds from FHLB advances                                         4,000,000               3,500,000
     Purchase of treasury stock                                            (33,065)                     --
     Sale of treasury stock                                                 42,015                      --
                                                                      ------------            ------------
         Net cash from financing activities                              5,050,165              16,168,080
                                                                      ------------            ------------
Net change in cash and cash equivalents                                  2,766,908              12,441,910

Cash and cash equivalents at beginning of period                        19,543,276              13,266,115
                                                                      ------------            ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 22,310,184            $ 25,708,025
                                                                      ============            ============

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                     $  1,822,719            $  1,252,715
         Income taxes                                                 $    178,000                 132,000

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion provides additional information regarding our operations for the three-month periods ended March 31, 2001 and 2000 and financial condition as of March 31, 2001, March 31, 2000 and December 31, 2000. This discussion should be read in conjunction with our consolidated financial statements and the accompanying notes thereto and other information in our 2000 Form 10-KSB.

                                    OVERVIEW

         St. Joseph Capital Corporation was formed in February 1996 for the purpose of organizing the Bank. The Bank opened in February 1997 with $10.0 million in assets and the Company grew to approximately $182.4 million in assets as of March 31, 2001. We expect continued opportunities for growth, even though the rate of growth will probably be slower than we have experienced to date.

         On September 10, 1999, we completed a rights offering during which 390,581 shares of our common stock were sold at $15.50 per share, resulting in gross proceeds of $6.1 million. We used approximately $5.5 million of the proceeds from the rights offering to provide additional capital to the Bank.

         We reported earnings of $309,332 or $.18 basic and diluted income per common share for the three-month period ended March 31, 2001 as compared to a net income of $208,342 or $.12 basic and diluted income per common share for the same period in 2000. The increase resulted primarily from increased net interest income as a result of the growth in the loan portfolio. During the three-month period ending March 31, 2001, we recorded tax expense of $188,300 compared to $-0- tax expense for the three-month period ending March 31, 2000. We did not record any tax expense during the three-month period ending March 31, 2000 due to our tax loss carryforward as a result of our startup. In future quarters, we anticipate to continue to record income tax expense.

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

                                     GENERAL

         We are a bank holding company that owns the St. Joseph Capital Bank, a full-service commercial banking institution located in Mishawaka, Indiana. The bank provides a broad range of banking products and services, including credit, cash management, deposit and asset management to its targeted client base of executives and professionals and small to medium-sized businesses. Our market area encompasses a substantial portion of the Indiana communities of Mishawaka, South Bend, Notre Dame, Granger, Osceola and Elkhart, as well as certain Michigan communities, including Niles, Edwardsburg and Cassopolis. Due to the overlap of this metropolitan area over state lines, this region is often referred to as "Michiana."

         The individuals who organized the company continue to represent a strategic advantage for us. Our directors are experienced business people who have had significant experience as directors or executive officers of other financial institutions prior to becoming involved with us.

         Our company started its banking operations on February 13, 1997 with the goal of building a locally owned and managed financial institution to meet the banking needs of our targeted clients. As part of our operating strategy, we strive to offer clients a high level of service on a consistent basis. Our growth since 1997 has largely been a product of our success in attracting targeted individuals and businesses to become clients coupled with our ability to recruit and retain a community-oriented management team with significant commercial banking experience in the Michiana area. We have also taken advantage of the client disruption caused by the acquisition of a number of the area's other locally owned financial institutions by large and super-regional bank holding companies.

         Our rapid growth to date, coupled with our desire to take advantage of additional opportunities to increase our market share, lead us to increase the capital in our banking subsidiary during 1999 to support additional growth. That additional growth will allow us to take advantage of the operating leverage available to a larger financial institution. Many of our expenses are fixed costs. Increasing our client base allows us to spread those costs over a larger universe of clients thereby improving our operating efficiency. However, our overall asset growth rate continues to exceed the growth rate of our retained earnings. An increase in the bank's capital also allowed us to increase our lending limit, which will enable us to compete more effectively in our marketplace.

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

                                   MARKET AREA

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

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000

         OVERVIEW. Consolidated net income for the three-month period ended March 31, 2001 was $309,332 as compared to $208,342 for the same period in 2000 for an increase of $ 100,990 or 48.5%. Basic and diluted income per common share for the three-month period ended March 31, 2001 increased to $.18 from a basic and diluted income per common share of $.12 for the corresponding period on 2000, an increase of $.06 per common share or 50.0%. The increase in net income for the three-month period was comprised of increases in net interest income after provision for loan losses of $345,667 and noninterest income of $69,721 reduced by an increase in noninterest expense of $126,098.

         NET INTEREST INCOME. Net interest income for the three-months ended March 31, 2001 and 2000, amounted to $1.4 million and $1.1 million, respectively. Net interest income represented the difference between interest income earned on interest earning assets and interest expense on interest bearing liabilities.

         Interest income increased by $.9 million, from $2.3 million for the three-month period ended March 31, 2000 to $3.2 million for the three-month period ended March 31, 2001. The 38.4% rise in interest income for the three-months ended March 31, 2001 as compared to the similar period in 2000 was attributable to greater average outstanding balances in interest earning assets, principally loans receivable. Interest income should continue to grow as the loan portfolio and other interest earning assets increase.

         Interest expense increased by $.6 million, from $1.2 million for the three-month period ended March 31, 2000 to $1.8 million for the corresponding period in 2001. The 50.4% rise in interest expense for the three-months ended March 31, 2001 as compared to the similar period in 2000 was primarily attributable to greater average outstanding balances in interest bearing liabilities as well as the continued competitiveness of the local market on deposit pricing. Interest expense should also continue to increase as deposits and Federal Home Loan Bank advances and other borrowings grow. The magnitude of the increase may vary due to recent changes by the Federal Reserve in short-term interest rates.

         PROVISION FOR LOAN LOSSES. The provision for loan losses is established based on factors such as the local and national economy and the risk associated with the loans in the portfolio. The provision for loan losses was $80,000 for the three-month period ended March 31, 2001 compared to $158,000 for the same period in 2000. At March 31, 2001, the allowance for loan losses was $1,932,000 or 1.41% of total loans receivable compared to $1,428,000 or 1.51% of total loans receivables at March 31, 2000. The decrease in the allowance for loan losses as a percentage of total loans receivable was primarily a result of management's risk assessment of the portfolio. The risk assessment is based on numerous statistical and other factors including the specific asset class of each loan (i.e. commercial, residential or consumer), the internal risk rating of each loan, specific industry concentrations, an assessment for large dollar and unsecured loans and specific reserves for watchlist credits.

         We have not experienced any charge-offs of loans receivable since inception. Accordingly, in estimating the risk of loss in our loan portfolio, we considered the level of charge-offs on loans experienced by peer financial institutions having a loan portfolio mix and risk characteristics similar to our loan portfolio mix and characteristics. At March 31, 2001, no portion of the allowance for loan losses was allocated to impaired loan balances, as there were no loans considered impaired. Management believes the allowance for loan losses at March 31, 2001 was adequate to absorb losses in the loan portfolio, including potential losses due to the slowing economy.

         NONINTEREST INCOME. Noninterest income increased by $69,721, from $22,374 for the three-month period ended March 31, 2000 to $92,095 for the three-month period ended March 31, 2001. Other income during the period of 2001 consisted of income from the sale of securities available for sale, depository account service fees and other miscellaneous fees. Other income for 2000 consisted of income from depository account service fees and other miscellaneous fees offset by losses on the sale of securities available for sale.

         NONINTEREST EXPENSE. The main components of noninterest expense were salaries and employee benefits, occupancy and equipment, advertising and promotion, data processing and professional fees for the three-month period ended March 31, 2001 and 2000. Noninterest expense for 2001 was $864,627 as compared to $738,529 in 2000, an increase of 17.1%. Management continues to control overhead expenses without impairing the quality of service provided to clients.

         Salaries and employee benefits experienced the most significant dollar increase of any noninterest expense component. For 2001, total salaries and employee benefits were $543,117 compared to $454,200, an increase of 19.6%. The increase was primarily attributable to the increase in the number of employees required to service the increased client base, as well as merit and cost of living raises.

         INCOME TAXES. We have utilized our entire net operating loss carry forward and have shown adequate profitability to warrant recording our net deferred tax assets. Consequently, we reversed all of the remaining $260,835 valuation allowance for deferred tax assets during 2000. As we continue to be profitable, we will continue to report income tax expense.

                               FINANCIAL CONDITION

      MARCH 31, 2001 COMPARED WITH THE DECEMBER 31, 2000 AND MARCH 31, 2000

         Our total assets increased by $5.3 million or 3.0% and $35.1 million or 23.8% to $182.4 million at March 31, 2001 from $177.1 million at December 31, 2000 and $147.3 million at March 31, 2000. The growth during all periods primarily resulted from an increase in the loan portfolio funded primarily by deposits received from clients and by FHLB advances. The largest increase in our balance sheet as of March 31, 2001 as compared to December 31, 2000 and March 31, 2000 was in the loan portfolio.

         CASH AND CASH EQUIVALENTS. Cash and cash equivalents increased by $2.8 million or 14.2% and decreased by $3.4 million or 13.2% to $22.3 million at March 31, 2001 from $19.5 and $25.7 million at December 31, 2000 and March 31, 2000. Cash and due from banks represented cash maintained at correspondent banks, in the form of demand deposits as well as cash maintained at the Federal Reserve Bank of Chicago. The increase and decrease during the two periods is attributable to the fluctuations in the size of the cash letter that occur during the normal course of business.

         INVESTMENT PORTFOLIO. Securities available for sale and FHLB stock totaled $21.8 million at March 31, 2001, which represented a decrease of $2.7 million or 11.2% and $4.3 million or 16.4% from $24.6 million at December 31, 2000 and $26.1 at March 31, 2000. The decrease was a result of sales of securities available for sale to fund increased loan demand as well as normal maturities.

         All securities have been classified as available for sale. Available for sale securities represent those securities which we may decide to sell if needed for liquidity, asset/liability management or other reasons. Such securities are reported at fair value with unrealized gains and losses included as a separate component of shareholders' equity, net of tax. The unrealized gain on the securities portfolio, net of taxes was $130,496 at March 31, 2001 as compared to an unrealized loss on the securities portfolio, net of taxes of $(10,024) and $(771,491) at December 31, 2000 and March 31, 2000.

         LOAN PORTFOLIO. Loans receivable net of allowance for loan losses increased by $5.6 million or 4.3% and $42.4 million or 45.6% to $135.4 million at March 31, 2001 from $129.8 million and $93.0 million at December 31, 2000 and March 31, 2000. The increase was largely attributable to our officer calling program. The credit quality of our loan portfolio continues to be strong. The weakening economy may result in problem loans, but we expect the problems to be manageable and of lesser scope than for larger financial institutions.

         The allowance for loan losses balance and the provision for loan losses are judgmentally determined by management based upon periodic reviews of the loan portfolio. In addition, as we do not have an established charge-off history, management considers the level of charge-offs experienced by peer financial institutions having loan portfolio mix and risk characteristics similar to our loan portfolio mix and risk characteristics. Estimating the risk of loss and the amount of loss is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values and other factors and estimates which are subject to change over time.

         While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

         DEPOSITS. Deposits increased by $.9 million or .8% and $11.2 million or 10.0% to $123.4 million at March 31, 2001 from $122.4 million and $112.1 million at December 31, 2000 and March 31, 2000. The increase in deposits for these periods was a result of periodic aggressive pricing programs for deposits, ongoing marketing efforts and the hiring of new personnel. Management also believes the increase was a reaction by clients to the acquisitions and mergers of local banks by transferring their financial business to community banks that have the ability to offer more personalized service.

         FHLB ADVANCES. As a result of our membership in the Federal Home Loan Bank of Indianapolis, we have the ability to borrow for short or long-term purposes under a variety of programs. FHLB advances increased by $4.0 million and $20.6 million to $31.6 million as of March 31, 2001 from $27.6 million and $11.0 million at December 31, 2000 and March 31, 2000. As of March 31, 2001, the Bank held $1,578,500 of FHLB stock. The increases primarily resulted as we used FHLB advances for loan funding and general liquidity purposes.

                                CAPITAL RESOURCES

         The accumulated deficit at March 31, 2000 was $(561,522). Due to our profit of $1,021,572 during 2000, this accumulated deficit was wiped out and we had retained earnings of $251,708 as of December 31, 2000. Retained earnings increased to $561,040 during the three-months ended March 31, 2001 due to our continued profits.

         Total shareholders' equity was $19.0 million as of March 31, 2001, an increase of $.4 million from $18.6 million as of December 31, 2000 and $2.0 million from $17.0 million as of March 31, 2000. The increase resulted from the increase in the net income for the periods and the changes in the net unrealized gain on securities available for sale, net of tax.

         The components of total risk-based capital are Tier 1 capital and Tier 2 capital. Tier 1 capital is total shareholders' equity less intangible assets. Tier 2 capital is Tier 1 capital plus a portion of the allowance for loan losses. The allowance for loan losses is includable in Tier 2 capital up to a maximum of 1.25% of risk weighted assets. The net unrealized appreciation (depreciation) on securities available for sale, net of tax, is not considered in meeting regulatory capital requirements. The following table provides the minimum regulatory capital requirements and the actual capital ratios at March 31, 2001:


                                        -----------------------     Minimum Required To Be
--------------------------------------      Minimum Required         Well Capitalized Under     Corporation's
                                               For Capital          Prompt Corrective Action       Capital      Bank's Capital
            March 31, 2001                  Adequacy Purposes             Regulations               Ratio           Ratio
--------------------------------------  -----------------------   --------------------------- ---------------- ----------------
Ratio of Total Capital to Risk
   Weighted Assets                                 8.0%                       10.0%                 14.8%           13.6%
Ratio of Tier 1 Capital to Risk
   Weighted Assets                                 4.0%                        6.0%                 13.6%           12.4%
Ratio of Tier 1 Capital to Average
   Assets                                          4.0%                        5.0%                 10.5%            9.8%

         The Bank and the Corporation exceeded the applicable minimum regulatory capital requirements at March 31, 2001 and were considered to be well capitalized.

         Restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. No cash or other dividends were declared or paid during the three-month period ended March 31, 2001 and 2000.

         As of March 31, 2001, management was not aware of any current recommendations by the banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on our liquidity, capital resources or operations.

                           ASSET/LIABILITY MANAGEMENT
                                    LIQUIDITY

         Liquidity relates primarily to our ability to fund loan demand, meet deposit clients' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest bearing deposits in other financial institutions and securities available for sale. These assets are commonly referred to as liquid assets. Liquid assets were $42.5 million at March 31, 2001 compared to $42.7 million at December 31, 2000 and $51.3 million at March 31, 2000.

         The statements of cash flows for the periods presented provide an indication of our sources and uses of cash as well as an indication of our ability to maintain an adequate level of liquidity. A discussion of the statements of cash flows for the three-month period ended March 31, 2001 and 2000 follows.

         During both periods presented, we experienced a net increase in cash from operating activities. Net cash from operating activities was $.4 million during the three-month period ended March 31, 2001 compared to $.6 million for the corresponding period in 2000. The increase in cash from operating activities was primarily a result of our ability to generate an operating profit of $.3 million during the three-month period ended March 31, 2001 and $.2 million during the three-month period ended March 31, 2000.

         For the three-month period ended March 31, 2001 and 2000, we experienced a net decrease in net cash from investing activities. Net cash from investing activities was $(2.7) million and $(4.3), respectively. The changes in net cash from investing activities include purchases, sales, maturities and calls of securities available for sale, growth in loans receivable and purchases of premises and equipment.

         Net cash flow from financing activities was $5.1 million and $16.2 million, respectively. During the three-month period ended March 31, 2001, the increase was primarily attributable to the growth in Federal Home Loan Bank advances of $4.0 million. During the same period of 2000, the increase was primarily attributable to the growth in total deposits and Federal Home Loan Bank advances of $13.9 million and $3.5 million, respectively.

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

         Results of the simulation done as of March 31, 2001, suggest that we could expect net interest income to increase by approximately $261,000, if interest rates gradually decline by 100 basis points over the next twelve months, and to decrease approximately $142,000, if interest rates gradually increase 100 basis points over the next twelve months, from forecast levels of net interest income absent any changes in rates. These variances in net interest income were within our policy parameters established to manage interest rate risk. In addition to changes in interest rates, the level of future net interest income is also dependent on a number of other variables, including growth, composition and absolute levels of deposits, loans, and other earning assets and interest bearing liabilities, economic and competitive conditions, client preference and other factors. Other simulations are run quarterly looking at changes to interest income given 200 and 300 basis point changes in interest rates.

         Results of the economic value of equity analysis done as of March 31, 2001, suggest that we could expect the value of our equity to decrease (.23)% and (33)%, if there was an immediate interest rate shift upward of 100 and 200 basis points and to decrease (2.44)% and (7.04)%, if there was an immediate interest rate shift downward of 100 and 200 basis points. Management believes the scenarios indicate a bank that has relatively low overall interest rate risk.

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

                        RECENT ACCOUNTING PRONOUNCEMENTS

         SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and 138, requires derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. The adoption of this statement on January 1, 2001 has had no material effect on the consolidated financial statements.

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

         (a)      Exhibits
                  None.

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

                                           ST. JOSEPH CAPITAL CORPORATION
                                           (Registrant)


Date:  May 10, 2001                        /s/ John W. Rosenthal
                                           -------------------------------------
                                           John W. Rosenthal
                                           President

Date:  May 10, 2001                        /s/ Edward R. Pooley
                                           -------------------------------------
                                           Edward R. Pooley
                                           Principal Financial Officer