Form 10QSB
period 2001-06-30
ST JOSEPH CAPITAL CORP
filed 2001-08-10
CIK 1015856

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
        For the Quarterly Period ended June 30, 2001

 O      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from __________ to __________

                        Commission File Number: 333-6581

                         ST. JOSEPH CAPITAL CORPORATION
      --------------------------------------------------------------------
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

                                 (219) 273-9700
                                 --------------
                           (Issuer's telephone number)

                                      N/A
                                    -------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

     1,675,112 shares of common stock, $0.01 par value per share, were outstanding as of August 3, 2001.

     Transitional Small Business Disclosure Format (check one):  Yes    No  X
                                                                    ---    ---

                                TABLE OF CONTENTS

                                                                                              PAGE
                                                                                             NUMBER
                                  PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             Condensed Consolidated Balance Sheets,
                      June 30, 2001 (Unaudited), December 31, 2000 (Audited)                   3

             Condensed Consolidated Statements of Income,
                      Three Months Ended June 30, 2001 and 2000 (Unaudited)                    4
                      Six Months Ended June 30, 2001 and 2000 (Unaudited)

             Condensed Consolidated Statements of Changes in Shareholders' Equity,
                      Three Months Ended June 30, 2001 and 2000 (Unaudited)
                      Six Months Ended June 30, 2001 and 2000 (Unaudited)                      5

             Condensed Consolidated Statements of Cash Flows,
                      Six Months Ended June 30, 2001 and 2000 (Unaudited)                      6

             Notes to Condensed Consolidated Financial Statements (Unaudited)                  7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                             7

                                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                    13

ITEM 2.  HANGES IN SECURITIES                                                                 13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                      13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                  13

ITEM 5.  OTHER INFORMATION                                                                    14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                     14

SIGNATURES                                                                                    14

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         PART I - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              JUNE 30,        DECEMBER 31,
ASSETS                                                                         2001              2000
                                                                            (UNAUDITED)        (AUDITED)
                                                                           -------------     -------------
         Cash and due from banks                                           $  12,731,312     $  10,761,934
         Interest-bearing deposits in other financial institutions-
          short-term                                                             254,958           181,342
         Federal funds sold                                                    7,900,000         8,600,000
                                                                           -------------     -------------
                  Total cash and cash equivalents                             20,886,270        19,543,276
         Securities available for sale                                        31,946,395        23,171,754
         Federal Home Loan Bank (FHLB) stock                                   1,628,500         1,378,500
         Loans receivable, net of allowance for loan losses of
           $2,058,000 at June 30, 2001 and $1,852,000 at
           December 31, 2000                                                 145,702,097       129,840,947
         Accrued interest receivable                                           1,173,533         1,112,052
         Premises and equipment, net                                           1,346,202         1,411,981
         Other assets                                                            765,880           612,369
                                                                           -------------     -------------
                  Total Assets                                             $ 203,448,877     $ 177,070,879
                                                                           =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
         Deposits
              Noninterest-bearing demand                                   $  17,107,077     $  19,331,110
              Savings, NOW and money market                                   72,060,301        72,259,033
              Certificates of deposit                                         54,986,511        30,841,379
                                                                           -------------     -------------
                  Total deposits                                             144,153,889       122,431,522
         Securities sold under agreements to repurchase                        7,092,110         8,083,473
         FHLB advances                                                        32,570,000        27,570,000
         Accrued interest payable                                                281,565           238,386
         Other liabilities                                                        45,103           186,924
                                                                           -------------     -------------
                  Total Liabilities                                          184,142,667       158,510,305
SHAREHOLDERS' EQUITY
         Common stock, $.01 par value, 2,500,000 shares authorized;
              1,675,112 shares issued and outstanding at June 30, 2001
              and December 31, 2000                                               16,751            16,751
         Additional paid in capital                                           18,311,089        18,302,139
         Retained earnings                                                       875,875           251,708
         Accumulated other comprehensive income (loss), net
              of  tax of $68,330 and $(6,683) at June 30, 2001 and
              December 31, 2000                                                  102,495           (10,024)
                                                                           -------------     -------------
                  Total shareholders' equity                                  19,306,210        18,560,574
                                                                           -------------     -------------

                  Total liabilities and shareholders' equity               $ 203,448,877     $ 177,070,879
                                                                           =============     =============




See accompanying notes to condensed consolidated financial statements
(unaudited).

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                 Three Months     Three Months       Six Months         Six Months
                                                                    Ended             Ended             Ended             Ended
                                                                June 30, 2001     June 30, 2000     June 30, 2001      June 30, 2000
                                                                -------------     -------------     -------------      -------------
Interest and dividend income
         Loans receivable, including fees                        $ 2,763,485       $ 2,181,493        $ 5,520,801       $ 4,004,987
         Securities available for sale - taxable                     264,641           382,041            551,734           833,005
         Securities available for sale - tax exempt                   54,069             8,494             74,830            17,024
         FHLB stock                                                   31,179            10,125             59,182            18,552
         Federal funds sold                                           53,110            79,201            155,767            97,991
         Other interest earning assets                                 1,904             1,477              4,520             2,314
                                                                 -----------       -----------        -----------       -----------
                  Total interest and
                  dividend income                                  3,168,388         2,662,831          6,366,834         4,973,873

Interest expense
         Deposits                                                  1,206,386         1,245,025          2,568,225         2,286,086
         Federal funds purchased                                       4,848             1,872             24,718            13,409
         Securities sold under agreements to
           repurchase                                                 53,674            62,129            130,062           135,367
         FHLB advances                                               458,750           169,213            848,935           271,922
                                                                 -----------       -----------        -----------       -----------
                  Total interest expense                           1,723,658         1,478,239          3,571,940         2,706,784
                                                                 -----------       -----------        -----------       -----------
NET INTEREST INCOME                                                1,444,730         1,184,592          2,794,894         2,267,089

Provision for loan losses                                            126,000           188,000            206,000           346,000
                                                                 -----------       -----------        -----------       -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                        1,318,730           996,592          2,588,894         1,921,089

Noninterest income
         Gain/(loss) on sales and calls of securities
          available for sale, net                                     55,806                --             78,174           (13,589)
         Other income                                                 83,300            55,157            153,027            91,120
                                                                 -----------       -----------        -----------       -----------
                  Total noninterest income                           139,106            55,157            231,201            77,531

Noninterest expense
     Salaries and employee benefits                                  591,039           493,333          1,134,157           947,533
     Occupancy and equipment                                         115,407            96,255            226,969           198,654
     Other expense                                                   238,555           203,642            448,502           385,571
                                                                 -----------       -----------        -----------       -----------
         Total noninterest expense                                   945,001           793,230          1,809,628         1,531,758
                                                                 -----------       -----------        -----------       -----------
INCOME BEFORE INCOME TAXES                                           512,835           258,519          1,010,467           466,862

Income tax expense (benefit)                                         198,000              (188)           386,300              (188)
                                                                 -----------       -----------        -----------       -----------
NET INCOME                                                       $   314,835       $   258,707        $   624,167       $   467,050
                                                                 ===========       ===========        ===========       ===========
Basic income per common share                                    $       .19       $       .15        $       .37       $       .28
                                                                 ===========       ===========        ===========       ===========
Diluted income per common share                                  $       .19       $       .15        $       .37       $       .28
                                                                 ===========       ===========        ===========       ===========



See accompanying notes to condensed consolidated financial statements
(unaudited).

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                         Three Months          Three Months       Six Months           Six Months
                                                            Ended                Ended               Ended                Ended
                                                        June 30, 2001          June 30, 2000     June 30, 2001        June 30, 2000
                                                            Total                 Total              Total                 Total
                                                         Shareholders'         Shareholders'      Shareholders'        Shareholders'
                                                            Equity                Equity             Equity               Equity
                                                            ------                ------             ------               ------
BALANCE AT BEGINNING OF PERIOD:                           $ 19,019,376         $ 16,985,877        $ 18,560,574         $ 16,799,010

Comprehensive income:
     Net income                                                314,835              258,707             624,167              467,050

     Net change in net unrealized
       appreciation (depreciation) on
       securities available for sale, net
       of reclassification adjustments
       and tax effects                                         (28,001)              52,726             112,519               31,250
                                                          ------------         ------------        ------------         ------------

         Total comprehensive income                            286,834              311,433             736,686              498,300

Purchase of 2,900 shares of treasury
  stock                                                             --                   --             (33,065)                  --

Sale of 2,900 shares of treasury
  stock                                                             --                   --              42,015                   --
                                                          ------------         ------------        ------------         ------------


BALANCE AT END OF PERIOD:                                 $ 19,306,210         $ 17,297,310        $ 19,306,210         $ 17,297,310
                                                          ============         ============        ============         ============












See accompanying notes to condensed consolidated financial statements
(unaudited).

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 SIX MONTHS         SIX MONTHS
                                                                   ENDED               ENDED
                                                               JUNE 30, 2001       JUNE 30, 2000
                                                               -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                 $    624,167        $    467,050
     Adjustments to reconcile net income to net cash
       from operating activities
         Depreciation                                                141,113             129,814
         Provision for loan losses                                   206,000             346,000
         Net amortization on securities
              available for sale                                      58,015              42,436
         (Gain)/loss on sales and calls of securities
              available for sale, net                                (78,174)             13,589
         Gain on sales of equipment, net                                (615)                 --
         Net change in
              Accrued interest receivable                            (61,481)            (85,626)
              Other assets                                          (228,524)           (385,623)
              Accrued interest payable                                43,179              81,794
              Other liabilities                                     (141,821)             49,104
                                                                ------------        ------------
                      Net cash from operating activities             561,859             658,538

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of securities available for sale                   (20,493,176)         (2,448,628)
     Proceeds from sales of securities available for sale          8,926,226           4,929,978
     Proceeds from maturities and calls of securities
         available for sale                                        3,000,000           1,580,000
     Purchase of FHLB stock                                         (250,000)           (211,200)
     Net change in loans receivable                              (16,067,150)        (26,701,778)
     Proceeds from sales of equipment                                  6,237                  --
     Purchase of premises and equipment                              (80,956)           (140,355)
                                                                ------------        ------------
         Net cash from investing activities                      (24,958,819)        (22,991,983)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                       21,722,367          17,242,177
     Net change in federal funds purchased                                --           2,000,000
     Net change in securities sold under agreements
         to repurchase                                              (991,363)         (3,902,014)
     Proceeds from FHLB advances                                   5,000,000           4,500,000
     Proceeds from sales of treasury stock                            42,015                  --
     Purchase of treasury stock                                      (33,065)                 --
                                                                ------------        ------------
         Net cash from financing activities                       25,739,954          19,840,163
                                                                ------------        ------------

Net change in cash and cash equivalents                            1,342,994          (2,493,282)

Cash and cash equivalents at beginning of period                  19,543,276          13,266,115
                                                                ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 20,886,270        $ 10,772,833
                                                                ============        ============

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                               $  3,528,761        $  2,624,990
         Income taxes                                                215,000             398,000

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     St. Joseph was formed in February 1996 for the purpose of organizing the bank. The bank opened in February 1997 with $10.0 million in assets and grew to $203.4 million as of June 30, 2001. We expect continued opportunities for growth, even though the rate of growth will probably be slower than we have experienced to date.

     On September 10, 1999, we completed a rights offering during which 390,581 shares of our common stock were sold at $15.50 per share, resulting in gross proceeds of $6.1 million. We used approximately $5.5 million of the proceeds from the rights offering to provide additional capital to the Bank.

     The following discussion provides additional information regarding our operations for the three and six month periods ended June 30, 2001 and 2000 and financial condition as of June 30, 2001 and December 31, 2000. This discussion should be read in conjunction with our consolidated financial statements and the accompanying notes thereto and other information in our 2000 10-KSB.

                           FORWARD-LOOKING STATEMENTS

     When used in this Form 10-QSB, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in our market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in our market area, competition, and other factors that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. For additional information about these factors, please review our filings with The Securities and Exchange Commission. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as to the date made. We wish to advise readers that the factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The forward-looking statements contained in this report are made only as of the date of this report.

                               FINANCIAL CONDITION

     During the first six months of 2001, our assets increased from $177.1 million on December 31, 2000, to $203.4 million on June 30, 2001. This represents a total increase in assets of $26.3 million, or 14.9%. The asset growth was comprised primarily of a $15.9 million increase in net loans, an increase of $8.8 million in investment securities and an increase of $1.4 million in cash and cash equivalents. The increase in assets was primarily funded by a $21.7 million growth in deposits and an increase of $5.0 million in Federal Home Loan Bank advances.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents increased by $1.3 million to $20.9 million at June 30, 2001 from $19.5 million at December 31, 2000. This increase was primarily the result of the increase in cash and due from banks. Cash and due from banks represented cash maintained at correspondent banks, in the form of demand deposits as well as cash maintained at the Federal Reserve Bank of Chicago. The increase was a result of the fluctuations in the size of the cash letter that occur during the normal course of growing our business.

     INVESTMENT PORTFOLIO. Securities available for sale totaled $31.9 million at June 30, 2001, which represented an increase of $8.8 million from $23.1 million at December 31, 2000. The increase was a result of management investing excess cash into higher yielding assets.

     LOAN PORTFOLIO. Loans receivable net of allowance was $145.7 million at June 30, 2001 reflecting a 12.2% increase from $129.8 million at December 31, 2000. Commercial loans increased by $10.5 million during the first six months of 2001 and totaled $100.1 million, or 68.7% of the total loan portfolio. The continued significant concentration of the loan portfolio in commercial loans and the rapid growth of this portion of our lending business is consistent with our stated strategy of focusing on small to mid size businesses or what is commonly known as "wholesale banking". Our commercial lending business generates the greatest amount of local deposits, and is the primary source of demand deposits.

     Residential mortgage and consumer loans also increased by $5.3 million and $.3 million, respectively, during the first six months of 2001. As of June 30, 2001, these loan types totaled a combined $45.6 million, or 31.3% of the total loan portfolio. Although residential mortgage loan and consumer loan portfolios are expected to increase in future periods, given our stated strategy, the commercial sector of the lending efforts and resultant assets are expected to remain the dominant loan portfolio category.

     The quality of our loan portfolio remains strong. We have not experienced any charge-offs since inception. We believe we have instilled a very strong credit culture within our lending department as it pertains to the underwriting and administration processes. Over 89% of the loan portfolio consists of loans extended directly to companies and individuals doing business and residing within our market area or having strong, long-standing ties to management. The remaining portion is comprised of commercial loans participated with certain non-affiliated commercial banks outside of our immediate area, which are underwritten using the same loan underwriting criteria as though our bank was the originating bank.

     There has been substantial evidence of a much slower economy during the first half of 2001. This had led to significant lower market interest rates and an increase in refinancing of loans by borrowers. During this period we have grown and have maintained our interest rate spread, while experiencing no significant change in asset quality or in non-performing loan totals. However, a slowing economy could result in some increase in problem assets, which could possibly result in some increase in losses on loans.

     Along with other financial institutions, management shares a concern for the possible continued softening of the economy in 2001. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan losses.

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

     DEPOSITS. Deposits increased $21.7 million during the first six months of 2001, totaling $144.2 million at June 30, 2001. Certificates of deposit, which comprised 38.1% of total deposits, increased $24.1 million during the first six months of 2001. Noninterest-bearing demand deposits, which comprised 11.9% of total deposits, decreased $2.2 million during the first six months of 2001. The increase in certificates of deposit was a result of successful marketing campaigns. The decrease in noninterest bearing demand deposits was a result of normal fluctuations in client accounts and not a result of losing client relationships. As of June 30, 2001, we had $3.0 million in deposits placed by a broker for a fee.

     FHLB ADVANCES. FHLB advances increased by $5.0 million to $32.6 million as of June 30, 2001 from $27.6 million at December 31, 2000. As of June 30, 2001, the bank held $1,628,500 of FHLB stock. The increases in FHLB advances primarily resulted as we used FHLB advances for loan matching, for hedging against the possibility of rising interest rates and general liquidity purposes.

                                    LIQUIDITY

     Liquidity is measured by our ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and investment securities. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and support our operations. Liquidity is primarily achieved through the growth of deposits and liquid assets such as securities available for sale, matured securities, and federal fund sold. Asset and liability management is the process of managing our balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.

     Our liquidity strategy is to fund loan growth with deposits, repurchase agreements and Federal Home Loan Bank (FHLB) advances and to maintain adequate level of short-term investments to meet typical daily loan and deposit activity. Since the bank opened in February 1997, deposit and repurchase agreement growth from depositors located in our market area as well as Federal Home Loan Bank advances has been sufficient to meet our substantial loan growth. In the future, to assist in providing the additional funds, we may increase the amount of certificates of deposit from clients outside of our market area and placed by brokers for a fee, as well as certificates of deposit obtained from the deposit owners directly. We may rely on out-of-area deposits to fund future asset growth. As of June 30, 2001 we had $3.0 million in deposits placed by a broker for a fee.

     Our bank has the ability to borrow money on a daily basis through correspondent banks via established federal funds purchased lines; however, we view these funds as only a secondary and temporary source of funds. We borrowed an average of $.4 million in federal funds during the first six months of 2001. Our bank's federal funds sold position averaged $4.5 million during the first six months of 2001.

     In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of June 30, 2001, our bank had a total of $56.9 million in unfunded loan commitments and $1.6 million in unfunded standby letters of credit. We monitor fluctuations in loan balances and commitment levels, and include such data in managing our overall liquidity.

                                CAPITAL RESOURCES

     Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth. Shareholders' equity was $19.3 million at June 30, 2001, an increase of $.7 million from $18.6 million as of December 31, 2000. The increase was mainly attributable to net income of $624,167 recorded for the first six months of 2001, as well as the net change in the unrealized gain on securities available for sale.

     We are subject to regulatory capital requirements administered by the State of Indiana and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Since our bank commenced operations, both the company and our bank have been categorized as "Well Capitalized," the highest classification contained within banking regulations. The capital ratios of the company and the bank as of June 30, 2001 are disclosed in the table below.

                                                                    Minimum Required To Be
                                           Minimum Required          Well Capitalized Under        Corporation's
                                             For Capital           Prompt Corrective Action          Capital         Bank's Capital
          June 30, 2001                   Adequacy Purposes              Regulations                  Ratio               Ratio
--------------------------------------   -------------------       ------------------------        --------------    --------------
Ratio of Total Capital to Risk
   Weighted Assets                              8.0%                        10.0%                      14.0%              12.9%
Ratio of Tier 1 Capital to Risk
   Weighted Assets                              4.0%                         6.0%                      12.8%              11.6%
Ratio of Tier 1 Capital to Average
   Assets                                       4.0%                         5.0%                      10.4%               9.5%

                              RESULTS OF OPERATIONS

     OVERVIEW. Consolidated net income for the second quarter of 2001 was $314,835 ($.19 per basic and diluted share), which represents a 21.7% increase over net income of $258,707 ($.15 per basic and diluted share) recorded during the second quarter of 2000. Net income for the first six months of 2001 was $624,167 ($.37 per basic and diluted share), which represents a 33.6% increase over net income of $467,050 ($.28 per basic and diluted share) recorded during the first six months of 2000. The improvement in net income during both time periods was primarily the result of an increase in net interest income, higher noninterest income and greater employee efficiency.

     INTEREST INCOME. Interest income during the second quarter of 2001 was $3,168,388, a 19.0% increase over the $2,662,831 earned during the second quarter of 2000. Interest income during the first six months of 2001 was $6,366,834, a 28.0% increase over the $4,973,873 earned during the first six months of 2000. The growth that was obtained in interest income during both periods was attributable to greater average outstanding balances in interest earning assets, principally loans receivable. During the second quarter of 2001, earning assets averaged $170.2 million, an increase from average earning assets of $133.3 million during the second quarter of 2000. During the first six months of 2001, earning assets averaged $166.5 million, an increase from average earning assets of $126.7 million during the same period in 2000. The growth in interest income during the second quarter of 2001 and the first six months of 2001 was negatively impacted by the decline in yield on earning assets. During the second quarters of 2001 and 2000, the weighted average yield on earning assets was 7.43% and 7.94%, respectively. During the first six months of 2001 and 2000, the weighted average yield on earning assets was 7.66% and 7.73%, respectively. The decrease in yields in 2001 was primarily due to the overall decline of market interest rates during the last six months, in part evidenced by the 275 basis point drop in the prime rate since January 3, 2001. Interest income should continue to grow as the loan portfolio and other interest earning assets increase.

     INTEREST EXPENSE. Interest expense during the second quarter of 2001 was $1,723,658, a 16.6% increase over the $1,478,239 expensed during the second quarter of 2000. Interest expense during the first six months of 2001 was $3,571,940, a 32.0% increase over the $2,706,784 expensed during the first six months of 2000. The growth in interest expense was primarily attributable to the growth in liabilities, which were needed to fund the increase in earning assets outlined above. During the second quarter of 2001, interest-bearing liabilities averaged $166.0 million, higher than the average interest-bearing funds of $128.7 million during the second quarter of 2000. During the first six months of 2001, interest-bearing liabilities averaged $162.5 million, higher than the average interest-bearing funds of $121.8 million during the same time period in 2000. Positively impacting the growth in interest expense during the first six months and the second quarter of 2001 was the decline in the cost of interest-bearing funds due to the decline in market rates as mention above. During the second quarters of 2001 and 2000, interest-bearing liabilities had a weighted average rate of 4.14% and 4.59%, respectively, reflecting the above mentioned decline in market interest rates. In contrast, during the first six months of 2001, interest-bearing liabilities had a weighted average rate of 4.42%, slightly higher than the weighted average rate of 4.39% during the first six months of 2000. The increasing interest rate environment during 2000, that peaked toward the end of the second quarter 2000 and remained relatively stable throughout the remainder of 2000, resulted in an increased cost of funds during the second six months of 2000. The significant decline in market interest rates during 2001 resulted in a substantial decline in the cost of funds over the past six months that is not reflected in the six month 2001 and 2000 comparison but is reflected in the second quarter 2001 and 2000 comparison. A continued decline in the cost of interest-bearing liabilities is expected so long as market interest rates remain at current levels or continue to decline further.

     NET INTEREST INCOME. Net interest income during the second quarter of 2001 was $1,444,730, an increase of 22.0% over the $1,184,592 earned during the second quarter of 2000. Net interest income during the first six months of 2001 was $2,794,894, a substantial increase of 23.3% over the $2,267,089 earned during the same time period in 2000. The net interest margin on a fully tax equivalent (FTE) basis declined from 3.52% during the second quarter of 2000 to 3.46% in the second quarter of 2001, and declined from 3.57% during the first six months of 2000 to 3.41% in the first six months of 2001. Although our bank experienced significant asset growth during the second quarter of 2001 and the first six months of 2001 when compared to the same time periods in 2000, the net interest margin declined primarily due to the rapid decline in market interest rates that occurred during the first six months of 2001 and our vulnerability to such an event in the short term time horizon. The level of loans tied to the prime rate is more than the level of non-certificate of deposit funding products. As a result, and despite the fact that most of the major interest rate indices declined in a similar manner, each time market interest rates declined our net interest margin was negatively impacted. However, we believe that this repricing gap is short term in nature. As interest rates stabilize and a significant volume of certificates of deposit mature and reprice at much lower levels throughout the remainder of 2001 and into 2002, the net interest margin is expected to improve. The margin in the second quarter of 2001 was 3.46% which was higher than the 3.36% for the first quarter of 2001. This expectation is further supported by the results of the net interest income simulation analysis completed as of June 30, 2001, as presented and discussed under the heading Management of Interest Sensitivity.

     ALLOWANCE FOR LOAN LOSSES. Provisions to the allowance for loan losses during the second quarter of 2001 were $126,000, a decrease from the $188,000 expensed during the same time period in 2000. Provisions to the allowance for loan losses during the first six months of 2001 were $206,000, a decrease from the $346,000 expensed during the same time period in 2000. The allowance for loan losses as a percentage of total loans outstanding as of June 30, 2001 was 1.39%, compared to 1.41% at December 31, 2000. The decrease in the allowance for loan losses as a percentage of total loans receivable was primarily a result a $10.6 million lower volume of new loans originated during the first six months of 2001 compared to the new loans originated in the first six months of 2000 and of management's risk assessment of the portfolio. The risk assessment is based on numerous statistical and other factors including the specific asset class of each loan (i.e. commercial, residential or consumer), the internal risk rating of each loan, specific industry concentrations, an assessment for large dollar and unsecured loans and specific reserves for watchlist credits.

     In each accounting period, the allowance for loan losses is adjusted to the amount believed necessary to maintain the allowance at adequate levels. Through the loan review and credit department, we attempt to allocate specific portions of the allowance for loan losses based on specifically identifiable problem loans. The evaluation of the allowance for loan losses is further based on, although not limited to, consideration of the internally prepared Loan Loss Reserve Analysis ("Reserve Analysis"), composition of the loan portfolio, third party analysis of the loan administration processes and loan portfolio and general economic conditions. In addition, our bank's status as a relatively new banking organization and the rapid loan growth since inception is taken into account.

     The Reserve Analysis, used since the inception of our bank and completed quarterly, applies reserve allocation factors to outstanding loan balances to calculate an overall allowance dollar amount. For commercial loans, which continue to comprise a vast majority of our total loans, reserve allocation factors are based upon the loan ratings as determined by our comprehensive loan rating paradigm that is administered by our loan review function. For retail loans, reserve allocation factors are based upon the type of credit. The Reserve Analysis is reviewed regularly by senior management and the Board of Directors and is adjusted periodically based upon identifiable trends and experience.

     NONINTEREST INCOME. Noninterest income during the second quarter of 2001 was $139,106, an increase of 152.2% over the $55,157 earned during the same time period in 2000. Noninterest income, excluding the net gains on sales of securities, during the first six months of 2001 was $83,300, an increase of 51.0% over the $55,157 earned during the same time period in 2000. Excluding the net gains on sales of securities, service charge income accounted for the increase in noninterest income. The increase in service charge income during both time periods primarily resulted from new accounts opened during the last 12 months. For the first six months of 2001, the gain on the sale of investment securities amounted to $78,174, compared to a loss on the sale of investment securities of $13,589 during the same period in 2000. For the second quarter of 2001, the gain on the sale of investment securities amounted to $55,806. During the same period of 2000, we received no gains or losses on the sale of investment securities.

     NONINTEREST EXPENSE. Noninterest expense during the second quarter of 2001 was $945,001, an increase of 19.1% over the $793,230 expensed during the same time period in 2000. Noninterest expense during the first six months of 2001 was $1,809,628, an increase of 18.1% over the $1,531,758 expensed during the same time period in 2000. An increase in salaries and benefits, as well as general overhead costs, was recorded. The increases in salaries and benefits primarily resulted from the hiring of additional staff and annual pay increases. General overhead costs have also increased reflecting the additional expenses required to administer our increased asset base.

     Monitoring and controlling noninterest costs, while at the same time providing high quality service to clients, is one of our top priorities. Our efficiency ratio, computed by dividing noninterest expenses by net interest income plus noninterest income, was 59.7% and 59.8% during the second quarter and first six months of 2001, respectively. These levels compare favorably to our efficiency ratio of 64.0% and 65.4% during the second quarter and first six months of 2000, respectively. A higher level of net revenue growth (net interest income plus noninterest income) when compared to the growth in overhead costs has lead to improved efficiency ratios and overall profitability.

     TAXES. Federal income tax expense was $198,000 and $386,300 during the second quarter and first six months of 2001, respectively. Federal income tax benefit was $(188) during the second quarter and first six months of 2000. We have utilized our entire net operating loss carry forward and have shown adequate profitability to warrant recording our net deferred tax assets. Consequently, we reversed all of the remaining $260,835 valuation allowance for deferred tax assets during 2000. As we continue to be profitable, we will continue to report income tax expense.

                       MANAGEMENT OF INTEREST SENSITIVITY

     Our primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. Interest rate risk is the exposure of our financial condition to adverse movements in interest rates. We derive our income primarily from the excess of interest collected on our interest-earning assets over the interest paid on our interest-bearing liabilities. The rates of interest we earn on our assets and owe on our liabilities generally are established contractually for a period of time. Since market interest rates change over time, we are exposed to lower profitability if we cannot adapt to interest rate changes. Accepting interest rate risk can be an important source of profitability and shareholder value; however, excessive levels of interest rate risk could pose a significant threat to our earnings and capital base. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to our safety and soundness.

     Evaluating the exposure to changes in interest rates includes assessing both the adequacy of the process used to control interest rate risk and the quantitative level of exposure. Our interest rate risk management process seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain interest rate risk at prudent levels with consistency and continuity. In evaluating the quantitative level of interest rate risk, we assess the existing and potential future effects of changes in interest rates on our financial condition, including capital adequacy, earnings, liquidity and asset quality.

     We use three interest rate risk measurement techniques. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to our net interest margin during periods of changing market interest rates.

     The second interest rate risk measurement used is commonly referred to as net interest income simulation analysis. We believe that this methodology provides a more accurate measurement of interest rate risk than the GAP analysis, and therefore, serves as one our primary interest rate risk measurement technique. The simulation model assesses the direction and magnitude of variations in net interest income resulting from potential changes in market interest rates. Key assumptions in the model include prepayment speeds on various loan and investment assets; cash flows and maturities of interest-sensitive assets and liabilities; and changes in market conditions impacting loan and deposit volume and pricing. These assumptions are inherently uncertain and subject to fluctuation and revision in a dynamic environment; therefore, the model cannot precisely estimate net interest income or exactly predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions and the company's strategies, among other factors.

     We conducted multiple simulations as of June 30, 2001, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred. Results of the simulation suggest that we could expect net interest income to increase by approximately $232,000, if interest rates gradually decline by 100 basis points over the next twelve months, and to decrease approximately $94,000, if interest rates gradually increase 100 basis points over the next twelve months, from forecast levels of net interest income absent any changes in rates. These variances in net interest income were within our policy parameters established to manage interest rate risk. Other simulations are run quarterly looking at changes to interest income given 200 and 300 basis point changes in interest rates.

     The third interest rate risk measurement used is commonly referred to as an "EVE" analysis or an Economic Value of Equity analysis. As wells as the simulation analysis, we believe that this methodology provides a more accurate measurement of interest rate risk than the GAP analysis, and therefore, serves as one of our primary interest rate risk measurement techniques. The EVE analysis assesses the impact to the value of equity given potential changes in market interest rates. Key assumptions in the model include prepayment speeds on various loans, discount rates and the duration of assets and liabilities as determined by the federal regulatory agencies. These assumptions are inherently uncertain, subject to fluctuation and revision in a dynamic environment; therefore, the model cannot precisely estimate the value of equity or exactly predict the impact that higher or lower interest rates will have on the value of equity. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions and the company's strategies, among other factors.

     Results of the economic value of equity analysis done as of June 30, 2001, suggest that we could expect the value of our equity to decrease (.54)% and (.81)%, if there was an immediate interest rate shift upward of 100 and 200 basis points and to decrease (1.43)% and (5.20)%, if there was an immediate interest rate shift downward of 100 and 200 basis points. Management believes the different scenarios indicate a bank that has relatively low overall interest rate risk.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 9, 2001 we held our annual meeting of stockholders. At the meeting, Brain R. Brady, V. Robert Hepler, Jack Matthys and Richard A. Rosenthal were elected to serve as Class II directors with terms expiring in 2004. Continuing as Class I directors until 2003 are Anna Reilly Cullinan, David A. Eckrich, Jerry Hammes, Arthur H. McElwee and John W. Rosenthal. Continuing as Class III directors until 2002 are Scott C. Malpass, Todd B. Martin, Myron C. Noble and Robert A. Sullivan. Stockholders also approved the Amendment to the St. Joseph Capital Corporation Stock Incentive Plan to increase the number of shares of Common Stock authorized thereunder by 225,000.

     There were 1,675,112 issued and outstanding shares of Common Stock and there were 1,402,214 shares of Common Stock represented at the annual meeting. The voting on each item presented at the annual meeting was as follows:

     Election of Directors                       Votes For       Votes Withheld
     ---------------------                       ---------       --------------
     Brian R. Brady                              1,395,514           4,700
     V. Robert Hepler                            1,399,214           1,000
     Jack Matthys                                1,399,214           1,000
     Richard A. Rosenthal                        1,379,214           1,000

     Approval of the Amendment to the
     St. Joseph Capital Corporation Stock
     Incentive Plan to increase the number       Votes For     Votes Withheld     Votes Against     Abstained
     of shares of Common Stock authorized        ---------     --------------     -------------     ---------
     thereunder by 225,000                        841,480             0               108,098          5,500


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

                                        ST. JOSEPH CAPITAL CORPORATION
                                        (Registrant)


Date:  August 3, 2001                   /s/ John W. Rosenthal
                                        ----------------------------------------
                                        John W. Rosenthal
                                        President

Date:  August 3, 2001                   /s/ Edward R. Pooley
                                        ----------------------------------------
                                        Edward R. Pooley
                                        Principal Financial Officer