Form 10QSB
period 2001-09-30
ST JOSEPH CAPITAL CORP
filed 2001-11-13
CIK 1015856

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


         X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly
                         Period ended September 30, 2001

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

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

     1,678,112 shares of common stock, $0.01 par value per share, were outstanding as of November 8, 2001.

     Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                   -----  -----

                                TABLE OF CONTENTS

                                                                        PAGE
                                                                       NUMBER
                                                                       ------
                         PART I - FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets,
                   September 30, 2001 (Unaudited), December 31,
                      2000 (Audited)                                      3

              Condensed Consolidated Statements of Income,
                   Three Months Ended September 30, 2001 and
                      2000 (Unaudited)                                    4
                   Nine Months Ended September 30, 2001 and
                      2000 (Unaudited)

              Condensed Consolidated Statements of Changes in
                Shareholders' Equity,
                   Three Months Ended September 30, 2001 and
                      2000 (Unaudited)
                   Nine Months Ended September 30, 2001 and
                      2000 (Unaudited)                                    5

              Condensed Consolidated Statements of Cash Flows,
                   Nine Months Ended September 30, 2001 and
                      2000 (Unaudited)                                    6

              Notes to Condensed Consolidated Financial
                Statements (Unaudited)                                    7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       7

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                              13

ITEM 2.   CHANGES IN SECURITIES                                          14

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            14

ITEM 5.   OTHER INFORMATION                                              14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                               14

SIGNATURES                                                               14

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         PART I - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 SEPTEMBER 30,     DECEMBER 31,
ASSETS                                               2001              2000
                                                 (UNAUDITED)        (AUDITED)
                                                 ------------     ------------
    Cash and due from banks                      $ 10,800,773     $ 10,761,934
    Interest-bearing deposits in other
      financial institutions-short-term            17,549,480          181,342
    Federal funds sold                             15,600,000        8,600,000
                                                 ------------     ------------
             Total cash and cash equivalents       43,950,253       19,543,276
    Securities available for sale                  25,524,326       23,171,754
    Federal Home Loan Bank (FHLB) stock             1,628,500        1,378,500
    Loans receivable, net of allowance
      for loan losses of $2,210,000 at
      September 30, 2001 and $1,852,000
      at December 31, 2000                        137,782,023      129,840,947
    Accrued interest receivable                     1,042,406        1,112,052
    Premises and equipment, net                     1,315,809        1,411,981
    Other assets                                      420,871          612,369
                                                 ------------     ------------
             Total Assets                        $211,664,188     $177,070,879
                                                 ============     ============


LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
    Deposits
         Noninterest-bearing demand              $ 19,667,775     $ 19,331,110
         Savings, NOW and money market             77,390,170       72,259,033
         Certificates of deposit                   54,025,181       30,841,379
                                                 ------------     ------------
             Total deposits                       151,083,126      122,431,522
    Securities sold under agreements
      to repurchase                                 9,816,824        8,083,473
    FHLB advances                                  30,570,000       27,570,000
    Accrued interest payable                          274,762          238,386
    Other liabilities                                  93,570          186,924
                                                 ------------     ------------
             Total Liabilities                    191,838,282      158,510,305
SHAREHOLDERS' EQUITY
    Common stock, $.01 par value,
         2,500,000 shares authorized;
         1,675,112 shares issued and
         outstanding at September 30, 2001
         and December 31, 2000                         16,751           16,751
    Additional paid in capital                     18,301,429       18,302,139
    Retained earnings                               1,196,803          251,708
    Accumulated other comprehensive
      income (loss), net of tax of $207,282
      and $(6,683) at September 30, 2001
      and December 31, 2000                           310,923          (10,024)
                                                 ------------     ------------
             Total shareholders' equity            19,825,906       18,560,574
                                                 ------------     ------------

             Total liabilities and
               shareholders' equity              $211,664,188     $177,070,879
                                                 ============     ============




           See accompanying notes to condensed consolidated financial statements (unaudited).

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                               Three Months     Three Months     Nine Months    Nine Months
                                                   Ended           Ended           Ended           Ended
                                               Sept 30, 2001   Sept 30, 2000   Sept 30, 2001   Sept 30, 2000
                                               -------------   -------------   -------------   -------------
Interest and dividend income
    Loans receivable, including fees           $   2,635,299   $   2,533,092   $   8,156,100   $   6,538,079
    Securities available for sale - taxable          338,721         340,632         890,456       1,173,637
    Securities available for sale - tax exempt        54,154           8,493         129,085          25,517
    FHLB stock                                        29,759          18,490          88,941          37,042
    Federal funds sold                                63,685          54,533         219,453         152,524
    Other interest earning assets                     64,512           1,585          68,930           3,899
                                               -------------   -------------   -------------   -------------
           Total interest and dividend income      3,186,130       2,956,825       9,552,965       7,930,698

Interest expense
    Deposits                                       1,169,672       1,409,991       3,737,897       3,696,077
    Federal funds purchased                               --          16,263          24,699          29,672
    Securities sold under agreements to
      repurchase                                      53,324          84,509         183,387         219,876
    FHLB advances                                    458,742         238,510       1,307,695         510,432
                                               -------------   -------------   -------------   -------------
           Total interest expense                  1,681,738       1,749,273       5,253,678       4,456,057
                                               -------------   -------------   -------------   -------------

NET INTEREST INCOME                                1,504,392       1,207,552       4,299,287       3,474,641

Provision for loan losses                            152,000         140,000         358,000         486,000
                                               -------------   -------------   -------------   -------------
NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSSES                                    1,352,392       1,067,552       3,941,287       2,988,641

Noninterest income
    Gain/(loss) on sales and calls of
      securities available for sale, net              72,093          (6,327)        150,268         (19,916)
    Other income                                      92,971          54,540         245,997         145,660
                                               -------------   -------------   -------------   -------------
           Total noninterest income                  165,064          48,213         396,265         125,744

Noninterest expense
    Salaries and employee benefits                   643,614         504,042       1,777,771       1,451,575
    Occupancy and equipment                          127,696          99,057         354,665         297,711
    Other expense                                    261,318         228,216         709,821         613,788
                                               -------------   -------------   -------------   -------------
           Total noninterest expense               1,032,628         831,315       2,842,257       2,363,074
                                               -------------   -------------   -------------   -------------

INCOME BEFORE INCOME TAXES                           484,828         284,450       1,495,295         751,311

Income tax expense                                   163,900          12,636         550,200          12,448
                                               -------------   -------------   -------------   -------------

NET INCOME                                     $     320,928   $     271,814   $     945,095   $     738,863
                                               =============   =============   =============   =============

Basic income per common share                  $         .19   $         .16   $         .56   $         .44
                                               =============   =============   =============   =============

Diluted income per common share                $         .19   $         .16   $         .56   $         .44
                                               =============   =============   =============   =============


           See accompanying notes to condensed consolidated financial statements (unaudited).

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                               Three Months     Three Months    Nine Months     Nine Months
                                                   Ended           Ended            Ended          Ended
                                               Sept 30, 2001   Sept 30, 2000   Sept 30, 2001   Sept 30, 2000
                                                   Total           Total            Total          Total
                                               Shareholders'   Shareholders'   Shareholders'   Shareholders'
                                                   Equity         Equity           Equity         Equity
                                               -------------   -------------   -------------   -------------
BALANCE AT BEGINNING OF PERIOD:                $  19,306,210   $  17,297,310   $  18,560,574   $  16,799,010

Comprehensive income:
    Net income                                       320,928         271,814         945,095         738,863

    Net change in net unrealized
      appreciation (depreciation) on
      securities available for sale, net
      of reclassification adjustments
      and tax effects                                208,428         398,980         320,947         430,231
                                               -------------   -------------   -------------   -------------

           Total comprehensive income                529,356         670,794       1,266,042       1,169,094

Purchase of 13,823 shares of treasury
    stock for the three months ended
    September 30, 2001 and the purchase
    of 16,723 shares of treasury stock for
    the nine months ended September 30, 2001        (189,375)             --        (222,440)             --

Sale of 13,823 shares of treasury stock for
    the three months ended September 30,
    2001 and the sale of 16,723 shares of
    treasury stock for the nine months ended
    September 30, 2001                               179,715              --         221,730              --
                                               -------------   -------------   -------------   -------------

BALANCE AT END OF PERIOD:                      $  19,825,906   $  17,968,104   $  19,825,906   $  17,968,104
                                               =============   =============   =============   =============




           See accompanying notes to condensed consolidated financial statements (unaudited).

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                NINE MONTHS     NINE MONTHS
                                                   ENDED           ENDED
                                               SEPT 30, 2001   SEPT 30, 2000
                                               -------------   -------------
Cash flows from operating activities
     Net income                                $     945,095   $     738,863
     Adjustments to reconcile net income
       to net cash from operating activities
         Depreciation                                211,393         196,236
         Provision for loan losses                   358,000         486,000
         Net amortization on securities
              available for sale                      90,057          60,078
         (Gain)/loss on sales and calls
              of securities available for
              sale, net                             (150,268)         19,916
         Gain on sales of equipment, net                (615)             --
         Net change in
              Accrued interest receivable             69,646          31,152
              Other assets                           (90,204)         41,883
              Deferred and accrued
                income tax, net                       67,737        (607,184)
              Accrued interest payable                36,376          92,849
              Other liabilities                      (93,354)         87,362
                                               -------------   -------------
                 NET CASH FROM OPERATING
                   ACTIVITIES                      1,443,863       1,147,155

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of securities available for sale (21,493,176) (2,448,628) Proceeds from sales of securities
       available for sale                         14,735,727       7,928,572
     Proceeds from maturities and calls
       of securities available for sale            5,000,000       1,660,000
     Purchase of FHLB stock                         (250,000)       (489,700)
     Net change in loans receivable               (8,299,076)    (35,260,803)
     Proceeds from sales of equipment                  6,237              --
     Purchase of premises and equipment             (120,843)       (168,994)
                                               -------------   -------------
         Net cash from investing activities      (10,421,131)    (28,779,553)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                       28,651,604      24,112,695
     Net change in federal funds purchased                --              --
     Net change in securities sold under
       agreements to repurchase                    1,733,351        (499,300)
     Proceeds from FHLB advances                   5,000,000      11,570,000
     Repayment of FHLB advances                   (2,000,000)     (4,000,000)
     Proceeds from sales of treasury stock           221,730              --
     Purchase of treasury stock                     (222,440)             --
                                               -------------   -------------
         Net cash from financing activities       33,384,245      31,183,395
                                               -------------   -------------
Net change in cash and cash equivalents           24,406,977       3,550,997
Cash and cash equivalents at beginning
     of period                                    19,543,276      13,266,115
                                               -------------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $  43,950,253   $  16,817,112
                                               =============   =============

Supplemental disclosures of cash flow
  information
     Cash paid during the period for
         Interest                              $   5,217,302   $   4,363,208
         Income taxes                                281,000         609,491

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     St. Joseph was formed in February 1996 for the purpose of organizing the Bank. The Bank opened in February 1997 with $10.0 million in assets and grew to $211.7 million as of September 30, 2001. We expect continued opportunities for growth, even though the rate of growth will probably be slower than we have experienced to date.

     On September 10, 1999, we completed a rights offering during which 390,581 shares of our common stock were sold at $15.50 per share, resulting in gross proceeds of $6.1 million. We used approximately $5.5 million of the proceeds from the rights offering to provide additional capital to the Bank.

     The following discussion provides additional information regarding our operations for the three and nine month periods ended September 30, 2001 and 2000 and financial condition as of September 30, 2001 and December 31, 2000. This discussion should be read in conjunction with our consolidated financial statements and the accompanying notes thereto and other information in our 2000 10-KSB.

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

                               FINANCIAL CONDITION

     During the first nine months of 2001, our assets increased from $177.1 million on December 31, 2000, to $211.7 million on September 30, 2001. This represents a total increase in assets of $34.6 million, or 19.5%. The asset growth was comprised primarily of an $8.0 million increase in net loans, an increase of $2.4 million in investment securities and an increase of $24.4 million in cash and cash equivalents. The increase in assets was primarily funded by a $28.7 million growth in deposits, an increase of $3.0 million in Federal Home Loan Bank advances and an increase of $1.7 million in securities sold under agreements to repurchase.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents increased by $24.4 million to $44.0 million at September 30, 2001 from $19.6 million at December 31, 2000. This increase was primarily the result of the increase in interest bearing deposits in other financial institutions. The increase was a result of management transferring excess funds out of short-term low yielding federal funds sold into higher yielding money market savings accounts due to the unusually low fed funds rate environment.

     INVESTMENT PORTFOLIO. Securities available for sale totaled $25.5 million at September 30, 2001, which represented an increase of $2.4 million or 10.4% from $23.1 million at December 31, 2000. The increase was a result of management investing excess cash into higher yielding assets.

     LOAN PORTFOLIO. Loans receivable net of allowance was $137.8 million at September 30, 2001 reflecting an $8.0 million increase of 6.2% from $129.8 million at December 31, 2000. Commercial loans increased by $2.3 million during the first nine months of 2001 and totaled $92.0 million, or 65.7% of the total loan portfolio. The continued significant concentration of the loan portfolio in commercial loans and the continued future growth of this portion of our lending business is consistent with our stated strategy of focusing on small to mid size businesses or what is commonly known as "wholesale banking." Our commercial lending business generates the greatest amount of local deposits, and is the primary source of demand deposits.

     Residential mortgage loans also increased by $6.9 million and consumer loans decreased by $1.2 million, during the first nine months of 2001. As of September 30, 2001, these loan types totaled a combined $48.0 million, or 34.3% of the total loan portfolio. Although residential mortgage loan and consumer loan portfolios have increased and are expected to continue to increase in future periods, given our stated strategy, the commercial sector of the lending efforts and resultant assets are expected to remain the dominant loan portfolio category.

     The quality of our loan portfolio remains strong. We have not experienced any charge-offs since inception. We believe we have instilled a very strong credit culture within our lending department as it pertains to the underwriting and administration processes. Over 86% of the loan portfolio consists of loans extended directly to companies and individuals doing business and residing within our market area or having strong, long-standing ties to management. The remaining portion is comprised of commercial loans participated with certain non-affiliated commercial banks outside of our immediate area, which are underwritten using the same loan underwriting criteria as though our bank was the originating bank.

     There has been substantial evidence of a much slower economy during the first nine months of 2001. This had led to significant lower market interest rates and an increase in refinancing of loans by borrowers. During this period we have grown and have maintained our interest rate spread, while experiencing no significant change in asset quality or in non-performing loan totals. However, a slowing economy could result in some increase in problem assets, which could possibly result in some increase in losses on loans.

     Along with other financial institutions, management shares a concern for the possible continued softening of the economy in 2001 and into 2002. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan losses.

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


         DEPOSITS. Deposits increased $28.7 million during the first nine months of 2001, totaling $151.1 million at September 30, 2001. Certificates of deposit, which comprised 35.8% of total deposits, increased $23.2 million during the first nine months of 2001. Savings, NOW and money market accounts, which comprised 51.2% of total deposits, increased $5.1 million during the first nine months of 2001. The increase in deposits in general was a result of successful marketing campaigns by the Bank as well as a significant increase in market liquidity due to the tragic events surrounding September 11, 2001. As of September 30, 2001, we had $3.0 million in deposits placed by a broker for a fee.

     FHLB ADVANCES. FHLB advances increased by $3.0 million to $30.6 million as of September 30, 2001 from $27.6 million at December 31, 2000. As of September 30, 2001, the bank held $1,628,500 of FHLB stock. The increases in FHLB advances primarily resulted as we used FHLB advances for loan matching, for hedging against the possibility of rising interest rates and general liquidity purposes.

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

     Our liquidity strategy is to fund loan growth with deposits, repurchase agreements and Federal Home Loan Bank (FHLB) advances and to maintain adequate level of short-term investments to meet typical daily loan and deposit activity. Since the bank opened in February 1997, deposit and repurchase agreement growth from depositors located in our market area as well as Federal Home Loan Bank advances has been sufficient to meet our substantial loan growth. In the future, to assist in providing the additional funds, we may increase the amount of certificates of deposit from clients outside of our market area and placed by brokers for a fee, as well as certificates of deposit obtained from the deposit owners directly. We may rely on out-of-area deposits to fund future asset growth. As of September 30, 2001 we had $3.0 million in deposits placed by a broker for a fee.

     Our bank has the ability to borrow money on a daily basis through correspondent banks via established federal funds purchased lines; however, we view these funds as only a secondary and temporary source of funds. We borrowed an average of $610 thousand in federal funds during the first nine months of 2001. Our bank's federal funds sold position averaged $6.3 million during the first nine months of 2001.

     In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of September 30, 2001, our bank had a total of $62.7 million in unfunded loan commitments and $1.9 million in unfunded standby letters of credit. We monitor fluctuations in loan balances and commitment levels, and include such data in managing our overall liquidity.

                                CAPITAL RESOURCES

     Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth. Shareholders' equity was $19.8 million at September 30, 2001, an increase of $1.3 million from $18.6 million as of December 31, 2000. The increase was mainly attributable to net income of $945,095 recorded for the first nine months of 2001, as well as the net change in the unrealized gain on securities available for sale.

     We are subject to regulatory capital requirements administered by the State of Indiana and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Since our bank commenced operations, both the company and our bank have been categorized as "Well Capitalized," the highest classification contained within banking regulations. The capital ratios of the company and the bank as of September 30, 2001 are disclosed in the table below.

                                                                Minimum Required To Be
                                        Minimum Required For    Well Capitalized Under      Corporation's
                                            For Capital        Prompt Corrective Action       Capital        Bank's Capital
     September 30, 2001                  Adequacy Purposes            Regulations             Ratio             Ratio
-----------------------------------     --------------------   ------------------------     -------------    --------------
Ratio of Total Capital to Risk
   Weighted Assets                              8.0%                     10.0%                14.5%             13.33%
Ratio of Tier 1 Capital to Risk
   Weighted Assets                              4.0%                      6.0%                13.2%             12.08%
Ratio of Tier 1 Capital to Average
   Assets                                       4.0%                      5.0%                 9.8%              8.90%


                              RESULTS OF OPERATIONS

     OVERVIEW. Consolidated net income for the third quarter of 2001 was $320,928 ($.19 per basic and diluted share), which represents an 18.1% increase over net income of $271,814 ($.16 per basic and diluted share) recorded during the third quarter of 2000. Net income for the first nine months of 2001 was $945,095 ($.56 per basic and diluted share), which represents a 27.9% increase over net income of $738,863 ($.44 per basic and diluted share) recorded during the first nine months of 2000. The improvement in net income during both time periods was primarily the result of an increase in net interest income, higher noninterest income and greater employee efficiency.

     INTEREST INCOME. Interest income during the third quarter of 2001 was $3,186,130, a 7.8% increase over the $2,956,825 earned during the third quarter of 2000. Interest income during the first nine months of 2001 was $9,552,965, a 20.5% increase over the $7,930,698 earned during the first nine months of 2000. The growth that was obtained in interest income during both periods was attributable to greater average outstanding balances in interest earning assets, principally loans receivable. During the third quarter of 2001, earning assets averaged $178.4 million, an increase from average earning assets of $143.1 million during the third quarter of 2000. During the first nine months of 2001, earning assets averaged $173.0 million, an increase from average earning assets of $132.2 million during the same period in 2000. The growth in interest income during the third quarter of 2001 and the first nine months of 2001 was negatively impacted by the decline in yield on earning assets. During the third quarters of 2001 and 2000, the weighted average yield on earning assets was 6.95% and 8.16%, respectively. During the first nine months of 2001 and 2000, the weighted average yield on earning assets was 7.25% and 7.93%, respectively. The decrease in yields in 2001 was primarily due to the overall decline of market interest rates during the first nine months, in part evidenced by the 400 basis point drop in the prime rate since January 3, 2001. Interest income should continue to grow as the loan portfolio and other interest earning assets increase.

     INTEREST EXPENSE. Interest expense during the third quarter of 2001 was $1,681,738, a 3.9% decrease over the $1,749,273 expensed during the third quarter of 2000. Interest expense during the first nine months of 2001 was $5,253,678, a 17.9% increase over the $4,456,057 expensed during the first nine months of 2000. The decline in interest expense during the third quarter of 2001 compared to the same period in 2000 was result of the significant reduction in market interest rates that has taken place during 2001 that did not occur in the same period in 2000. The growth in interest expense on a year-over-year basis was primarily attributable to the growth in liabilities, which were needed to fund the increase in earning assets outlined above. During the third quarter of 2001, interest-bearing liabilities averaged $163.3 million, higher than the average interest-bearing funds of $121.8 million during the third quarter of 2000. During the first nine months of 2001, interest-bearing liabilities averaged $151.4 million, higher than the average interest-bearing funds of $111.1 million during the same time period in 2000. Positively impacting interest expense during the first nine months and the third quarter of 2001 was the decline in the cost of interest-bearing funds due to the decline in market rates as mentioned above. During the third quarters of 2001 and 2000, interest-bearing liabilities had a weighted average rate of 4.09% and 5.98%, respectively, reflecting the above-mentioned decline in market interest rates. During the first nine months of 2001, interest-bearing liabilities had a weighted average rate of 4.63%, lower than the weighted average rate of 5.55% during the first nine months of 2000. The increasing interest rate environment during 2000, that peaked toward the end of the second quarter 2000 and remained relatively stable throughout the remainder of 2000, resulted in an increased cost of funds during the second six months of 2000. The significant decline in market interest rates during 2001 resulted in a substantial decline in the cost of funds over the past nine months that is not reflected in the nine month 2001 and 2000 comparison but is reflected in the third quarter 2001 and 2000 comparison. A continued decline in the cost of interest-bearing liabilities is expected so long as market interest rates remain at current levels or continue to decline further.



     NET INTEREST INCOME. Net interest income during the third quarter of 2001 was $1,504,392, an increase of 24.6% over the $1,207,552 earned during the third quarter of 2000. Net interest income during the first nine months of 2001 was $4,299,287, a substantial increase of 23.7% over the $3,474,641 earned during the same time period in 2000. The net interest margin on a fully tax equivalent
(FTE) basis declined from 3.35% during the third quarter of 2000 to 3.26% in the third quarter of 2001, and declined from 3.50% during the first nine months of 2000 to 3.36% in the first nine months of 2001. Although our bank experienced significant asset growth during the third quarter of 2001 and the first nine months of 2001 when compared to the same time periods in 2000, the net interest margin declined primarily due to the rapid decline in market interest rates that occurred during the first nine months of 2001 and our vulnerability to such an event in the short term time horizon. The level of loans tied to the prime rate is more than the level of non-certificate of deposit funding products. As a result, and despite the fact that most of the major interest rate indices declined in a similar manner, each time market interest rates declined our net interest margin was negatively impacted. However, we believe that this repricing gap is short term in nature. As interest rates stabilize and a significant volume of certificates of deposit mature and reprice at much lower levels throughout the remainder of 2001 and into 2002, the net interest margin is expected to improve. The margin in the third quarter of 2001 was 3.26%, which was lower than the 3.47% for the second quarter of 2001. This expectation is further supported by the results of the net interest income simulation analysis completed as of September 30, 2001, as presented and discussed under the heading Management of Interest Sensitivity.

     ALLOWANCE FOR LOAN LOSSES. Provisions to the allowance for loan losses during the third quarter of 2001 were $152,000, an increase from the $140,000 expensed during the same time period in 2000. Provisions to the allowance for loan losses during the first nine months of 2001 were $358,000, a decrease from the $486,000 expensed during the same time period in 2000. The allowance for loan losses as a percentage of total loans outstanding as of September 30, 2001 was 1.58%, compared to 1.41% at December 31, 2000. The increase in the allowance for loan losses as a percentage of total loans receivable was primarily a result of management's risk assessment of the portfolio. The risk assessment is based on numerous statistical and other factors including the specific asset class of each loan (i.e. commercial, residential or consumer), the internal risk rating of each loan, specific industry concentrations, an assessment for large dollar and unsecured loans and specific reserves for watchlist credits.

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

     We have not experienced any charge-offs from loans receivable since inception. Accordingly, in estimating the risk of loss in our loan portfolio we considered the level of charge-offs on loans experienced by peer financial institutions having a loan portfolio mix and risk characteristics similar to our loan portfolio mix and risk characteristics. At September 30, 2001, no portion of the allowance for loan losses was allocated to impaired loan balances, as there were no loans considered impaired. Management believes the allowance for loan losses at September 30, 2001 was adequate to absorb losses in the loan portfolio, including potential losses due to the slowing economy.




     NONINTEREST INCOME. Noninterest income during the third quarter of 2001 was $165,064, an increase of 242.4% over the $48,213 earned during the same time period in 2000. Noninterest income during the first nine months of 2001 was $396,265, an increase of 215.1% over the $125,744 earned during the same time period in 2000. Noninterest income, excluding the net gains on sales of securities and equipment, during the first nine months of 2001 was $245,382, an increase of 68.5% over the $145,660 earned during the same time period in 2000. Excluding the net gains on sales of securities, service charge income accounted for the increase in noninterest income. The increase in service charge income during both time periods primarily resulted from new accounts opened during the last 12 months. For the first nine months of 2001, the gain on the sale of investment securities amounted to $150,268, compared to a loss on the sale of investment securities of $19,916 during the same period in 2000. For the third quarter of 2001, the gain on the sale of investment securities amounted to $72,093 compared to a loss of $6,327 for the same period of 2000.

         NONINTEREST EXPENSE. Noninterest expense during the third quarter of 2001 was $1,032,628, an increase of 24.2% over the $831,315 expensed during the same time period in 2000. Noninterest expense during the first nine months of 2001 was $2,842,257, an increase of 20.3% over the $2,363,074 expensed during the same time period in 2000. An increase in salaries and benefits, as well as general overhead costs, was recorded. The increases in salaries and benefits primarily resulted from the hiring of additional staff and annual pay increases. General overhead costs have also increased reflecting the additional expenses required to administer our increased asset base.

     Monitoring and controlling noninterest costs, while at the same time providing high quality service to clients, is one of our top priorities. Our efficiency ratio, computed by dividing noninterest expenses by net interest income plus noninterest income, was 61.85% and 60.53% during the third quarter and first nine months of 2001, respectively. These levels compare favorably to our efficiency ratio of 66.20% and 65.63% during the third quarter and first nine months of 2000, respectively. A higher level of net revenue growth (net interest income plus noninterest income) when compared to the growth in overhead costs has lead to improved efficiency ratios and overall profitability.

     TAXES. Federal income tax expense was $163,900 and $550,200 during the third quarter and first nine months of 2001, respectively. Federal income tax expense was $12,636 during the third quarter and $12,448 for the first nine months of 2000. We have utilized our entire net operating loss carry forward and have shown adequate profitability to warrant recording our net deferred tax assets. Consequently, we reversed all of the remaining $260,835 valuation allowance for deferred tax assets in 2000. As we continue to be profitable, we will continue to report income tax expense.

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

     Evaluating the exposure to changes in interest rates includes assessing both the adequacy of the process used to control interest rate risk and the quantitative level of exposure. Our interest rate risk management process seeks to ensure that appropriate policies, procedures, management, information systems and internal controls are in place to maintain interest rate risk at prudent levels with consistency and continuity. In evaluating the quantitative level of interest rate risk, we assess the existing and potential future effects of changes in interest rates on our financial condition, including capital adequacy, earnings, liquidity and asset quality.

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



     The second interest rate risk measurement used is commonly referred to as net interest income simulation analysis. We believe that this methodology provides a more accurate measurement of interest rate risk than the GAP analysis, and therefore, serves as one of our primary interest rate risk measurement technique. The simulation model assesses the direction and magnitude of variations in net interest income resulting from potential changes in market interest rates. Key assumptions in the model include prepayment speeds on various loan and investment assets; cash flows and maturities of interest-sensitive assets and liabilities; and changes in market conditions impacting loan and deposit volume and pricing. These assumptions are inherently uncertain and subject to fluctuation and revision in a dynamic environment; therefore, the model cannot precisely estimate net interest income or exactly predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions and the company's strategies, among other factors.

     We conducted multiple simulations as of September 30, 2001, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred. Results of the simulation suggest that we could expect net interest income to increase by approximately $193,000, if interest rates gradually decline by 100 basis points over the next twelve months, and to decrease approximately $193,000, if interest rates gradually increase 100 basis points over the next twelve months, from forecast levels of net interest income absent any changes in rates. These variances in net interest income were within our policy parameters established to manage interest rate risk. Other simulations are run quarterly looking at changes to interest income given 200 and 300 basis point changes in interest rates.

     The third interest rate risk measurement used is commonly referred to as an "EVE" analysis or an Economic Value of Equity analysis. As well as the simulation analysis, we believe that this methodology provides a more accurate measurement of interest rate risk than the GAP analysis, and therefore, serves as one of our primary interest rate risk measurement techniques. The EVE analysis assesses the impact to the value of equity given potential changes in market interest rates. Key assumptions in the model include prepayment speeds on various loans, discount rates and the duration of assets and liabilities as determined by the federal regulatory agencies. These assumptions are inherently uncertain, subject to fluctuation and revision in a dynamic environment; therefore, the model cannot precisely estimate the value of equity or exactly predict the impact that higher or lower interest rates will have on the value of equity. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions and the company's strategies, among other factors.

     Results of the economic value of equity analysis done as of September 30, 2001, suggest that we could expect the value of our equity to increase 2.88% and 5.87%, if there was an immediate interest rate shift upward of 100 and 200 basis points and to decrease (5.98)% and (14.16)%, if there was an immediate interest rate shift downward of 100 and 200 basis points. Management believes the different scenarios indicate a bank that has relatively low overall interest rate risk.

                        RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations." SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only have an impact on our financial statements if we enter into a business combination.

     Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. We are required to adopt this statement on January 2002, and early adoption is not permitted. The adoption of this statement will not have an impact on our financial statements, as we do not have any intangible assets.


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

                                  ST. JOSEPH CAPITAL CORPORATION
                                  (Registrant)


Date:  November 8, 2001           /s/ John W. Rosenthal
                                  ---------------------------------------------
                                  John W. Rosenthal
                                  President

Date:  November 8, 2001           /s/ Edward R. Pooley
                                  ---------------------------------------------
                                  Edward R. Pooley
                                  Principal Financial Officer