Form 10KSB40
period 2001-12-31
ST JOSEPH CAPITAL CORP
filed 2002-03-28
CIK 1015856

                      [ST. JOSEPH CAPITAL CORPORATION LOGO]





                        2001 ANNUAL REPORT ON FORM 10-KSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001
                                         -----------------

[ ]    Transition report under Section 13 or 15(d) of the Securities Exchange
       Act of 1934 For the transition period from              to
                                                  ------------    ------------

Commission file number     333-06581
                       ---------------------

                         ST. JOSEPH CAPITAL CORPORATION
                         ------------------------------
                 (Name of Small Business Issuer in Its Charter)

                  Delaware                                 35-1977746
--------------------------------------------     ------------------------------
(State or Other Jurisdiction of Incorporation           (I.R.S. Employer
or Organization)                                       Identification No.)

3820 Edison Lakes Parkway, Mishawaka, Indiana                 46545
---------------------------------------------    ------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

                                 (574) 273-9700
                (Issuer's Telephone Number, Including Area Code)

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         The Issuer's revenues for its most recent fiscal year were $13,081,953.

         The aggregate market value of the voting stock held by non-affiliates of the Issuer as of February 28, 2002 was approximately $21,032,648. As of said date, the Issuer had 1,679,105 shares of Common Stock issued and outstanding.

                      Documents incorporated by reference:
    Part III of Form 10-KSB - Portions of the Proxy Statement for the annual meeting of stockholders to be held May 23, 2002.

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [x]

                         ST. JOSEPH CAPITAL CORPORATION
                        2001 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

                                     PART I

ITEM                                                                     PAGE

1.       Description of Business.                                        1
2.       Description of Property.                                        23
3.       Legal Proceedings.                                              24
4.       Submission of Matters to a Vote of Security Holders.            24

                                     Part II

5.       Market for Common Equity and Related Stockholder Matters.       24
6.       Management's Discussion and Analysis or Plan of Operation.      25
7.       Financial Statements.                                           36
8.       Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure.                                       60

                                    Part III

9.       Directors, Executive Officers, Promoters and Control Persons,
         Compliance With Section 16(a) of the Exchange Act.              60
10.      Executive Compensation.                                         60
11.      Security Ownership of Certain Beneficial Owners and Management. 60
12.      Certain Relationships and Related Transactions.                 60
13.      Exhibits and Reports on Form 8-K.                               60

         Signatures

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         We are a bank holding company that owns the St. Joseph Capital Bank, a full-service commercial banking institution located in Mishawaka, Indiana. The Bank provides a broad range of banking products and services, including credit, cash management, deposit and asset management to its targeted client base of executive and professionals and small to medium-sized businesses. Our market area encompasses a substantial portion of the Indiana communities of Mishawaka, South Bend, Notre Dame, Granger, Osceola and Elkhart, as well as certain Michigan communities, including Niles, Edwardsburg and Cassopolis. Due to the overlap of this metropolitan area over state lines, this region is often referred to as "Michiana." At December 31, 2001, we had total assets of $214.8 million, loans of $147.0 million and deposits of $153.3 million.

         We started our banking operations on February 13, 1997 with the goal of building a locally owned and managed financial institution to meet the banking needs of our targeted clients. As part of our operating strategy, we strive to offer clients a high level of service on a consistent basis. Our rapid growth since 1997 has largely been a product of our success in attracting targeted individuals and businesses to become clients coupled with our ability to recruit and retain a community-oriented management team with significant commercial banking experience in the Michiana area. We have also taken advantage of the client disruption caused by the acquisition of a number of the area's other locally owned financial institutions by large and super-regional bank holding companies.

         Our rapid growth, coupled with our desire to take advantage of additional opportunities to increase our market share, lead us to increase the capital in during 1999 to support additional growth, which we have realized. This growth, as well as continued growth, will eventually allow us to take advantage of the operating leverage available to larger financial institutions.

         An increase in the bank's capital also allowed us to increase our lending limit, which will enable us to compete more effectively in our marketplace. Increasing our client base allows us to spread our fixed costs over a larger universe of clients thereby improving our operating efficiency.

         A hallmark of our operations has been our commitment to operate out of a single location as a way of keeping tight control on our fixed, overhead expenses. The delivery of our banking services is accomplished through our headquarters facility, a courier service program, our ATM/debit card product, our postage paid bank-by-mail program, telephone banking and computer banking. The diversity of our delivery systems enables our clients to choose the method of banking which is most convenient for them. While no plans currently exist, we may also expand our product offerings, move into new markets or make strategic acquisitions of other financial institutions in the future. We intend to continue to pursue an aggressive growth strategy focused on the addition of experienced banking personnel in the Michiana area, while also maintaining strong asset quality and enhancing our profitability.

         We have and will continue to price our loan products and deposit products competitively. The net interest income generated by the lending and deposit-gathering activities of the Bank should continue to increase as the overall size of the Bank increases.

         We currently maintain our office at 3820 Edison Lakes Parkway, Mishawaka, Indiana, 46545. Our telephone number is (574) 273-9700.

BUSINESS STRATEGY

         We expect to establish and maintain a high standard of quality in each service we provide, and our employees are expected to emphasize service in their dealings with clients. We believe that the use of state-of-the-art technology will permit each employee to devote more time and attention to personal service, respond more quickly to a client's requests and deliver services in the most timely manner possible.

         Our goal is to create and maintain a "client-driven" organization focused on providing high value to clients by promptly delivering products and services matched directly to their needs. Furthermore, we expect to gain market share by developing strong ties to our community. In this regard, most of our directors currently hold, and have held in the past, leadership positions in a number of community organizations, and intend to continue this active involvement in future years. Members of the senior management team are also in leadership positions in a variety of community organizations and intend to continue this active involvement in future years. Additionally, all employees are encouraged to be active in the civic, charitable and social organizations located in the Michiana area.

         The Bank offers a broad range of deposit services, including checking accounts, money market accounts, savings accounts and time deposits of various types, as well as a full range of short to intermediate term personal and commercial loans. Commercial loans include lines of credit to finance accounts receivable and inventory, term loans to finance machinery and equipment, as well as commercial mortgages to finance land and buildings. The Bank makes personal loans directly to its clients for various purposes, including purchases of automobiles, boats and other recreational vehicles, home improvements, education and personal investments. The Bank also makes residential mortgage loans and substantially all of them are retained by the Bank and consist of balloon payment, adjustable and fixed rate mortgages. The Bank offers other services, including credit cards, cashier's checks, traveler's checks and automated teller access.

LENDING ACTIVITIES

         We provide a broad range of commercial and retail lending services to corporations, partnerships and individuals. The Bank actively markets its services to qualified borrowers. Lending officers actively solicit the business of new borrowers entering our market area as well as long-standing members of the local business community. The Bank has established lending policies, which include a number of underwriting factors to be considered in making a loan, including location, loan to value ratio, cash flow, interest rate and the credit history of the borrower.

         Our legal lending limit is approximately $3,000,000. The board of directors, however, has established an "in-house" limit of $2,200,000. The board may from time to time raise or lower the "in-house" limit, as it deems appropriate to comply with safe and sound banking practices and respond to overall economic conditions.

         As part of the loan monitoring activity at the bank, the officers' loan committee meets weekly to review loan portfolio dynamics. Loan review officer's present detailed reports on the loan portfolio to the board during board meetings. Management has attempted to identify problem loans at an early stage and to aggressively seek a resolution of these situations.

         COMMERCIAL LOANS. We are an active commercial lender in the Michiana area. Our areas of emphasis include, but are not limited to, loans to manufacturers, building contractors, developers and business services companies. We also provide a wide range of operating loans, including lines of credit for working capital and operational purposes, as well as term loans for the acquisition of equipment and other purposes. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. In addition, the Bank has taken personal guarantees to help assure payment when appropriate. Terms of commercial business loans generally range from one to five years. A significant portion of our commercial business loans has floating interest rates or re-price within one year. We also make commercial real estate loans, which are generally secured by the underlying real estate and improvements. However, we may also require additional assets of the borrower as collateral.

         RESIDENTIAL REAL ESTATE MORTGAGE LOANS. The main focus of our lending activity continues to be on the commercial side and we have viewed residential mortgages primarily as a way to attract and service targeted clients. We offer a variety of adjustable rate products as well as traditional 15-year fixed rate loans. The growth in the residential loan portfolio has been a result of refinancing activities, acquisition and construction of existing or new homes. The Bank has retained substantially all real estate loans in its portfolio.

         CONSUMER LENDING. We provide all types of consumer loans including motor vehicles, home improvement, home equity, signature loans and small personal credit lines. The Bank has no indirect lending, and intends to actively seek to increase its personal lines of credit and home equity loans.

COMPETITION

         Our market area is competitive. We compete for loans principally through the range and quality of service we provide and interest rates. We believe that our reputation in the communities we serve and personal service philosophy enhances our ability to compete favorably in attracting and retaining individual and business clients. We actively solicit deposits by offering clients personal attention, professional service and competitive rates.

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

         Under the Gramm-Leach-Bliley Act of 1999, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which we conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

MARKET AREA

         We offer a full range of commercial and consumer banking services primarily within a fifteen-mile radius of our main office located in Mishawaka, Indiana. This area encompasses a substantial portion of the Indiana communities of Mishawaka, South Bend, Notre Dame, Granger, Osceola and Elkhart, and certain Michigan communities, including Niles, Edwardsburg and Cassopolis. Due to the overlap of this metropolitan area over state lines, this region is often referred to as "Michiana."

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

         Memorial Hospital and St. Joseph's Medical Center are the two largest health care providers in the Michiana area. Bosch Braking Systems Corp., Honeywell and A M General Corp. are three of the region's largest manufacturers, and the area is also home to a number of smaller manufacturing, retail and service businesses. Many major manufacturing companies are also located in adjacent Elkhart County, including Coachmen Industries, CTS Corporation and Skyline Corporation. We believe this diverse commercial base provides significant potential for business banking services, together with personal banking services for owners and employees of these entities.

EMPLOYEES

         We have 46 full-time equivalent employees. None of our employees are covered by a collective bargaining agreement with St. Joseph or the bank. We consider our employee relations to be excellent.

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

RECENT REGULATORY DEVELOPMENTS

         The terrorist attacks in September, 2001, have impacted the financial services industry and have already led to federal legislation that attempts to address certain related issues involving financial institutions. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"). Among its other provisions, the USA PATRIOT Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA PATRIOT Act also requires the Secretary of the Treasury to prescribe, by regulations to be issued jointly with the federal banking regulators and certain other agencies, minimum standards that financial institutions must follow to verify the identity of clients, both foreign and domestic, when a client opens an account. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. At this time, the Company is unable to determine whether the provisions of the USA PATRIOT Act will have a material impact on the business of the Company and the Bank.

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

         INVESTMENTS AND ACTIVITIES. Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the voting shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

         The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, this authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies or financial holding companies. As of the date of this filing, the Company has not applied for nor received approval to operate as a financial holding company.

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

         The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total risk-weighted assets; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan losses.

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

         As of December 31, 2001, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements.

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

THE BANK

         GENERAL. The Bank is an Indiana-chartered bank, the deposit accounts of which are insured by the FDIC's Bank Insurance Fund ("BIF"). As a BIF-insured, Indiana-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFI, as the chartering authority for Indiana banks, and the FDIC, which under federal law is designated as the primary federal regulator of state-chartered, FDIC-insured banks that are not members of the Federal Reserve System.

         DEPOSIT INSURANCE. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. The FDIC makes risk classification of all insured institutions for each semi-annual assessment period.

         During the year ended December 31, 2001, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2002, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

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

         FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of the outstanding FICO obligations in 2019. During the year ended December 31, 2001, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

         SUPERVISORY ASSESSMENTS. All Indiana banks are required to pay supervisory assessments to the DFI to fund the operations of the DFI. During the year ended December 31, 2001, the Bank paid supervisory assessments to the DFI totaling $15,042.

         CAPITAL REQUIREMENTS. The FDIC has established the following minimum capital standards for state-chartered insured nonmember banks, such as the Bank:
(i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (see "--The Company--Capital Requirements").

         The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the FDIC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, federal law and regulations provide various incentives to financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is "well-capitalized" may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company's eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be "well-capitalized." Under the regulations of the FDIC, in order to be "well-capitalized" a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

         Federal law also provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution's asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

         As of December 31, 2001: (i) the Bank was not subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under FDIC capital adequacy guidelines; and (iii) the Bank was "well-capitalized," as defined by FDIC regulations.

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

         The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2001. As of January 1, 2002, approximately $2.2 million plus Bank earnings generated in 2002 is available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

         INSIDER TRANSACTIONS. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit by the Company, on investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

         SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

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

         BRANCHING AUTHORITY. Indiana banks, such as the Bank, have the authority under Indiana law to establish branches anywhere in Indiana, subject to receipt of all required regulatory approvals.

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

         FEDERAL RESERVE SYSTEM. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $41.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $41.3 million, the reserve requirement is $1.239 million plus 10% of the aggregate amount of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

                      SELECTED CONSOLIDATED FINANCIAL DATA


The following selected consolidated financial data of St. Joseph Capital Corporation and its subsidiary is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes thereto.

                                                                           At December 31
                                                                           (In thousands)
SUMMARY OF FINANCIAL CONDITION:                      2001          2000         1999         1998         1997
                                                     ----          ----         ----         ----         ----
Total assets                                     $   214,804  $   177,071  $   130,932  $    96,604   $    50,839
Total cash and cash equivalents                       20,021       19,543       13,266       15,719         4,535
Interest-bearing time deposits in
  other financial institutions                             -            -            -            -           500
Securities available for sale                         45,172       23,172       29,676       31,066        22,351
Loans receivable, net of allowance for
  loan losses                                        144,688      129,841       85,054       48,011        21,991
Total deposits                                       153,308      122,432       98,241       76,390        34,916
FHLB advances                                         30,570       27,570        7,500        2,000             -
Total shareholders' equity                            20,015       18,561       16,799       11,611        11,257
Average shareholders' equity                          19,545       17,480       13,345       11,296        11,628
Average total assets                                 191,590      147,817      108,773       71,232        31,283

                                                    Years Ended December 31, 2001, 2000, 1999, 1998 and 1997
                                                                         (In thousands)
Summary of Operating Results:                         2001        2000         1999         1998         1997
                                                      ----        ----         ----         ----         ----

Total interest and dividend income               $    12,414  $    11,072  $     7,370  $     4,790   $     2,022
Total interest expense                                 6,600        6,290        3,847        2,699           942
                                                 -----------  -----------  -----------  -----------   -----------
     Net interest income                               5,814        4,782        3,523        2,091         1,080
Provision for loan losses                                422          582          518          392           360
Total noninterest income                                 668          205           98          158             4
Total noninterest expense                              4,066        3,170        2,592        2,086         1,486
                                                 -----------  -----------  -----------  -----------   -----------
Income (loss) before income taxes                      1,994        1,235          511         (229)         (762)
Income tax expense                                       719          213            -            -             -
                                                 -----------  -----------  -----------  -----------   -----------
     Net income (loss)                           $     1,275  $     1,022  $       511  $      (229)  $      (762)
                                                 ===========  ===========  ===========  ===========   ===========

Supplemental Data:
Return on average total assets                           .67%         .69%         .47%        (.32)%       (2.44)%
Return on average shareholders' equity                  6.52         5.85         3.83        (2.03)        (6.55)
Net interest rate spread(1)                             2.60         2.49         2.68         2.09          1.61
Net yield on average interest-earning assets(2)         3.23         3.43         3.46         3.15          3.72
Net interest income to operating
  expenses(3)                                         142.99       150.85       135.92       100.24         72.68
Average shareholders' equity to average
  total assets                                         10.20        11.83        12.27        15.86         37.17
Average interest-earning assets to average
  interest-bearing liabilities                        117.03       120.11       120.30       126.52        165.02
Nonperforming assets to total assets                       -            -            -            -             -
Nonperforming loans to total loans
  receivable                                               -            -            -            -             -
Allowance for loan losses to total loans
   receivable                                           1.55         1.41         1.47         1.54          1.61
Allowance for loan losses to non-performing
  loans receivable                                         -            -            -            -             -
Basic income (loss) per common share             $       .76         $      .61   $      .37   $       (.18)$
(.60)
Diluted income (loss) per common share           $       .75   $      .60   $      .36   $     (.18)   $    (.60)
Dividends declared per common share              $         -   $        -   $        -   $        -    $        -
Book value per common share                      $     11.93   $    11.08   $    10.03   $     9.08    $    8.87
Number of offices                                          1            1            1            1             1
-----------------------------------------------------------------------------------------------------------------

(1) Interest rate spread is calculated by subtracting average interest rate cost from average interest rate earned.
(2)  Net interest income divided by average interest-earning assets.
(3)  Operating expenses consist of other expenses less income taxes.

ITEM 1.  BUSINESS-STATISTICAL DISCLOSURE

I.  DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
    INTEREST RATES AND INTEREST DIFFERENTIAL

    A. The following are the average balance sheets for the years ending December 31:

                                                       ----------------------------2001------------------------
                                                                                   ----
                                                          Average                                       Average
                                                          Balance                Interest                Rate
                                                          -------                --------                ----
                                                                          (Dollars in thousands)
    ASSETS
    Interest-earning assets
      Federal funds sold                               $     6,309              $      255                4.04%
      Interest-earning deposits in other
        financial institutions                               4,771                     142                2.98
      Securities available for sale (1)                     26,155                   1,401                5.36
      FHLB stock                                             1,574                     117                7.43
      Loans receivable (2)                                 141,020                  10,499                7.45
                                                       -----------              ----------
       Total interest-earning assets (1)                   179,829                  12,414                6.90%

    Noninterest-earning assets
      Cash and due from banks                               10,893
      Allowance for loan losses                             (2,094)
      Premises and equipment, net                            1,359
      Accrued interest receivable and
        other assets                                         1,603
                                                       -----------

                                                       $   191,590
                                                       ===========
    LIABILITIES AND SHAREHOLDERS' EQUITY
    Interest-bearing liabilities
      Savings, NOW and money markets                   $    66,338              $    2,258                3.40%
      Certificates of deposit                               47,929                   2,354                4.91
      Federal funds purchased                                  472                      25                5.30
      Securities sold under agreements
        to repurchase                                        8,016                     222                2.77
      FHLB advances                                         30,910                   1,741                5.63
                                                       -----------              ----------
       Total interest-bearing liabilities                  153,665                   6,600                4.30%
                                                                                ----------

    Noninterest-bearing liabilities
      Demand deposits                                       18,094
      Accrued interest payable and
        other liabilities                                      286
                                                       -----------
                                                           172,045

    Shareholders' equity                                    19,545
                                                       -----------

                                                       $   191,590
                                                       ===========

    Net interest income/spread                                                  $    5,814                2.60%
                                                                                ==========

    Net interest income as a percent
      of average interest earning assets (1)                                                              3.23%
                                                                                                          ====
--------------------------------------------------------------------------------------------------------------

(1) Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Tax exempt interest income is not presented on a tax equivalent basis.
(2) Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.

    I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

                                                       ----------------------------2000------------------------
                                                                                   ----
                                                          Average                                       Average
                                                          Balance                Interest                Rate
                                                          -------                --------                 ----
                                                                          (Dollars in thousands)

    ASSETS
    Interest-earning assets
      Federal funds sold                               $     3,398              $      212                6.24%
      Interest-bearing deposits in other
        financial institutions                                 126                       5                3.97
      Securities available for sale (1)                     25,287                   1,544                5.95
      FHLB stock                                               684                      57                8.33
      Loans receivable (2)                                 109,457                   9,254                8.45
                                                       -----------              ----------
       Total interest-earning assets (1)                   138,952                  11,072                7.93%

    Noninterest-earning assets
      Cash and due from banks                                7,712
      Allowance for loan losses                             (1,598)
      Premises and equipment, net                            1,454
      Accrued interest receivable and
        other assets                                         1,297
                                                       -----------

                                                       $   147,817
                                                       ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Interest-bearing liabilities
      Savings, NOW and money markets                   $    56,023              $    2,858                5.10%
      Certificates of deposit                               38,759                   2,312                5.97
      Federal funds purchased                                  626                      42                6.71
      Securities sold under agreements
        to repurchase                                        6,998                     311                4.44
      FHLB advances                                         13,278                     767                5.78
                                                       -----------              ----------
       Total interest-bearing liabilities                  115,684                   6,290                5.44%
                                                                                ----------

    Noninterest-bearing liabilities
      Demand deposits                                       14,396
      Accrued interest payable and
        other liabilities                                      257
                                                       -----------
                                                           130,337

    Shareholders' equity                                    17,480
                                                       -----------

                                                       $   147,817
                                                       ===========

    Net interest income/spread                                                  $    4,782                2.49%
                                                                                ==========

    Net interest income as a percent
      of average interest earning assets (1)                                                              3.43%
                                                                                                          ====


--------------------------------------------------------------------------------------------------------------

(1) Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Tax exempt interest income is not presented on a tax equivalent basis.
(2) Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.

I.  DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
    INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

                                                       ----------------------------1999------------------------
                                                                                   ----
                                                          Average                                       Average
                                                          Balance                Interest                Rate
                                                          -------                --------                ----
                                                                          (Dollars in thousands)
    ASSETS
    Interest-earning assets
      Federal funds sold                               $     4,449              $      228                5.12%
      Interest-bearing deposits in other
        financial institutions                                 109                       8                7.34
      Securities available for sale (1)                     28,959                   1,726                5.94
      FHLB stock                                               375                      24                6.40
      Loans receivable (2)                                  67,884                   5,384                7.93
                                                       -----------              ----------
       Total interest-earning assets (1)                   101,776                   7,370                7.23%

    Noninterest-earning assets
      Cash and due from banks                                5,954
      Allowance for loan losses                               (970)
      Premises and equipment, net                            1,214
      Accrued interest receivable and
        other assets                                           799
                                                       -----------

                                                       $   108,773
                                                       ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Interest-bearing liabilities
      Savings, NOW and money markets                   $    44,707              $    1,943                4.35%
      Certificates of deposit                               26,673                   1,341                5.03
      Federal funds purchased                                   74                       4                5.41
      Securities sold under agreements
        to repurchase                                        8,980                     366                4.07
      FHLB advances                                          4,167                     193                4.63
                                                       -----------              ----------
       Total interest-bearing liabilities                   84,601                   3,847                4.55%
                                                                                ----------

    Noninterest-bearing liabilities
      Demand deposits                                       10,460
      Accrued interest payable and
        other liabilities                                      367
                                                       -----------
                                                            95,428

    Shareholders' equity                                    13,345
                                                       -----------

                                                       $   108,773
                                                       ===========

    Net interest income/spread                                                  $    3,523                2.68%
                                                                                ==========                ====

    Net interest income as a percent
       of average interest earning assets (1)                                                             3.46%
                                                                                                          ====

--------------------------------------------------------------------------------------------------------------

(1) Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Tax exempt interest income is not presented on a tax equivalent basis.

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


                                         Total                                  Total
                                       Variance    Variance Attributable To   Variance     Variance Attributable To
                                                   ------------------------                ------------------------
                                       2001/2000     Volume        Rate       2000/1999      Volume         Rate
                                       ---------     ------        ----       ---------      ------         ----
                                                                   (In thousands)
INTEREST INCOME
   Federal funds sold                  $      43    $     136    $     (93)   $     (16)    $    (60)    $       44
   Interest-bearing deposits in other
     financial institutions                  137          139           (2)          (3)           1             (4)
   Securities available for sale            (143)          52         (195)        (182)        (180)            (2)
   FHLB stock                                 60           67           (7)          33           24              9
   Loans receivable                        1,245        2,443       (1,198)       3,870        3,494            376
                                       ---------    ---------    ----------   ---------     --------     ----------
                                           1,342        2,837       (1,495)       3,702        3,279            423

INTEREST EXPENSE
   Savings, NOW and money markets           (600)         464       (1,064)         915          542            373
   Certificates of deposit                    42          492         (450)         971          688            283
   Federal funds purchased                   (17)          (9)          (8)          38           37              1
   Securities sold under agreements
     to repurchase                           (89)          40         (129)         (55)         (86)            31
   FHLB advances                             974          994          (20)         574          516             58
                                       ---------    ---------    ----------   ---------     --------     ----------
                                             310        1,981       (1,671)       2,443        1,697            746
                                       ---------    ---------    ----------   ---------     --------     ----------

NET INTEREST INCOME                    $   1,032    $     856    $     176    $   1,259     $  1,582     $     (323)
                                       =========    =========    =========    =========     ========     ==========

II. INVESTMENT PORTFOLIO

    A. The carrying value of securities available for sale as of December 31 are summarized as follows:


                                                        2001             2000            1999
                                                        ----             ----            ----
                                                                   (In thousands)
        U.S. Government and federal agencies        $     29,353    $     20,280     $     26,255
        Obligations of states and
          political subdivisions                           4,980           2,759            3,345
        Corporate bonds                                    5,135               -                -
        Mortgage backed securities                         5,661               -                -
        Marketable equity securities                          43             133               76
                                                    ------------    ------------     ------------

                                                    $     45,172    $     23,172     $     29,676
                                                    ============    ============     ============


    B. The maturity distribution and weighted average interest rates of debt securities available for sale at December 31, 2001 are shown in the following table. Securities that are not due at a single maturity date are not shown.

                             -------------------------------------Maturing-------------------------------------
                                                                  --------
                                                           (Dollars in thousands)

                                                     After One Year      After Five Years
                                    Within             But Within           But Within           After
                                   One Year            Five Years            Ten Years          Ten Years
                                   --------            ----------            ---------          ---------
                               Amount     Rate     Amount      Rate      Amount    Rate     Amount     Rate
                               ------     ----     ------      ----      ------    ----     ------     ----

    U.S. Government and
      federal agencies       $   9,099    3.46%  $  18,235     4.76%  $   1,027    5.75%  $     992    3.44%
    Obligations of states
      and political
      subdivisions                 250    5.19       2,194     6.29       2,536    6.78           -       -
    Corporate bonds              4,484    4.32           -        -           -       -         651    3.79
                             ---------           ---------            ---------           ---------

                             $  13,833    3.77%  $  20,429     4.92%  $   3,563    6.48%  $   1,643    3.58%
                             =========           =========             ========           =========



        The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

    C. Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no securities of any one issuer which exceeded 10% of the shareholders' equity of the Company at December 31, 2001.

III.    LOAN PORTFOLIO

        A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated:

                                             2001           2000            1999            1998           1997
                                             ----           ----            ----            ----           ----
                                                                           (In thousands)
           Commercial                   $     96,953   $     89,721    $      56,591   $     33,202    $     14,733
           Residential real estate
             mortgage                         42,583         34,223           26,571         13,925           6,376
           Installment loans to
             individuals                       7,426          7,749            3,161          1,636           1,242
                                        ------------   ------------    -------------   ------------    ------------

                                        $    146,962   $    131,693    $      86,323   $     48,763    $     22,351
                                        ============   ============    =============   ============    ============

           Concentrations of Credit Risk: The Company grants commercial, residential real estate mortgage and installment loans to individuals mainly in northern Indiana. Commercial loans include loans collateralized by business assets. At December 31, 2001, commercial loans make up approximately 65.9% of the loan portfolio and the loans are expected to be repaid from cash flow from operations of businesses. Commercial loans concentrated in real estate development and investment totaled $25.8 million or 17.6% of total loans at December 31, 2001. Residential real estate mortgage loans make up approximately 29.0% of the loan portfolio and are collateralized by residential real estate. Installment loans to individuals make up approximately 5.1% of the loan portfolio and are primarily collateralized by consumer assets.

       B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following table shows the amounts of commercial loans outstanding as of December 31, 2001, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)


                                                                                        2001
                                                                                   (In thousands)
           Maturing
           Within one year                                                          $     40,994
           After one year but within five years                                           42,801
           After five years                                                               13,158
                                                                                    ------------

                                                                                    $     96,953
                                                                                    ============

                                                                  Commercial Loan Interest Sensitivity
                                                                                        2001
                                                                                   (In thousands)
                                                                        Fixed         Variable
                                                                        Rate            Rate             Total
           Due after one year but within five years                $      29,516    $     13,285    $     42,801
           Due after five years                                            4,665           8,493          13,158
                                                                   -------------    ------------    ------------

                                                                   $      34,181    $     21,778    $     55,959
                                                                   =============    ============    ============

     C. Risk Elements

          1. Nonaccrual, Past Due, Restructured and Impaired Loans - The following schedule summarizes nonaccrual, past due, restructured and impaired loans at December 31:

                                               2001   2000   1999   1998   1997
                                               ----   ----   ----   ----   ----
                                                       (In thousands)

             (a) Loans accounted for on
                 a nonaccrual basis            $  -   $  -   $  -   $  -   $  -

             (b) Accruing loans which
                 are contractually past
                 due 90 days or more as
                 to interest or
                 principal payments               -      -      -      -      -

             (c) Loans not included in
                 (a) or (b) which are
                 "Troubled Debt
                 Restructurings" as
                 defined by Statement of
                 Financial Accounting
                 Standards No. 15                 -      -      -      -      -

             (d) Other loans defined as
                 "impaired"                       -      -      -      -      -
                                               ----   ----   ----   ----   ----

                                               $  -   $  -   $  -   $  -   $  -
                                               ====   ====   ====   ====   ====

             Management believes the allowance for loan losses at December 31, 2001 is adequate to absorb any losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover probable losses incurred based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

                                                           2001
                                                      (In thousands)

             Gross interest income that
             would have been recorded in
             2001 on nonaccrual loans
             outstanding at December 31,
             2001 if the loans had been
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
                                                           ====

             Discussion of the Nonaccrual Policy

             The accrual of interest income is discontinued when the collection of a loan or interest, in whole or in part, is doubtful. When interest accruals are discontinued, interest income accrued in the current period is reversed. While loans which are past due 90 days (180 days for residential real estate loans) or more as to interest or principal payments are considered for nonaccrual status, management may elect to continue the accrual of interest when the estimated net realizable value of collateral, in management's judgment, is sufficient to cover the principal balance and accrued interest.

          2. Potential Problem Loans

             As of December 31, 2001, in addition to the $-0- of loans reported under Item III, C.1., there are approximately $2.0 million of loans in other outstanding loans where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III. C.1 at some future date. Consideration was given to loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in Section 1 above. To the extent that such loans are not included in the $-0- potential problem loans described above, management believes that such loans will not materially impact future operating results, liquidity, or capital resources.

          3. Foreign Outstandings

             None

          4. Loan Concentrations

             None, not already disclosed under Item III A.

     D. Other Interest-Bearing Assets

        There are no other interest-bearing assets as of December 31, 2001 which would be required to be disclosed under Item III. C.1 or 2 if such assets were loans.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

     A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

                                               2001       2000       1999       1998       1997
                                               ----       ----       ----       ----       ----
                                                            (Dollars in thousands)
     LOANS
          Loans outstanding at end
            of period                        $146,962   $131,693   $ 86,323   $ 48,763   $ 22,351
                                             ========   ========   ========   ========   ========

          Average loans outstanding
            during period                    $141,020   $109,457   $ 67,884   $ 32,955   $  9,895
                                             ========   ========   ========   ========   ========


     ALLOWANCE FOR LOAN LOSSES
          Balance at beginning of period     $  1,852   $  1,270   $    752   $    360   $      -

          Loans charged-off
              Commercial                            -          -          -          -          -
              Residential real estate
                mortgage                            -          -          -          -          -
              Installment loans to
                individuals                         -          -          -          -          -
                                             --------   --------   --------   --------   --------
                                                    -          -          -          -          -
          Recoveries of loans previously
            charged-off
              Commercial                            -          -          -          -          -
              Residential real estate
                mortgage                            -          -          -          -          -
              Installment loans to
                individuals                         -          -          -          -          -
                                             --------   --------   --------   --------   --------
                                                    -          -          -          -          -
                                             --------   --------   --------   --------   --------

     Net loans charged-off                          -          -          -          -          -

     Provision for loan losses                    422        582        518        392        360
                                             --------   --------   --------   --------   --------

     Balance at end of period                $  2,274   $  1,852   $  1,270   $    752   $    360
                                             ========   ========   ========   ========   ========

     Ratio of net charge-offs during the
       period to average loans outstanding
       during the period                           -%         -%         -%         -%         -%
                                             ========   ========   ========   ========   ========

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

IV.  SUMMARY OF LOAN LOSS EXPERIENCE (Continued)

     B. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios at December 31:

                       ------------------------Allocation of the Allowance for Loan Losses---------------------------
                                               -------------------------------------------
                               2001                   2000                   1999                   1998
                               ----                   ----                   ----                   ----
                                 Percentage of          Percentage of          Percentage of          Percentage of
                                    Loans In               Loans In               Loans In               Loans In
                                      Each                   Each                   Each                   Each
                                    Category               Category               Category               Category
                       Allowance    to Total   Allowance   to Total   Allowance   to Total  Allowance    to Total
                         Amount       Loans     Amount       Loans     Amount       Loans     Amount       Loans
                         ------       -----     ------       -----     ------       -----     ------       -----
                                                       (Dollars in thousands)
Commercial               $1,616        65.9%    $1,302        68.1%    $  873        65.5%    $  471        68.1%
Residential real
  estate mortgage           252        29.0        201        26.0        140        30.8         75        28.5
Installment loans to
  individuals               249         5.1        110         5.9         70         3.7         31         3.4
Unallocated                 157           -        239           -        187           -        175           -
                         ------      ------     ------      ------     ------      ------     ------      ------

                         $2,274         100%    $1,852       100.0%    $1,270       100.0%    $  752       100.0%
                         ======      ======     ======      ======     ======      ======     ======      ======

        While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.   DEPOSITS

     The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

                                                 2001                    2000                1999
                                                 ----                    ----                ----
                                          Average    Average      Average    Average  Average    Average
                                          Amount       Rate        Amount      Rate    Amount      Rate
                                          ------       ----        ------      ----    ------      ----
                                            (Dollars in thousands)
     Savings,  NOW and money
       markets                          $  66,338      3.40%     $  56,023     5.10%   $44,707     4.35%
     Certificates of deposits              47,929      4.91         38,759     5.97     26,673     5.03
     Demand deposits (noninterest-
       bearing)                            18,094      -            14,396     -        10,460     -
                                        ---------                ---------             -------

                                        $ 132,361                $ 109,178             $81,840
                                        =========                =========             =======

     Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2001 are summarized as follows:

                                                                 2001
                                                                Amount
                                                            (In thousands)

        Three months or less                                 $     10,776
        Over three months and through six months                    5,621
        Over six months and through twelve months                   9,162
        Over twelve months                                          4,362
                                                             ------------

                                                             $     29,921
                                                             ============

VI.  RETURN ON EQUITY AND ASSETS

     The ratio of net income (loss) to average shareholders' equity and average total assets and certain other ratios are as follows:

                                                  2001       2000       1999
                                                  ----       ----       ----
                                                    (Dollars in thousands)

     Average total assets                       $191,590   $147,817   $108,773
                                                ========   ========   ========

     Average shareholders'
       equity (1)                               $ 19,545   $ 17,480   $ 13,345
                                                ========   ========   ========

     Net income                                 $  1,275   $  1,022   $    511
                                                ========   ========   ========

     Cash dividends declared                    $      -   $      -   $      -
                                                ========   ========   ========

     Return on average total assets                  .67%       .69%       .47%

     Return on average shareholders' equity         6.52%      5.85%      3.83%

     Dividend payout percentage                       -%         -%         -%

     Average shareholders'
       equity to average total assets              10.20%     11.83%     12.27%


     (1) Net of average unrealized appreciation or depreciation on securities available for sale.

VII. SHORT-TERM BORROWINGS

     The Company had securities sold under agreements to repurchase for which the average balance outstanding during the reported periods was 30 percent or more of shareholders' equity at the end of each reported period. The required disclosures are incorporated by reference and can be located in
     Note 7 of the consolidated financial statements.

ITEM 2.  DESCRIPTION OF PROPERTY.

     We purchased the building and land for our main office for $800,000 in May, 1999. This facility serves as our main office as well as our corporate headquarters and is located at 3820 Edison Lakes Parkway, Mishawaka, Indiana. The premises consist of a 9,600 square foot, two-story brick building constructed in 1988 with parking for approximately 57 vehicles. The building is located on a major thoroughfare in Mishawaka, approximately 2 miles south of Interstate 80 and near the city's population center.

     We have four interior teller stations and a night depository facility. We believe the facility will be adequate to meet our needs for the foreseeable future. We believe that the building is adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS.

     As a depository of funds, we may occasionally be named as a defendant in lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. Such litigation is incidental to our business.

     We are not aware of any pending litigation against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of 2001 to a vote of the Company's shareholders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock was held by approximately 127 holders of record as of February 28, 2002, and is quoted on the OTC Bulletin Board under the symbol "SJOE." To date there has been no regular and liquid market for the common stock, and there can be no assurance that a regular and liquid trading market will develop in the foreseeable future.

     The following table shows, for the periods indicated, the high and low trades per share of transactions in our common stock as quoted on the OTC Bulletin Board. Other private transactions may have occurred during the periods indicated of which we have no knowledge. The following prices represent inter-dealer prices without retail markups, markdowns or commissions.

                                  Per Share           Per Share
                                    Prices            Dividends
           2000               High          Low       Declared
           ----               ----          ---       --------
     March 31, 2000         $  15.67     $  13.00         -
     June 30, 2000             15.25        13.50         -
     September 30, 2000        15.25        13.50         -
     December 31, 2000         15.13        11.50         -

           2000
           ----

     March 31, 2001         $  17.38     $  12.00         -
     June 30, 2001             14.50        13.00         -
     September 30, 2001        14.80        12.60         -
     December 31, 2001         13.10        11.05         -

     No cash or other dividends were declared or paid during the fiscal years ended December 31, 2001 or 2000. We expect that all company and bank earnings, if any, will be retained to finance our growth and that no cash dividends will be paid for the foreseeable future. If and when dividends are declared, will be largely dependent upon dividends paid by the Bank for funds to pay dividends on our common stock, although it is also possible that we will pay dividends in the future generated from investment income and other company activities.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

     St. Joseph was formed in February 1996 for the purpose of organizing the bank. We opened for business in February 1997 with $10.0 million in assets and have grown to approximately $214.8 million as of December 31, 2001. Management anticipates this rate of growth in assets will slow in connection with our expectation that the growth in the Michiana economy will slow from the strong growth experienced in recent years. Management believes that the Michiana economy will still grow at a moderate pace.

     The following discussion provides additional information regarding our operations and financial condition for the years ended December 31, 2001, 2000 and 1999. The objective of this financial review is to enhance the reader's understanding of the accompanying consolidated financial statements and the related notes thereto presented elsewhere in this report.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

     This document (including information incorporated by reference) contains, and future oral and written statements of the company and our management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to our financial condition, results of operations, plans, objectives, future performance and business. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of our management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events.

     Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

  - The strength of the United States economy in general and the strength of the local economies in which we conduct our operations which may be less favorable than expected an may result in, among other things, a deterioration in the credit quality and value of our assets.

  - The economic impact of the terrorist attacks that occurred on September 11th, as well as any future threats and attacks, and the response of the United States to any such threats and attacks.
  - The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters.
  - The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Board of Governors of the Federal Reserve System.
  - Our ability to compete with other financial institutions as effectively as we currently intend due to increases in competitive pressures in the financial services sector.
  -  Our inability to obtain new clients and to retain existing clients.
  - The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.
  - Technological changes implemented by us and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to us and our clients.
  -  Our ability to develop and maintain secure and reliable electronic systems.
  - Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.
  - Consumer spending and saving habits which may change in a manner that affects our business adversely.
  - Business combinations and the integration of acquired businesses that may be more difficult or expensive than expected.
  -  The costs, effects and outcomes of existing or future litigation.
  - Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.
  - Our ability to manage the risks associated with the foregoing as well as anticipated.

     These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business including other factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.

FINANCIAL CONDITION

DECEMBER 31, 2001 COMPARED WITH DECEMBER 31, 2000

     During the twelve-month period of 2001, our assets increased from $177.1 million on December 31, 2000, to $214.8 million on December 31, 2001. This represents a total increase in assets of $37.7 million, or 21.3%. The asset growth was comprised primarily of a $14.8 million increase in net loans and an increase of $22.0 million in investment securities. The increase in assets was primarily funded by a $31.1 million growth in deposits, an increase of $3.0 million in Federal Home Loan Bank advances and an increase of $2.4 million in securities sold under agreements to repurchase.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents increased by a modest $.5 million to $20.0 million at December 31, 2001 from $19.5 at December 31, 2000. Cash and due from banks represented cash maintained at correspondent banks, in the form of demand deposits as well as cash maintained at the Federal Reserve Bank of Chicago. Cash and due from banks increased $8.8 million to $19.5 at December 31, 2001 from $10.8 million at December 31, 2000. The 81.5% increase in cash and due from banks was primarily due to the increased size of our daily cash letter as well as the increased required reserve balance at the Federal Reserve Bank of Chicago, all of which are due to the growth in the overall size of the bank. The federal funds sold are inter-bank funds with daily liquidity. At December 31, 2001, we had no federal funds sold.

     INVESTMENT PORTFOLIO. Securities available for sale and FHLB stock totaled $46.8 million at December 31, 2001, which represented an increase of $22.3 million or 90.6% from December 31, 2000. The increase was a result of management investing excess cash into higher yielding assets.

     All securities have been classified as available for sale. Securities available for sale represent those securities that we may decide to sell if needed for liquidity, asset/liability management or other reasons. Such securities are reported at fair value with unrealized gains and losses included as a separate component of shareholders' equity, net of tax. The unrealized gain on the securities portfolio, net of taxes was $140,637 at December 31, 2001, and the unrealized loss on the securities portfolio, net of taxes was $(10,024) at December 31, 2000. The increase in the unrealized gain on the securities portfolio was due to the decreases in market interest rates.

     LOAN PORTFOLIO. Loans receivable net of allowance was $144.7 million at December 31, 2001 reflecting a $14.9 million increase or 11.5% from $129.8 million at December 31, 2000. Commercial loans increased by $7.2 million during 2001 and totaled $97.0 million, or 65.9% of the total loan portfolio. The continued significant concentration of the loan portfolio in commercial loans and the continued future growth of this portion of our lending business is consistent with our stated strategy of focusing on small to mid size businesses or what is commonly known as "wholesale banking." Our deposit accounts related to our commercial lending business generates the greatest amount of local deposits, and is the primary source of demand deposits.

     Residential mortgage loans also increased by $8.4 million and consumer loans decreased by $.3 million during 2001. As of December 31, 2001, these loan types totaled a combined $50.0 million, or 50.1% of the total loan portfolio. Although residential mortgage loan and consumer loan portfolios have increased historically and are expected to continue to increase in future periods, given our stated strategy, the commercial sector of the lending efforts and resultant assets are expected to remain the dominant loan portfolio category.

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

     There has been substantial evidence of a much slower economy during 2001. This had led to significant lower market interest rates and an increase in refinancing of loans by borrowers. During this period we have grown and have maintained our interest rate spread, while experiencing no significant change in asset quality or in non-performing loan totals. However, a slowing economy could result in some increase in problem assets, which could possibly result in some increase in losses on loans.

     Along with other financial institutions, management shares a concern for the possible continued softening of the economy in 2002. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan losses.

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

     DEPOSITS. Deposits increased $30.9 million or 25.2% to $153.3 million at December 31, 2001 from $122.4 million at December 31, 2000. Certificates of deposit, which comprised 24.9% of total deposits, increased $7.4 million 2001. Savings, NOW and money market accounts, which comprised 55.6% of total deposits, increased $23.5 million during 2001. To date, we have accepted only $3,000,000 in brokered certificates of deposit. The increase in deposits was a result of the uncertainty in the economy as a result of the September 11 terrorist attack as well as ongoing marketing efforts and the hiring of new personnel to solicit new clients. Management also believes the increase was attributable to our ability to offer more personalized service than the competition.

     FHLB ADVANCES. FHLB advances increased by $3.0 million to $30.6 million at December 31, 2001 from $27.6 million at December 31, 2000. As of December 31, 2001 we held $1,628,500 of FHLB stock. The increases in FHLB advances primarily resulted as we used FHLB advances for loan matching, for hedging against the possibility of rising interest rates and general liquidity purposes.

LIQUIDITY

     Liquidity relates primarily to our ability to fund loan demand, meet deposit clients' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-bearing deposits in other financial institutions and securities available for sale. These assets are commonly referred to as liquid assets. Liquid assets were $65.2 million at December 31, 2001 compared to $42.7 million at December 31, 2000.

     The statements of cash flows for the periods presented provide an indication of our sources and uses of cash as well as an indication of our ability to maintain an adequate level of liquidity. A discussion of the statements of cash flows for 2001, 2000 and 1999 follows.

     During all periods presented, we experienced a net increase in cash from operating activities. Net cash from operating activities was $1.4 million during 2001 compared to $1.5 million and $1.2 million for 2000 and 1999, respectively. The increase in cash from operating activities was primarily a result of our ability to generate net income of $1.3 million in 2001 and $1.0 million and $.5 million in 2000 and 1999, respectively.

     For 2001, 2000 and 1999, we experienced a net decrease in net cash from investing activities. Net cash from investing activities was $(37.2) million, $(39.4) million and $(38.7) million for 2001, 2000 and 1999, respectively. The changes in net cash from investing activities include purchases, sales, maturities and calls of securities available for sale, growth in loans receivable and purchases of premises and equipment.

     Net cash flow from financing activities was $36.3 million, $44.2 million and $35.1 million for 2001, 2000 and 1999, respectively. In 2001, the increase was primarily attributable to the growth in total deposits and net Federal Home Loan Bank advances of $30.9 million, and $3.0 million, respectively. In 2000, the increase was primarily attributable to the growth in total deposits and net Federal Home Loan Bank advances of $24.2 million, and $20.1 million, respectively. In 1999, the increase was primarily attributable to the growth in total deposits, Federal Home Loan Bank advances and net proceeds from the issuance of common stock of $21.9 million, $5.5 million and $6.0 million, respectively.

CAPITAL RESOURCES

     Retained earnings at December 31, 2001 was $1,526,583 compared $251,708 at December 31, 2000. The increase in retained earnings was equal to our net income of $1,274,875 for 2001.

     Accumulated other comprehensive income, net of tax from net unrealized gains on securities available for sale, was $140,637 as of December 31, 2001 as compared to a loss of $(10,024) as of December 31, 2000. The improvement since December 31, 2000 was attributable to an increase in the fair value of the securities available for sale due to falling interest rates.

     Total shareholders' equity was $20.0 million as of December 31, 2001, an increase of $1.4 million from $18.6 million as of December 31, 2000. The increase resulted from the increase in the net income for the year as well as the increase in the net unrealized gain on securities available for sale, net of tax and the proceeds from the issuance of common stock upon the exercise of stock options.

     The components of total risk-based capital are Tier 1 capital and Tier 2 capital. Tier 1 capital is total shareholders' equity less intangible assets. Tier 2 capital is Tier 1 capital plus a portion of the allowance for loan losses. The allowance for loan losses is includable in Tier 2 capital up to a maximum of 1.25% of risk-weighted assets. The net unrealized appreciation (depreciation) on securities available for sale, net of tax, is not considered in meeting regulatory capital requirements. The tables in Note 14 of the notes to consolidated financial statements provide the minimum regulatory capital requirements and the actual capital ratios at December 31, 2001 and 2000. The company and the Bank were considered well capitalized and all regulatory capital requirements were met at December 31, 2001 and 2000.

     As of December 31, 2001 management was not aware of any current recommendations by the banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company' liquidity, capital resources or operations.

RESULTS OF OPERATIONS

2001 COMPARED WITH 2000 AND 1999

     OVERVIEW. Consolidated net income for the year ended December 31, 2001 was $1,274,875 as compared to $1,021,572 and $510,994 for 2000 and 1999, respectively, for an
increase of $253,303 or 24.8% over 2000 and $763,881 or 149.5% over 1999. Income per common share for 2001 increased to $.76 basic and $.75 diluted from a $.61 basic and $.60 diluted income per common share and $.37 basic and $.36 diluted income per common share for 2000 and 1999, respectively. The increase in net income for 2001 and 2000 as compared to the prior years was comprised of increases in net interest income after provision for loan losses of $1,192,003 or 28.4% for 2001 and $1,194,386 or 39.7% for 2000 and an increase in noninterest income of $463,470 or 226.4% for 2001 and $106,576 or 108.6% for 2000, reduced by an increase in noninterest expense of $897,019 or 28.3% for 2001 and $577,035 or 22.3% for 2000 and reduced by an increase in income tax expense. Income tax expense for 2001 was $718,500, compared to $213,349 in 2000.

     INTEREST INCOME. Interest income during 2001 was $12,413,734, a 12.1% increase over the $11,071,962 earned during 2000. Interest income during 2000 increased $3,701,614, a 50.2% increase over the $7,370,348 earned during 1999. The growth that was obtained in interest income during the periods was attributable to greater average outstanding balances in interest earning assets, principally loans receivable. In 2001, earning assets averaged $179.8 million, an increase from average earning assets of $139.0 million in 2000 and $101.8 million in 1999. The growth in interest income during 2001 was negatively impacted by the decline in the yield on earning assets from 2000 and 1999. During 2001, 2000 and 1999, the weighted average yield on earning assets was 6.90%, 7.93% and 7.23%, respectively. The decrease in yields in 2001 was primarily due to the overall decline of market interest rates during the first nine months, in part evidenced by the 475 basis point drop in the prime rate since January 3, 2001. Interest income should continue to grow as the loan portfolio and other interest earning assets increase.

     INTEREST EXPENSE. Interest expense during 2001 was $6,600,110, a 4.9% increase over the $6,290,341 expensed during 2000. Interest expense during 2000, increased $2,443,553 or 63.5% over the $3,846,788 expensed during 1999. The growth in interest expense on a year-over-year basis was primarily attributable to the growth in interest-bearing liabilities, which were needed to fund the increase in interest-earning assets outlined above. During 2001, interest-bearing liabilities averaged $153.7 million, which was higher than the average interest-bearing funds of $115.7 million and $84.6 million in 2000 and 1999, respectively. Positively impacting interest expense for 2001 compared to 2000 and 1999 was the decline in the cost of interest-bearing funds due to the decline in market rates as mentioned above. During 2001, 2000 and 1999, interest-bearing liabilities had a weighted average rate of 4.30%, 5.44% and 4.55%, respectively. The increasing interest rate environment during 2000, that peaked toward the end of the second quarter of 2000 and remained relatively stable throughout the remainder of 2000, resulted in an increased cost of funds during the second six months of 2000 compared to 1999. The significant decline in market interest rates during 2001 resulted in a substantial decline in the cost of funds over 2000.

     NET INTEREST INCOME. Net interest income during 2001 was $5,813,624, an increase of 21.6% over the $4,781,621 earned during 2000. The average net interest margin on a fully tax equivalent (FTE) basis declined from 3.49% during 2000 to 3.29% in 2001. Although our bank experienced significant asset growth during 2001 compared to 2000, the net interest margin declined primarily due to the rapid decline in market interest rates that occurred during 2001 and our vulnerability to such an event in the short-term time horizon. The level of loans tied to the prime rate is more than the level of non-certificate of deposit funding products. As a result, and despite the fact that most of the major interest rate indices declined in a similar manner, each time market interest rates declined our net interest margin was negatively impacted. However, we believe that this repricing gap is short term in nature. As interest rates stabilize and or increase throughout 2002, the net interest margin is expected to improve. This expectation is further supported by the results of the net interest income simulation analysis completed as of December 31, 2001, as presented and discussed under the heading Management of Interest Sensitivity.

     PROVISION FOR LOAN LOSSES. Provisions to the allowance for loan losses during 2001, were $422,000 a decrease from the $582,000 expensed during 2000 and the $518,325 expensed in 1999. The allowance for loan losses as a percentage of total loans outstanding as of December 31, 2001 was 1.55%, compared to 1.41% at December 31, 2000. The increase in the allowance for loan losses as a percentage of total loans receivable was primarily a result of management's risk assessment of the portfolio. The risk assessment is based on numerous statistical and other factors including the specific asset class of each loan (i.e. commercial, residential or consumer), the internal risk rating of each loan, specific industry concentrations, an assessment for large dollar and unsecured loans and specific reserves for watchlist credits.

     In each accounting period, the allowance for loan losses is adjusted to the amount believed necessary to maintain the allowance at adequate levels. Through the loan review and credit department, we allocate specific portions of the allowance for loan losses based on specifically identifiable problem loans. The evaluation of the allowance for loan losses is further based on, although not limited to, consideration of the internally prepared Loan Loss Reserve Analysis ("Reserve Analysis"), composition of the loan portfolio, third party analysis of the loan administration processes and loan portfolio and general economic conditions. In addition, our bank's status as a relatively new banking organization and the rapid loan growth since inception is taken into account.

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

     We have not experienced any charge-offs from loans receivable since inception. Accordingly, in estimating the risk of loss in our loan portfolio we considered the level of charge-offs on loans experienced by peer financial institutions having a loan portfolio mix and risk characteristics similar to our loan portfolio mix and risk characteristics. At December 31, 2001, no portion of the allowance for loan losses was allocated to impaired loan balances, as there were no loans considered impaired. Management believes the allowance for loan losses at December 31, 2001 was adequate to absorb losses in the loan portfolio, including probable incurred losses due to the slowing economy.

     NONINTEREST INCOME. Noninterest income increased by $463,470 and $106,576 in 2001 and 2000, as compared to the prior years ended 2000 and 1999. Noninterest income in 2001 consisted primarily of depository account service fees and net gain on sales and calls of securities available for sale. Noninterest income in 2000 consisted primarily of depository account service fees offset by a $(19,916) loss on the sale of securities available for sale and in 1999, noninterest income consisted of depository account service fees and other miscellaneous fees.

     NONINTEREST EXPENSE. The main components of noninterest expense were salaries and employee benefits, occupancy and equipment, data processing and professional fees for 2001, 2000 and 1999. Noninterest expense for 2001 was $4,066,468 as compared to $3,169,449 in 2000 and $2,592,414 in 1999. Management
continues to control overhead expenses without impairing the quality of service provided to clients.

     Salaries and employee benefits experienced the most significant dollar increase of any noninterest expense component. For 2001, total salaries and employee benefits were $2,519,849 compared to $1,935,203 and $1,495,407 for 2000 and 1999, respectively. The increases were primarily attributable to the increase in the number of employees required to service the increased client base, as well as merit and cost of living raises.

     Monitoring and controlling noninterest costs, while at the same time providing high quality service to clients, is one of our top priorities. Our efficiency ratio, computed by dividing noninterest expenses by net interest income plus noninterest income, was 62.74%, 63.56% and 71.58% during 2001, 2000 and 1999, respectively. A higher level of net revenue growth (net interest income plus noninterest income) when compared to the growth in overhead costs has lead to improved efficiency ratios and overall profitability.

     INCOME TAXES. We have utilized our entire net operating loss carry forward and have shown adequate profitability to warrant recording our net deferred tax assets. Consequently, we reversed all of the remaining valuation allowance for deferred tax assets during 2000, therefore making the Company a full taxpayer during 2001. The effective tax rate in 2001 was 36.0% compared to 17.3% in 2000. As we continue to be profitable, we will report net tax expense.

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

     We conducted multiple simulations as of December 31, 2001, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred. Results of the simulation suggest that we could expect net interest income to increase by approximately $172,000, if interest rates gradually decline by 100 basis points over the next twelve months, and to increase approximately $184,000, if interest rates gradually increase 100 basis points over the next twelve months, from forecast levels of net interest income absent any changes in rates. These variances in net interest income were within our policy parameters established to manage interest rate risk. Other simulations are run quarterly looking at changes to net interest income given 200 and 300 basis point changes in interest rates.

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

     Results of the economic value of equity analysis done as of December 31, 2001, suggest that we could expect the value of our equity to increase 2.88% and 5.87%, if there was an immediate interest rate shift upward of 100 and 200 basis points and to decrease (4.96)% and (5.45)%, if there was an immediate interest rate shift downward of 100 and 200 basis points. Management believes the different scenarios indicate a bank that has relatively low overall interest rate risk.

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

ITEM 7.  FINANCIAL STATEMENTS.


                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
St. Joseph Capital Corporation
Mishawaka, Indiana


We have audited the accompanying consolidated balance sheets of St. Joseph Capital Corporation (the Company) as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.



                                        /s/ Crowe, Chizek and Company LLP

                                        Crowe, Chizek and Company LLP


South Bend, Indiana
February 27, 2002

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000

                                                                    2001              2000
                                                                    ----              ----
ASSETS
Cash and due from banks                                        $  19,532,168     $  10,761,934
Interest-earning deposits in other financial institutions            489,111           181,342
Federal funds sold                                                         -         8,600,000
                                                               -------------     -------------
     Total cash and cash equivalents                              20,021,279        19,543,276
Securities available for sale                                     45,172,394        23,171,754
Federal Home Loan Bank (FHLB) stock                                1,628,500         1,378,500
Loans receivable, net of allowance for loan losses
  of $2,274,000 in 2001 and $1,852,000 in 2000                   144,688,499       129,840,947
Accrued interest receivable                                        1,037,738         1,112,052
Premises and equipment, net                                        1,286,132         1,411,981
Other assets                                                         969,955           612,369
                                                               -------------     -------------
         Total assets                                          $ 214,804,497     $ 177,070,879
                                                               =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest-bearing demand                            $  29,843,196     $  19,331,110
         Savings, NOW and money market                            85,242,416        72,259,033
         Certificates of deposit                                  38,222,320        30,841,379
                                                               -------------     -------------
              Total deposits                                     153,307,932       122,431,522
     Securities sold under agreements to repurchase               10,509,100         8,083,473
     FHLB advances                                                30,570,000        27,570,000
     Accrued interest payable                                        158,121           238,386
     Other liabilities                                               243,944           186,924
                                                               -------------     -------------
         Total liabilities                                       194,789,097       158,510,305

Shareholders' equity
     Preferred stock, $.01 par value, 100,000 shares
       authorized; -0- shares issued and outstanding                       -                 -
     Common stock, $.01 par value, 2,500,000 shares
       authorized; 1,678,112 and 1,675,112 shares issued
       and outstanding in 2001 and 2000                               16,781            16,751
     Additional paid-in capital                                   18,331,399        18,302,139
     Retained earnings                                             1,526,583           251,708
     Accumulated other comprehensive income (loss),
       net of tax of $93,758 and $(6,683) in 2001 and 2000           140,637           (10,024)
                                                               -------------     -------------
         Total shareholders' equity                               20,015,400        18,560,574
                                                               -------------     -------------
              Total liabilities and shareholders' equity       $ 214,804,497     $ 177,070,879
                                                               =============     =============

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                     2001              2000              1999
                                                                     ----              ----              ----
Interest and dividend income
     Loans receivable, including fees                          $   10,499,436     $    9,253,725    $     5,384,235
     Securities available for sale - taxable                        1,220,050          1,509,768          1,725,177
     Securities available for sale - tax exempt                       180,608             33,972                803
     FHLB stock                                                       116,648             56,764             23,871
     Federal funds sold                                               255,340            212,276            228,533
     Other interest earning assets                                    141,652              5,457              7,729
                                                               --------------     --------------    ---------------
         Total interest and dividend income                        12,413,734         11,071,962          7,370,348

Interest expense
     Deposits                                                       4,612,364          5,169,224          3,284,113
     Federal funds purchased                                           24,992             42,340              3,522
     Securities sold under agreements to repurchase                   222,171            311,364            365,811
     FHLB advances                                                  1,740,583            767,413            193,342
                                                               --------------     --------------    ---------------
         Total interest expense                                     6,600,110          6,290,341          3,846,788
                                                               --------------     --------------    ---------------

NET INTEREST INCOME                                                 5,813,624          4,781,621          3,523,560

Provision for loan losses                                             422,000            582,000            518,325
                                                               --------------     --------------    ---------------
Net interest income after provision for loan losses                 5,391,624          4,199,621          3,005,235

Noninterest income
     Service charges on deposit accounts                              259,755            150,023             86,491
     Gain (loss) on sales and calls of securities
       available for sale, net                                        320,195            (19,916)              --
     Other income                                                      88,269             74,642             11,682
                                                               --------------     --------------    ---------------
         Total noninterest income                                     668,219            204,749             98,173

Noninterest expense
     Salaries and employee benefits                                 2,519,849          1,935,203          1,495,407
     Occupancy and equipment                                          489,617            397,375            432,573
     Other expense                                                  1,057,002            836,871            664,434
                                                               --------------     --------------    ---------------
         Total noninterest expense                                  4,066,468          3,169,449          2,592,414
                                                               --------------     --------------    ---------------
INCOME BEFORE INCOME TAXES                                          1,993,375          1,234,921            510,994

Income tax expense                                                    718,500           213,349               --
                                                               --------------     --------------    ---------------
NET INCOME                                                     $    1,274,875     $    1,021,572    $       510,994
                                                               ==============     ==============    ===============
Basic income per common share                                  $          .76     $          .61    $           .37
                                                               ==============     ==============    ===============
Diluted income per common share                                $          .75     $          .60    $           .36
                                                               ==============     ==============    ===============

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                                              Accumulated
                                                                                Retained         Other
                                                                Additional      Earnings     Comprehensive                 Total
                                                    Common       Paid-In      (Accumulated  Income (Loss),   Treasury  Shareholders'
                                                     Stock       Capital        Deficit)      Net of Tax      Stock       Equity
                                                  ----------   ------------   ------------  --------------   --------  -------------
BALANCE AT JANUARY 1, 1999 .....................  $   12,786    $12,323,967    $(1,280,858)    $   554,950   $   --     $11,610,845

Comprehensive income (loss):
  Net income ...................................          --           --          510,994            --         --         510,994
  Net change in net unrealized
    appreciation (depreciation) on
    securities available for sale, net
    of reclassification adjustments
    and tax effects ............................          --           --               --      (1,304,966)      --      (1,304,966)
                                                                                                                        -----------
       Total comprehensive income (loss)........                                                                           (793,972)
 Proceeds from issuance of 390,581 shares
  of common stock, net of stock offering costs ..      3,906      5,887,491             --            --         --       5,891,397

Proceeds from issuance of 5,906 shares of
  common stock for 401(k) plan ..................         59         94,579             --            --         --          94,638
Proceeds from issuance of 645 shares of
  common stock upon exercise of stock options ...          6          6,658             --            --         --           6,664
Repurchase and retirement of
  645 shares of common stock ....................         (6)       (10,556)            --            --         --         (10,562)
                                                  ----------    -----------    -----------     -----------   ---------  -----------
BALANCE AT DECEMBER 31, 1999 ....................     16,751     18,302,139       (769,864)       (750,016)      --      16,799,010

Comprehensive income
   Net income ...................................         --           --        1,021,572            --         --       1,021,572
   Net change in net unrealized
     appreciation (depreciation) on
     securities available for sale, net
     of reclassification adjustments
     and tax effects ............................         --           --               --         739,992       --         739,992
                                                                                                                        -----------
         Total comprehensive income .............                                                                         1,761,564
                                                  ----------    -----------    -----------     -----------   ---------  -----------
BALANCE AT DECEMBER 31, 2000 ....................     16,751     18,302,139        251,708         (10,024)      --      18,560,574

Comprehensive income
   Net income ...................................         --           --        1,274,875            --         --       1,274,875
   Net change in net unrealized
     appreciation (depreciation) on
     securities available for sale, net
     of reclassification adjustments
     and tax effects ............................         --           --               --         150,661       --         150,661
                                                                                                                        -----------
         Total comprehensive income .............                                                                         1,425,536

Purchase of 16,723 shares of treasury stock ....          --           --               --            --      (222,440)    (222,440)
Sale of 16,723 shares of treasury stock .........         --           (710)            --            --       222,440      221,730
Proceeds from issuance of 3,000 shares of
  common stock upon exercise of stock options ...         30         29,970             --            --          --         30,000
                                                  ----------    -----------    -----------     -----------   ---------  -----------
BALANCE AT DECEMBER 31, 2001 .................... $   16,781    $18,331,399    $ 1,526,583     $   140,637   $   --     $20,015,400
                                                  ==========    ===========    ===========     ===========   =========  ===========

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                 2001            2000            1999
                                                             ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income ..........................................   $  1,274,875    $  1,021,572    $    510,994
     Adjustments to reconcile net income
       to net cash from operating activities
         Depreciation ....................................        282,044         265,028         248,572
         Provision for loan losses .......................        422,000         582,000         518,325
         Net amortization on securities
           available for sale ............................        113,341          77,444          94,412
         (Gain) loss on sales and calls of
           securities available for sale, net ............       (320,195)         19,916            --
         Net change in
              Accrued interest receivable ................         74,314        (113,483)       (259,545)
              Other assets ...............................       (458,027)       (520,758)         18,637
              Accrued interest payable ...................        (80,265)         48,872          88,807
              Other liabilities ..........................         57,020         120,366         (46,494)
                                                             ------------    ------------    ------------
                  Net cash from operating activities .....      1,365,107       1,500,957       1,173,708

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of securities available for sale ...........    (49,719,482)     (2,448,628)     (4,208,781)
     Proceeds from sales of securities
       available for sale ................................     19,176,798       7,928,572            --
     Proceeds from maturities and calls of securities
       available for sale ................................      9,000,000       1,660,000       4,200,000
     Purchase of FHLB stock ..............................       (250,000)       (989,700)       (166,600)
     Net change in loans receivable ......................    (15,269,552)    (45,369,389)    (37,560,587)
     Purchase of premises and equipment, net .............       (156,195)       (212,641)       (970,445)
                                                             ------------    ------------    ------------
         Net cash from investing activities ..............    (37,218,431)    (39,431,786)    (38,706,413)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits ..............................     30,876,410      24,190,301      21,850,756
     Net change in securities sold under agreements
       to repurchase .....................................      2,425,627         (52,311)      1,746,813
     Proceeds from FHLB advances .........................      5,000,000      25,570,000       5,500,000
     Repayment of FHLB advances ..........................     (2,000,000)     (5,500,000)           --
     Purchase of treasury stock ..........................       (222,440)           --              --
     Proceeds from sales of treasury stock ...............        221,730            --              --
     Proceeds from issuance of common stock, net .........         30,000            --         5,982,137
                                                             ------------    ------------    ------------
         Net cash from financing activities ..............     36,331,327      44,207,990      35,079,706
                                                             ------------    ------------    ------------

Net change in cash and cash equivalents ..................        478,003       6,277,161      (2,452,999)

Cash and cash equivalents at beginning of year ...........     19,543,276      13,266,115      15,719,114
                                                             ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR .................   $ 20,021,279    $ 19,543,276    $ 13,266,115
                                                             ============    ============    ============

Supplemental disclosures of cash flow information
     Cash paid during the year for
         Interest     ....................................   $  6,680,375    $  6,241,469    $  3,757,981
         Income taxes ....................................      1,047,315         730,491          11,000

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of St. Joseph Capital Corporation conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The following describes the significant accounting and reporting policies, which are employed in the preparation of the financial statements.

Principles of Consolidation: The consolidated financial statements include the accounts of St. Joseph Capital Corporation, a bank holding company located in Mishawaka, Indiana, (the Company) and its wholly-owned subsidiary St. Joseph Capital Bank (the Bank). All significant intercompany balances and transactions have been eliminated.

Nature of Business and Concentration of Credit Risk: The Company accepts deposits and grants commercial, real estate, and installment loans to customers primarily in northern Indiana. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. At December 31, 2001, commercial loans totaled approximately 65.9%, residential real estate loans totaled approximately 29.0% and consumer loans totaled approximately 5.1% of total loans outstanding. Categories of commercial loans at December 31, 2001 exceeding 30% of year end shareholders' equity are as follows: Commercial loans concentrated in real estate development and investment totaled $25.8 million or 17.6% of total loans; commercial loans concentrated in medical and health services totaled $8.4 million or 5.7% of total loans; commercial loans concentrated in special trade contractors totaled $6.6 million or 4.5% of total loans.

Segments: The Company, through its subsidiary, the Bank, provides a broad range of financial services to individuals and companies in northern Indiana. These services include demand, time and savings deposits; lending; credit card servicing; ATM processing and cash management. While the Company's chief decision makers monitor the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment.

Use of Estimates in Preparing Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, fair values of securities and other financial instruments and fair value of stock options involve certain significant estimates made by management. These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at December 31, 2001 may change in the near-term future and that the effect could be material to the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restrictions on Cash and Due From Banks: To satisfy legal cash reserve and clearing balance requirements, noninterest-bearing balances are required to be maintained as deposits with the Federal Reserve or as cash on hand. The total required cash reserve and clearing balance requirements was $2,138,000 and $944,000 at year-end 2001 and 2000.

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

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses. Loans held for sale are reported at the lower of cost or market value, on an aggregate basis.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days (180 days for residential real estate). Payments received on such loans are reported as principal reductions.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

A loan is impaired when full payment under the loan term is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential real estate and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreclosed Real Estate: Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lower of the loan balance or fair value at the date of acquisition, establishing a new cost basis. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss and charged against the allowance for loan losses. Valuations are periodically performed by management and valuation allowances are adjusted through a charge to income for subsequent declines in fair value. There were no foreclosed real estate properties held at December 31, 2001 or 2000.

Premises and Equipment: Land and land improvements are stated at cost. Premises and equipment are stated at cost less accumulated depreciation. Leasehold improvements are depreciated using the straight-line method over the lease term. Furniture and equipment are depreciated using the straight-line method over the estimated useful life of the assets. Maintenance and repairs are expensed, and major improvements are capitalized. Assets are reviewed for impairment when events indicate that the reported carrying amount may not be fully recoverable.

Profit Sharing Plan: The Company maintains a 401(k) profit sharing plan covering substantially all employees. For details concerning the plan, see Note 9.

Income Taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Financial Instruments With Off-Balance-Sheet Risk: The Company, in the normal course of business, makes commitments to make loans which are not reflected in the consolidated financial statements. A summary of these commitments is disclosed in Note 13.

Dividend Restriction: Banking regulations prevent payment of dividends until positive retained earnings are achieved and require maintaining certain capital levels which may limit the dividends paid by the Bank to the holding company or by the holding company to shareholders.

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes the net change in net unrealized appreciation (depreciation) on securities available for sale, net of tax, which is also recognized as a separate component of shareholders' equity.

Derivatives: All derivatives are recorded at fair value. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged items are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income (loss) and reclassified to earnings when the hedged transaction is recorded in earnings. Ineffective portions of hedges are recorded in earnings as they occur. At year-end 2001, the Company did not have any derivative instruments.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Per Common Share: Basic income per common share is based on the net income divided by the weighted average number of common shares outstanding during the period. Diluted income per common share shows the dilutive effect of additional potential common shares issuable under stock options.

Stock Compensation: Expense for employee compensation under stock option plans is reported only if options are granted below market price at grant date. Proforma disclosures of net income and income per common share are provided as if the fair value method of SFAS No. 123 were used to measure expense.

Statement of Cash Flows: For purposes of the statement of cash flows, cash and cash equivalents are defined to include the Company's cash on hand and due from other banks, its short-term interest-earning deposits in other financial institutions and federal funds sold with a maturity of 90 days or less. The Company reports net cash flows for customer loan and deposit transactions and short-term borrowings with original maturities of 90 days or less.

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

Reclassifications: Certain amounts appearing in the prior year's financial statement have been reclassified to conform to the current year's presentation.

New Accounting Pronouncements: Under new accounting standards, all business combinations are to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at the date of acquisition, and the excess of the purchase cost over the fair value of the net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 will not have a material effect on the Company's consolidated financial statements as the Company has no intangible assets.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 - SECURITIES AVAILABLE FOR SALE

Year end securities available for sale were as follows:

                                                Gross           Gross
                                 Fair         Unrealized     Unrealized
                                 Value          Gains          Losses
                               -----------   -----------    -----------
2001
U.S. Government and
  federal agencies             $29,352,772   $   327,104    $       (74)
Obligations of states and
  political subdivisions         4,980,197            80        (16,255)
Corporate bonds                  5,135,234          --          (65,617)
Mortgage backed securities       5,661,331        17,333        (26,149)
Marketable equity securities        42,860          --           (2,027)
                               -----------   -----------    -----------
                               $45,172,394   $   344,517    $  (110,122)
                               ===========   ===========    ===========

2000
U.S. Government and
  federal agencies             $20,279,527   $    65,468    $   (86,859)
Obligations of states and
  political subdivisions         2,758,628        32,536        (46,328)
Marketable equity securities       133,599        24,416         (5,940)
                               -----------   -----------    -----------
                               $23,171,754   $   122,420    $  (139,127)
                               ===========   ===========    ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of securities available for sale by contractual maturity at December 31, 2001 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

                                                                 Fair
                                                                Value
                                                           ---------------
         Due in one year or less                           $    13,833,590
         Due after one year through five years                  20,429,433
         Due after five years through ten years                  3,562,711
         Due after ten years                                     1,642,469
         Mortgage backed securities                              5,661,331
         Marketable equity securities                               42,860
                                                           ---------------
                                                           $    45,172,394
                                                           ===============

Activities related to sales and calls of securities available for sale are summarized as follows:


                                                           2001           2000           1999
                                                        -----------   -----------      ---------
     Proceeds from sales                                $19,176,798    $ 7,928,572         --
     Gross gains on sales                                   332,418           --           --
     Gross gains on calls                                     8,677           --           --
     Gross losses on sales                                  (20,900)       (19,916)        --
     Tax effects of net gains (losses) on sales
       and calls                                            128,078         (7,966)        --


At December 31, 2001 and 2000, securities with a carrying value of approximately $20,930,000 and $20,280,000, respectively, were pledged to secure certain deposits, securities sold under agreements to repurchase and FHLB advances.


NOTE 4 - LOANS RECEIVABLE, NET

Year end loans receivable were as follows:


                                                              2001                2000
                                                        ---------------     ---------------
     One to four family residential mortgage loans      $    40,604,644     $    32,762,811
     Construction loans - residential                         2,075,326           1,478,499
     Construction loans - commercial                          8,629,074          13,186,658
     Commercial and multi-family real estate loans           47,031,119          37,432,243
     Commercial business loans                               41,293,112          39,101,710
     Consumer loans                                           7,425,731           7,749,292
                                                        ---------------     ---------------
                                                            147,059,006         131,711,213
     Allowance for loan losses                               (2,274,000)         (1,852,000)
     Net deferred loan origination fees                         (96,507)            (18,266)
                                                        ---------------     ---------------
                                                        $   144,688,499     $   129,840,947
                                                        ===============     ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan losses at year end was as follows:


                                      2001             2000           1999
                                 -------------    ------------    -------------

     Beginning balance           $   1,852,000    $  1,270,000    $     751,675
     Provision for loan losses         422,000         582,000          518,325
     Recoveries                          --               --               --
     Charge-offs                         --               --               --
                                 -------------    ------------    -------------
     Ending balance              $   2,274,000    $  1,852,000    $   1,270,000
                                 =============    ============    =============


At December 31, 2001 and 2000, no portion of the allowance for loan losses was allocated to impaired loan balances as there were no loans considered impaired as of or for the years ended December 31, 2001, 2000 and 1999.

Certain directors and executive officers of the Company and the Bank, including associates of such persons, are loan customers. A summary of the related party loan activity, for loans aggregating $60,000 or more to any one related party, is as follows:

                                                   2001              2000
                                            ---------------    ---------------

           Balance - beginning of year      $     5,066,000    $     2,576,000
           New loans                              2,912,000          1,498,000
           Repayments                            (1,034,000)          (245,000)
           Other changes                              --             1,237,000
                                            ---------------    ---------------
           Balance - end of year            $     6,944,000    $     5,066,000
                                            ===============    ===============

Other changes include adjustments for loans applicable to one reporting period that are excludable from the other reporting period.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PREMISES AND EQUIPMENT, NET

Year end premises and equipment were as follows:

                                                 2001                2000
                                           ---------------     ---------------

     Land and improvements                 $       308,081     $       308,081
     Building and improvements                     830,859             826,922
     Furniture and equipment                     1,302,198           1,150,744
                                           ---------------     ---------------
         Total cost                              2,441,138           2,285,747
     Accumulated depreciation                   (1,155,006)           (873,766)
                                           ---------------     ---------------
                                           $     1,286,132     $     1,411,981
                                           ===============     ===============

NOTE 6 - DEPOSITS

Certificates of deposit in denominations of $100,000 or more totaled approximately $29,921,000 and $25,210,000 at year end 2001 and 2000.

At December 31, 2001, the scheduled maturities of certificates of deposit were as follows for the years ended December 31:

                  2002           $    30,755,290
                  2003                 6,730,506
                  2004                   736,524
                                 ---------------
                                 $    38,222,320
                                 ===============


NOTE 7 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase consist of obligations of the Company to other parties. These arrangements are all short-term retail repurchase agreements and are secured by securities available for sale. Such collateral is held by safekeeping agents of the Company, and the Company maintains control over such securities. Information concerning securities sold under agreements to repurchase for 2001, 2000 and 1999, is summarized as follows:


                                                       2001             2000            1999
                                                   -------------    -----------    -------------
     Amount outstanding at year end                $  10,509,100    $ 8,083,473    $  8,135,784
     Weighted average interest rate at year end             2.11%          4.54%           4.10%
     Maximum month end balance during
       the year                                    $  10,509,100    $ 8,228,017    $ 11,201,198
     Average daily balance during the year         $   8,016,255    $ 6,998,189    $  8,980,174
     Weighted average interest rate during
       the year                                             2.77%          4.45%           4.07%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents the carrying value and market value, including accrued interest, of securities pledged for securities sold under agreements to repurchase according to the maturity of such agreements at December 31, 2001 and 2000.


                                                                                                           Repurchase
                                                                                                            Liability
                          U.S. Agencies          U.S. Treasuries               Total                        Weighted
                     ----------------------  ----------------------   ----------------------                 Average
                      Carrying     Market     Carrying     Market      Carrying     Market     Repurchase   Interest
                        Value       Value       Value       Value        Value      Value      Liability      Rate
                     ----------  ----------   --------    ---------    ---------  ----------   ---------- -----------
                                                 (Dollars in thousands)
Overnight - 2001     $   11,693  $   11,693  $    1,996   $   1,996   $   13,689  $   13,689  $   10,509      2.11%
                     ==========  ==========  ==========   =========   ==========  ==========  ==========  ========
Overnight - 2000     $    8,020  $    8,020  $    2,026   $   2,026   $   10,046  $   10,046  $    8,083      4.54%
                     ==========  ==========  ==========   =========   ==========  ==========  ==========  ========


NOTE 8 - FHLB ADVANCES

At December 31, 2001 and 2000, advances from the FHLB of Indianapolis totaled $30,570,000 and $27,570,000. The advances had fixed interest rates ranging from 4.70% to 6.85% at December 31, 2001 and from 4.98% to 6.85% at December 31, 2000.

A majority of the advances outstanding at December 31, 2001 contain an option that would allow the FHLB, at its discretion or upon the occurrence of certain events related to the LIBOR interest rate, to convert the current fixed rate advances to adjustable rate advances at certain conversion dates as of December 31, 2001 through December 27, 2010. The converted adjustable rate advances would bear an interest rate equal to the three month LIBOR flat rate. Upon notification by the FHLB to the Company that an option will be exercised to convert an advance, the Company has the election to prepay, on the conversion date or any subsequent quarterly reset date, the advance at par without a fee being assessed. The remaining advances are fixed rate, fixed term, single maturity advances.

At December 31, 2001, required annual principal payments on FHLB advances were as follows:

                                    2002          $    2,500,000
                                    2003               2,050,000
                                    2004                 280,000
                                    2005               3,240,000
                                    2006               2,000,000
                                    After             20,500,000
                                                  --------------
                                                  $   30,570,000
                                                  ==============

At December 31, 2001 and 2000, in addition to FHLB stock, the Company pledged qualifying loans of approximately $38,069,000 and $37,508,000 and securities available for sale with a carrying value of approximately $7,241,000 and $10,234,000 to the FHLB to secure advances outstanding.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - BENEFIT PLANS

Stock Option Plan

The Company's Board of Directors has adopted stock option plans. Under the terms of these plans, options for up to 425,000 shares of the Company's common stock may be granted to key management, employees and directors of the Company and its subsidiaries. The exercise price of the options is determined at the time of grant by an administrative committee appointed by the Board of Directors.

SFAS No. 123 requires proforma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following proforma information presents net income per common share had the fair value method been used to measure compensation cost for stock option plans. Compensation cost actually recognized for stock options was $-0- for 2001, 2000 and 1999.

The fair value of options granted during 2001, 2000 and 1999 is estimated using the following weighted average information: risk-free interest rate of 4.4%, 5.6% and 5.0%, expected life of 8 years for 2001 and expected life of 10 years for 2000 and 1999, expected volatility of stock price of .29, .18 and .12, and expected dividends of 0% per year.


                                                    2001            2000           1999
                                                 -----------    -----------    -----------
     Net income as reported                      $ 1,274,875    $ 1,021,572    $  510,994
     Proforma net income                         $ 1,303,183    $   917,615    $  272,597

     Reported income per common share
         Basic                                   $       .76    $       .61    $      .37
         Diluted                                 $       .75    $       .60    $      .36

     Proforma income per common share
         Basic                                   $       .78    $       .55    $      .20
         Diluted                                 $       .77    $       .54    $      .19

In future years, the proforma effect of not applying this standard is expected to increase as additional options are granted.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option plans are used to reward employees and provide them with an additional equity interest. Options are issued for 10-year periods with varying vesting periods. Information about option grants follows:


                                                                                                         Weighted
                                            Number of                                  Weighted           Average
                                           Outstanding           Exercise               Average         Fair Value
                                             Options               Price             Exercise Price      of Grants
                                           ----------     ------------------------   --------------     -----------
Outstanding, end of 1998                      126,162     $  10.00    -  $   18.25    $   13.45
Granted                                        47,668        15.75    -      17.75        16.81          $   6.48
Exercised                                        (645)       10.00    -      10.62        10.33
                                          -----------
Outstanding, end of 1999                      173,185        10.00    -      18.25        14.38
Granted                                        24,932        12.38    -      15.25        12.96          $   6.01
                                          -----------
Outstanding, end of 2000                      198,117        10.00    -      18.25        14.20
Granted                                        40,688        11.15    -      14.00        12.23          $   5.40
Forfeited                                     (29,500)       10.00    -      18.00        13.03
Exercised                                      (3,000)       10.00    -      10.00        10.00
                                          -----------
Outstanding, end of 2001                      206,305        10.00    -      18.25        14.04


The weighted average remaining contractual life of options outstanding at December 31, 2001 was approximately seven years. Stock options exercisable at December 31, 2001, 2000 and 1999 totaled 132,345, 140,167 and 124,585 at a weighted average exercise price of $14.18, $13.61 and $13.24. As of December 31, 2001, 215,050 options remain available for future grants.

Profit Sharing Plan

The Company maintains a 401(k) plan covering substantially all employees. The plan provides for voluntary employee contributions and discretionary employer contributions. Employee voluntary contributions are vested at all times and the Company's discretionary contributions are fully vested after three years. Annual expense related to the plan is based on a discretionary matching of 50% of voluntary employee contributions on the first 6% of the participants' compensation. The plan also allows for an additional discretionary contribution on the employee's behalf for any eligible employee irrespective of the employee's voluntary participation in the plan during the year. The discretionary matching percentage and the additional discretionary contribution are to be determined by the Board of Directors at the end of each year. The expense recorded related to this plan was approximately $53,000 for 2001, $41,000 for 2000 and $29,000 for 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - OTHER EXPENSE

Other expense amounts were as follows:


                                                            2001            2000            1999
                                                      -------------    -------------    --------------
     Advertising and promotion                        $      96,514    $     106,831    $       75,605
     Client courier                                          36,133           35,984            24,850
     Data processing                                        266,295          198,420           149,658
     Incorporation expense                                     --               --               4,588
     Liability insurance                                     59,452           39,698            27,123
     Printing, postage, stationery and supplies             116,089           66,410            76,320
     Professional dues and memberships                       33,339           28,339            20,945
     Professional fees                                      202,824          120,050            85,979
     Telephone                                               44,399           34,327            36,731
     Other                                                  201,957          206,812           162,635
                                                      -------------    -------------    --------------
                                                      $   1,057,002    $     836,871    $      664,434
                                                      =============    =============    ==============


NOTE 11 - INCOME TAXES

The provision for income taxes consist of:


     Federal
         Current                                    $ 803,120    $ 557,453    $153,359
         Deferred                                     212,420)    (168,241)     39,140
                                                    ---------    ---------    --------
                                                      590,700      389,212     192,499
     State
         Current                                      178,039      130,939      17,127
         Deferred                                     (50,239)     (45,967)     12,082
                                                    ---------    ---------    --------
                                                      127,800       84,972      29,209

     Change in deferred tax valuation allowance          --       (260,835)    221,708)
                                                    ---------    ---------    --------

         Total income tax expense                   $ 718,500    $ 213,349    $    --
                                                    =========    =========    ========


There was no income tax expense for 1999 as the result of reversing $221,708 of a deferred tax valuation allowance. Income tax expense for 2000 was reduced by $260,835 as a result of the reversal of the remaining amount of deferred tax valuation allowance established at December 31, 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total income tax expense differed from the amounts computed by applying the federal income tax rate of 34% in all periods presented to income before income taxes as a result of the following for the years ended December 31:


                                                             2001             2000           1999
                                                         -------------    ------------    ----------
Income tax expense at statutory rate                     $     677,748    $    419,873    $  173,738
Tax effect of:
         State tax, net of federal income
           tax effect                                           84,348          56,081        19,278
         Change in deferred tax valuation allowance                  -        (260,835)     (221,708)
         Tax exempt interest                                   (61,406)        (11,550)         (273)
         Nondeductible interest expense                          9,597           1,812            43
         Other, net                                              8,213           7,968        28,922
                                                         -------------    ------------    ----------
              Total income tax expense                   $     718,500    $    213,349     $     --
                                                         =============    ============    ==========


The components of the net deferred tax assets recorded in the consolidated balance sheets as of December 31 are as follows:


                                         2001         2000         1999
                                      ---------    ---------    ---------
Deferred tax assets
    Allowance for bad debts           $ 867,760    $ 700,606    $ 470,076
    Net unrealized depreciation on
      securities available for sale        --          6,683         --
    Depreciation                         30,766         --           --
    Deferred loan fees                   38,227        7,235       14,251
    Other                                   334        1,019        1,703
                                      ---------    ---------    ---------
                                        937,087      715,543      486,030

Deferred tax liabilities
    Accretion                            (4,000)     (34,428)     (25,806)
    Depreciation                           --        (28,903)     (28,903)
    Net unrealized appreciation on
      securities available for sale     (93,758)        --           --
    Other                               (24,899)        --           --
                                      ---------    ---------    ---------
                                       (122,657)     (63,331)     (54,709)
Valuation allowance                        --           --       (260,835)
                                      ---------    ---------    ---------
    Net deferred tax assets           $ 814,430    $ 652,212    $ 170,486
                                      =========    =========    =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A valuation allowance was recorded for the portion of deferred tax assets considered more likely than not to not be realized in 1999. At December 31, 2001 and 2000, management considered the entire net deferred tax assets to be more likely than not to be realized and, accordingly, the remaining valuation allowance has been reversed.


NOTE 12 - BASIC AND DILUTED INCOME PER COMMON SHARE

Income per common and potential common share are based on the combined weighted average number of common shares and potential common shares outstanding which include, where appropriate, the assumed exercise or conversion of outstanding stock options. In computing income per common and potential common share, the Company has utilized the treasury stock method.

The computation of income per common share, weighted average common and potential common shares used in the calculation of basic and diluted income per common share is as follows:


                                                   2001         2000         1999
                                               ----------   ----------   ----------
Basic Income Per Common Share
     Net income                                $1,274,875   $1,021,572   $  510,994
                                               ==========   ==========   ==========
     Weighted average common shares
       outstanding                              1,675,223    1,675,112    1,381,400
                                               ==========   ==========   ==========
         Basic Income Per Common Share         $      .76   $      .61   $      .37
                                               ==========   ==========   ==========
Diluted Income Per Common Share
     Net income                                $1,274,875   $1,021,572   $  510,994
                                               ==========   ==========   ==========

     Weighted average common shares
       outstanding                              1,675,223    1,675,112    1,381,400
     Add:  dilutive effects of assumed stock
       option exercises                            13,565       17,191       35,628
                                               ----------   ----------   ----------

     Weighted average common and dilutive
       additional potential common shares
       outstanding                              1,688,788    1,692,303    1,417,028
                                               ==========   ==========   ==========
         Diluted Income Per Common Share       $      .75   $      .60   $      .36
                                               ==========   ==========   ==========


Outstanding stock options for 113,530, 95,660 and 86,135 shares of common stock at December 31, 2001, 2000 and 1999, were not considered in computing diluted income per common share for 2001, 2000 and 1999 because they were not dilutive.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Some financial instruments are used to meet customer financing needs and to reduce exposure to interest rate changes. These financial instruments include commitments to extend credit, unused open end revolving lines of credit and standby letters of credit. These involve, to varying degrees, credit and interest-rate risk in excess of the amount reported in the balance sheet.

Commitments, primarily with variable interest rates, at year end were as follows:

                                                      2001             2000
                                                  -------------    ------------

     Commitments to extend credit                 $   4,846,968    $  3,191,000
     Unused open end revolving lines of credit       45,401,329      36,810,000
     Standby letters of credit                        1,279,537       2,823,000

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


NOTE 14 - REGULATORY MATTERS

At year end 2001 and 2000, the Company and the Bank were considered well capitalized and all regulatory capital requirements were met. The actual capital levels (in millions) and minimum required levels were:


                                                                                        Minimum Required
                                                                                           To Be Well
                                                                Minimum Required        Capitalized Under
                                                                  For Capital           Prompt Corrective
                                             Actual            Adequacy Purposes        Action Provisions
                                             ------            ------------------       -----------------
                                        Amount     Ratio       Amount       Ratio       Amount      Ratio
                                        ------     -----       ------       -----       ------      -----
2001
Total Capital to risk
  weighted assets
    Consolidated                       $ 21.8       13.9%      $ 12.5        8.0%        $15.7       10.0%
    Bank                                 20.1       12.9         12.5        8.0          15.6       10.0
Tier 1 (Core) Capital to risk
  weighted assets
    Consolidated                       $ 19.9       12.7%      $  6.3        4.0%        $ 9.4        6.0%
    Bank                                 18.2       11.6          6.3        4.0           9.4        6.0
Tier 1 (Core) Capital to
  average assets
    Consolidated                       $ 19.9        9.6%      $  8.3        4.0%        $10.3        5.0%
    Bank                                 18.2        8.8          8.3        4.0          10.3        5.0

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                      Minimum Required
                                                                                         To Be Well
                                                              Minimum Required        Capitalized Under
                                                                 For Capital          Prompt Corrective
                                            Actual            Adequacy Purposes       Action Provisions
                                            ------           ------------------       -----------------
                                        Amount    Ratio      Amount       Ratio       Amount      Ratio
                                        ------    -----      ------       -----       ------      -----
2000
Total Capital to risk
  weighted assets
    Consolidated                       $ 20.3      15.0%        $10.8       8.0%       $13.5       10.0%
    Bank                                 18.5      13.7          10.8       8.0         13.5       10.0
Tier 1 (Core) Capital to risk
  weighted assets
    Consolidated                       $ 18.6      13.7%        $ 5.4       4.0%       $ 8.1        6.0%
    Bank                                 16.8      12.5           5.4       4.0          8.1        6.0
Tier 1 (Core) Capital to
  average assets
    Consolidated                       $ 18.6      11.4%        $ 6.5       4.0%       $ 8.1        5.0%
    Bank                                 16.8      10.4           6.5       4.0          8.1        5.0


NOTE 15 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the condensed financial statements for the parent company, St. Joseph Capital Corporation.


                            CONDENSED BALANCE SHEETS
                           December 31, 2001 and 2000


                                                    2001          2000
                                                -----------   -----------
ASSETS
Cash and cash equivalents                       $ 1,637,263   $ 1,608,562
Securities available for sale                        42,860       133,599
Other assets                                         20,155          --
Investment in Bank subsidiary                    18,315,122    16,826,066
                                                -----------   -----------
    Total assets                                $20,015,400   $18,568,227
                                                ===========   ===========

LIABILITIES
Other liabilities                               $      --     $     7,653

SHAREHOLDERS' EQUITY                             20,015,400    18,560,574
                                                -----------   -----------
   Total liabilities and shareholders' equity   $20,015,400   $18,568,227
                                                ===========   ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CONDENSED STATEMENTS OF INCOME
                  Years ended December 31, 2001, 2000 and 1999



                                                         2001           2000           1999
                                                      -----------    -----------    -----------
Interest and dividend income                          $     3,625    $     1,779    $       471
Gain on sales of securities available for sale, net        14,230           --             --
Other expenses                                           (100,573)        (2,816)        (6,011)
                                                      -----------    -----------    -----------

LOSS BEFORE INCOME TAXES AND EQUITY
  IN UNDISTRIBUTED NET INCOME OF BANK
  SUBSIDIARY                                              (82,718)        (1,037)        (5,540)

Income tax benefit                                         31,500        150,164           --
                                                      -----------    -----------    -----------

INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED
  NET INCOME OF BANK SUBSIDIARY                           (51,218)       149,127         (5,540)

Equity in undistributed net income
  of Bank subsidiary                                    1,326,093        872,445        516,534
                                                      -----------    -----------    -----------
NET INCOME                                            $ 1,274,875    $ 1,021,572    $   510,994
                                                      ===========    ===========    ===========


                       CONDENSED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2001, 2000 and 1999


                                                       2001          2000            1999
                                                   -----------    -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                    $ 1,274,875    $ 1,021,572    $   510,994
     Adjustments to reconcile net income
       to net cash from operating activities
         Equity in undistributed net income
           of Bank subsidiary                       (1,326,093)      (872,445)      (516,534)
         Gain on sales of securities available
           for sale, net                               (14,230)          --             --
         Net change in other assets                    (11,954)          --            4,588
         Net change in other liabilities                (7,653)      (111,629)       109,818
                                                   -----------    -----------    -----------
              Net cash from operating activities       (85,055)        37,498        108,866

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Bank subsidiary                        --             --       (6,300,000)
     Purchase of securities available for sale          (9,900)       (37,000)       (53,136)
     Proceeds from sales of securities
       available for sale                               94,366           --             --
                                                   -----------    -----------    -----------
Net cash from investing activities                      84,466        (37,000)    (6,353,136)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 CONDENSED STATEMENTS OF CASH FLOWS (Continued)
                  Years ended December 31, 2001, 2000 and 1999


                                                       2001           2000          1999
                                                   -----------    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Purchase of treasury stock                    $  (222,440)   $      --     $      --
     Proceeds from sales of treasury stock             221,730           --            --
     Proceeds from issuance of common stock, net        30,000           --       5,982,137
                                                   -----------    -----------   -----------
         Net cash from financing activities             29,290           --       5,982,137
                                                   -----------    -----------   -----------

Net change in cash and cash equivalents                 28,701            498      (262,133)

Cash and cash equivalents at beginning of year       1,608,562      1,608,064     1,870,197
                                                   -----------    -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR           $ 1,637,263    $ 1,608,562   $ 1,608,064
                                                   ===========    ===========   ===========


NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments at year end are as follows, in thousands:

                                                     2001                    2000
                                           ------------------------  -----------------------
                                            Carrying    Estimated    Carrying     Estimated
                                             Amount     Fair Value     Amount     Fair Value
                                           ---------    -----------  ---------    ----------
Financial assets
     Cash and cash equivalents             $  20,021    $  20,021    $  19,543    $  19,543
     Securities available for sale            45,172       45,172       23,172       23,172
     FHLB stock                                1,629        1,629        1,379        1,379
     Loans receivable, net of allowance
       for loan losses                       144,688      144,423      129,841      129,440
     Accrued interest receivable               1,038        1,038        1,112        1,112

Financial liabilities
     Noninterest-bearing demand,
       savings, NOW and money
       market deposits                      (115,086)    (115,086)     (91,590)     (91,590)
     Certificates of deposit                 (38,222)     (38,222)     (30,841)     (30,841)
     Securities sold under agreements to
       repurchase                            (10,509)     (10,509)      (8,083)      (8,083)
     FHLB advances                           (30,570)     (31,935)     (27,570)     (26,454)
     Accrued interest payable                   (158)        (158)        (238)        (238)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value approximates carrying amount for all items except those described below. Estimated fair value for securities available for sale is based on quoted market values for the individual securities or for equivalent securities. Estimated fair value for loans is based on the rates charged at year end for new loans with similar maturities, applied until the loans are assumed to reprice or be paid and the allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. The estimated fair value for FHLB advances is based on estimates of the rate the Company would pay on such borrowings at year end, applied for the time period until maturity. Estimated fair value for other financial instruments and off-balance-sheet loan commitments is considered nominal.

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of such items at year end 2001 or 2000 that the estimated fair values would necessarily have been achieved at those dates, since the market values may differ depending on various circumstances. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The estimated fair values at year end 2001 and 2000 should not necessarily be considered to apply at subsequent dates.

NOTE 17 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

                                                          2001           2000           1999
                                                       -----------    -----------    -----------
Net change in net unrealized appreciation
  (depreciation) on securities available
  for sale

     Net unrealized appreciation (depreciation)
       arising during the year                         $   571,297    $   713,393    $(1,304,966)

     Reclassification adjustments for (gains) losses
       included in net income                             (320,195)        19,916           --
                                                       -----------    -----------    -----------

         Net change in net unrealized appreciation
           (depreciation) on securities available
           for sale                                        251,102        733,309     (1,304,966)

Tax expense (benefit)                                      100,441         (6,683)          --
                                                       -----------    -----------    -----------
     Total other comprehensive income (loss)           $   150,661    $   739,992    $(1,304,966)
                                                       ===========    ===========    ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

         The information listed under the caption "Election of Directors" in the Proxy Statement furnished to the Securities Exchange Commission is incorporated by reference.

ITEM 10. EXECUTIVE COMPENSATION.

         The information presented under the captions "Summary Compensation Table," "Options Granted in Last Fiscal Year," and "Aggregated Stock Option Exercises in Last Fiscal Year and Fiscal Year End Option Values" and in the second to last paragraph under the caption "Election of Directors" in the Proxy Statement furnished to the Securities Exchange Commission is incorporated by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information presented under the caption "Stock Ownership of Certain Beneficial Owners" in the Proxy Statement furnished to the Securities Exchange Commission is incorporated by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information listed under the caption "Transactions With Management" in the Proxy Statement furnished to the Securities Exchange Commission is incorporated by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A.       The following documents are filed as part of this report:

         (a)(1)   Exhibits

                  See exhibit index below.

         (b)      Reports on Form 8-K

                  We have not filed any reports on Form 8-K during the last quarter of the period covered by this report.

                         ST. JOSEPH CAPITAL CORPORATION
                                  EXHIBIT INDEX


   EXHIBIT NO.                               DESCRIPTION OF EXHIBITS                                         REFERENCE
-----------------------------------------------------------------------------------------------------------------------
       3.1           Certificate of Incorporation, as amended, of St. Joseph Capital Corporation                  *
-----------------------------------------------------------------------------------------------------------------------

       3.2           Bylaws of St. Joseph Capital Corporation                                                     *
-----------------------------------------------------------------------------------------------------------------------

       4.1           Specimen Common Stock Certificate of St. Joseph Capital Corporation (See also                *
                     Articles IV, VI, VII, VIII, XI and XII of Exhibit 3.1 and
                     Articles III, IX, X, XI and XII of Exhibit 3.2)
-----------------------------------------------------------------------------------------------------------------------

      10.1           St. Joseph Capital Corporation 1996 Stock Incentive Plan                                     *
-----------------------------------------------------------------------------------------------------------------------

      10.2           Stock Option Agreement between St. Joseph Capital Corporation and John W.                    *
                     Rosenthal, dated June 11, 1996
-----------------------------------------------------------------------------------------------------------------------

      10.3           Employment Agreement between St. Joseph Capital and John W. Rosenthal, dated                 *
                     March 18, 1996
-----------------------------------------------------------------------------------------------------------------------

      10.4           Amendment to the Employment Agreement between St. Joseph Capital Corporation and            ***
                     John W. Rosenthal, dated March 18, 1996
-----------------------------------------------------------------------------------------------------------------------

      10.5           St. Joseph Capital Bank 401(k) Plan                                                         **
-----------------------------------------------------------------------------------------------------------------------

      21.1           Subsidiary of St. Joseph Capital Corporation                                                 *
-----------------------------------------------------------------------------------------------------------------------

      99.1           Proxy Statement and form of proxy for the Annual Meeting of Stockholders to be held         ****
                     May 23, 2002, (except for sections incorporated by reference into this Form 10-KSB, the proxy materials shall not be deemed to be "filed" with the Commission)

-----------------------------------------------------------------------------------------------------------------------


* Incorporated by reference from the Registration Statement on Form SB-2 filed by the Company on June 21, 1996 (SEC File No. 333-06581), as amended.
** Incorporated by reference from the Registration Statement on Form S-8 filed by the Company on October 29, 1996 and amended on January 23, 1997 (SEC File No. 333-14999).
*** Incorporated by reference from the 1997 Form 10-KSB filed by the Company on March 31, 1998.
**** Portions incorporated by reference from the Form 14A (Definitive Proxy Statement) filed by the Company on March 26, 2002.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2002.

                              ST. JOSEPH CAPITAL CORPORATION

                              By:  /s/ John W. Rosenthal
                                   John W. Rosenthal, Chief Executive Officer
                                   and Chairman of the Board

                              By:  /s/ Edward R. Pooley
                                   Edward R. Pooley, Principal Financial Officer and Accounting Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities noted below and on March 26, 2002.


         Signature                            Title
         ---------                            -----

  /s/ John W. Rosenthal                 President, Principal Executive Officer
  John W. Rosenthal                     and Chairman of the Board

  /s/ Brian R. Brady                    Director
  Brian R. Brady

  /s/ Anna Reilly Cullinan              Director
  Anna Reilly Cullinan

  /s/ David A. Eckrich                  Director
  David A. Eckrich

  /s/ Jeffrey V. Hammes                 Director
  Jeffrey V. Hammes

  /s/ Michael Leep, Sr.                 Director
  Michael Leep, Sr.

  /s/ Scott C. Malpass                  Director
  Scott C. Malpass


  /s/ Todd Martin                       Director
  Todd Martin

  /s/ Jack Matthys
  Jack Matthys                          Director

  /s/ Arthur H. McElwee                 Director
  Arthur H. McElwee

  /s/ Myron Noble                       Director
  Myron Noble

  /s/ Richard A. Rosenthal              Director
  Richard A. Rosenthal

  /s/ Robert A. Sullivan                Director
  Robert A. Sullivan

  /s/ Carolyn Y. Woo                    Director
  Carolyn Y. Woo