Form 10QSB
period 2002-03-31
ST JOSEPH CAPITAL CORP
filed 2002-05-15
CIK 1015856

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


         [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                           THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly
                    Period ended March 31, 2002

         [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from __________ to __________

                        Commission File Number: 333-6581

                         ST. JOSEPH CAPITAL CORPORATION
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                    35-1977746
            --------                                    ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

         1,679,105 shares of common stock, $0.01 par value per share, were outstanding as of May 6, 2002.

    Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                    ---    ---

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
                         PART I - FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets,
                      March 31, 2002 (Unaudited), December 31, 2001 (Audited)
                            and March 31, 2001 (Unaudited)                     3

                  Condensed Consolidated Statements of Income,
                      Three Months Ended March 31, 2002 and 2001 (Unaudited)   4

                  Condensed Consolidated Statements of Changes in Shareholders'
                      Equity, Three Months Ended March 31, 2002 and 2001
                      (Unaudited)                                              5

                  Condensed Consolidated Statements of Cash Flows,
                           Three Months Ended March 31, 2002
                           and 2001 (Unaudited)                                6

                  Notes to Condensed Consolidated Financial Statements
                          (Unaudited)                                          7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION             7

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                  17

ITEM 2.    CHANGES IN SECURITIES                                              17

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                    17

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                17

ITEM 5.    OTHER INFORMATION                                                  17

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                   17

SIGNATURES                                                                    18

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         PART I - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      MARCH 31,                       MARCH 31,
ASSETS                                                                                 2002         DECEMBER 31,        2001
                                                                                    (UNAUDITED)        2001          (UNAUDITED)
                                                                                    -----------     ------------     -----------
         Cash and due from banks                                                  $  12,207,483    $  19,532,168   $  14,077,045
         Interest-bearing deposits in other financial institutions-
          short-term                                                                    271,893          489,111         383,139
         Federal funds sold                                                           5,600,000             --         7,850,000
                                                                                  -------------    -------------   -------------
                  Total cash and cash equivalents                                    18,079,376       20,021,279      22,310,184
         Securities available for sale                                               38,414,844       45,172,394      20,226,494
         Federal Home Loan Bank (FHLB) stock                                          1,628,500        1,628,500       1,578,500
         Loans receivable, net of allowance for loan losses of
           $2,452,000 at March 31, 2001, $2,274,000 at
           December 31, 2001 and $1,932,000 at March 31, 2001                       152,446,527      144,688,499     135,400,589
         Accrued interest receivable                                                  1,122,024        1,037,738         935,140
         Premises and equipment, net                                                  1,247,909        1,286,132       1,411,190
         Other assets                                                                 1,203,285          969,955         556,635
                                                                                  -------------    -------------   -------------
                  Total assets                                                    $ 214,142,465    $ 214,804,497    $182,418,732
                                                                                  =============    =============    ============


LIABILITIES AND SHAREHOLDERS'  EQUITY
LIABILITIES
         Deposits
              Noninterest-bearing demand                                          $  17,811,953    $  29,843,196   $  17,824,871
              Savings, NOW and money market                                          93,533,306       85,242,416      61,710,221
              Certificates of deposit                                                40,790,282       38,222,320      43,835,478
                                                                                  -------------    -------------   -------------
             Total deposits                                                         152,135,541      153,307,932     123,370,570
         Securities sold under agreements to repurchase                              12,369,541       10,509,100       8,185,640
         FHLB advances                                                               29,070,000       30,570,000      31,570,000
         Accrued interest payable                                                       185,250          158,121         263,949
         Other liabilities                                                              132,337          243,944           9,197
                                                                                  -------------    -------------   -------------
                  Total liabilities                                                 193,892,669      194,789,097     163,399,356
SHAREHOLDERS' EQUITY
         Common stock, $.01 par value, 2,500,000 shares authorized; 1,679,105 shares issued and outstanding at March 31, 2002, 1,678,112 shares issued and outstanding at December 31, 2001 and 1,675,112 shares
              issued and outstanding at March 31, 2001                                   16,791           16,781          16,751
         Additional paid in capital                                                  18,342,577       18,331,399      18,311,089
         Retained earnings                                                            1,903,993        1,526,583         561,040
         Accumulated other comprehensive income (loss), net
              of  tax of $(9,043), $93,758 and $86,998  at March 31, 2002,
              December 31, 2001 and March 31, 2001                                      (13,565)         140,637         130,496
                                                                                  -------------    -------------   -------------
                  Total shareholders' equity                                         20,249,796       20,015,400      19,019,376
                                                                                  -------------    -------------   -------------
                  Total liabilities and shareholders' equity                      $ 214,142,465    $ 214,804,497   $ 182,418,732
                                                                                  =============    =============   =============




     See accompanying notes to condensed consolidated financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      Three Months  Three Months
                                                         Ended         Ended
                                                      Mar 31, 2002  Mar 31, 2001
                                                      ------------  ------------
Interest and dividend income
         Loans receivable, including fees               $2,382,001   $2,757,316
         Securities available for sale - taxable           387,785      287,093
         Securities available for sale - tax exempt         72,717       20,861
         FHLB stock                                         24,093       28,003
         Federal funds sold                                  8,678      102,658
         Other interest earning assets                       7,881        2,515
                                                        ----------   -----------
                  Total interest and
                  dividend income                        2,883,155    3,198,446

Interest expense
         Deposits                                          679,493    1,361,839
         Federal funds purchased                             8,862       19,871
         Securities sold under agreements to
           repurchase                                       28,874       76,388
         FHLB advances                                     426,185      390,184
                                                        ----------   -----------
                  Total interest expense                 1,143,414    1,848,282
                                                        ----------   -----------

NET INTEREST INCOME                                      1,739,741    1,350,164

Provision for loan losses                                  178,000       80,000
                                                        ----------   -----------


NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                              1,561,741    1,270,164

Noninterest income
         Gain (loss) on sales and calls of securities
            available for sale, net                         82,526       22,368
         Other income                                      114,586       69,727
                                                        ----------   -----------
                  Total noninterest income                 197,112       92,095

Noninterest expense
     Salaries and employee benefits                        759,491      543,117
     Occupancy and equipment                               121,675      111,561
     Other expense                                         294,777      209,949
                                                        ----------   -----------
         Total noninterest expense                       1,175,943      864,627
                                                        ----------   -----------

INCOME BEFORE INCOME TAX EXPENSE                           582,910      497,632

Income tax expense                                         205,500      188,300
                                                        ----------   -----------


NET INCOME                                              $  377,410   $  309,332
                                                        ==========   ===========

Basic income per common share                           $      .22   $       .18
                                                        ==========   ===========
Diluted income per common share                         $      .22   $       .18
                                                        ==========   ===========


     See accompanying notes to condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                             Three Months   Three Months
                                                Ended          Ended
                                             Mar 31, 2002   Mar 31, 2001
                                                Total           Total
                                            Shareholders'    Shareholders'
                                                Equity           Equity
                                            -------------   --------------
BALANCE AT BEGINNING OF PERIOD:             $ 20,015,400    $ 18,560,574

Comprehensive income:
     Net income                                  377,410         309,332

     Net change in net unrealized
       appreciation (depreciation) on
       securities available for sale, net
       of reclassification adjustments
       and tax effects                          (154,202)        140,520
                                            ------------    ------------

         Total comprehensive income              223,208         449,852

Purchase of 2,900 shares of treasury
  stock                                             --           (33,065)

Proceeds from issuance of common
  stock, net                                      11,188            --

Sale of 2,900 shares of treasury
  stock                                             --            42,015
                                            ------------    ------------

BALANCE AT END OF PERIOD:                   $ 20,249,796    $ 19,019,376
                                            ============    ============




     See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Three Months   Three Months
                                                                Ended          Ended
                                                           March 31, 2002   March 31, 2001
                                                           --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                             $    377,410    $    309,332
     Adjustments to reconcile net income to net cash
       from operating activities
         Depreciation                                             63,697          69,078
         Provision for loan loss                                 178,000          80,000
         Net amortization on securities
              available for sale                                  63,483          20,911
         Loss/(gain) on sales and calls of securities
              available for sale, net                            (82,526)        (22,368)
         Net change in:
              Accrued interest receivable                        (84,286)        176,912
              Other assets                                      (130,529)        (37,947)
              Accrued interest payable                            27,129          25,563
              Other liabilities                                 (111,607)       (177,727)
                                                            ------------    ------------
                      Net cash from operating activities         300,771         443,754
                                                            ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of securities available for sale                (7,550,642)     (7,172,718)
     Proceeds from sales of securities available for sale      3,820,232       7,353,636
     Proceeds from maturities and calls of securities
         available for sale                                   10,250,000       3,000,000
     Purchase of FHLB stock                                         --          (200,000)
     Net change in loans receivable                           (7,936,028)     (5,639,642)
     Purchase of premises and equipment, net                     (25,474)        (68,287)
                                                            ------------    ------------
         Net cash from investing activities                   (1,441,912)     (2,727,011)
                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                   (1,172,391)        939,048
     Net change in securities sold under agreements
         to repurchase                                         1,860,441         102,167
     Proceeds from (repayment) FHLB advances, net             (1,500,000)      4,000,000
     Proceeds from the issuance of common stock                   11,188            --
     Purchase of treasury stock                                     --           (33,065)
     Sale of treasury stock                                         --            42,015
                                                            ------------    ------------
         Net cash from financing activities                     (800,762)      5,050,165
                                                            ------------    ------------
Net change in cash and cash equivalents                       (1,941,903)      2,766,908

Cash and cash equivalents at beginning of period              20,021,279      19,543,276
                                                            ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 18,079,376    $ 22,310,184
                                                            ============    ============

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                           $  1,116,285    $  1,822,719
         Income taxes                                       $    251,000         178,000

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         St. Joseph was formed in February 1996 for the purpose of organizing the Bank. The Bank opened in February 1997 with $10.0 million in assets and grew to $214.1 million as of March 31, 2002. We expect continued opportunities for growth, even though the rate of growth will probably be slower than we have experienced to date.

         The following discussion provides additional information regarding our operations for the three-month period ended March 31, 2002 and 2001 and financial condition as of March 31, 2002, December 31, 2001 and March 31, 2001. This discussion should be read in conjunction with our consolidated financial statements and the accompanying notes thereto and other information in our 2001 10-KSB.

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

         Our legal lending limit is approximately $3,150,000. The board of directors, however, has established an "in-house" limit of $2,500,000. The board may from time to time raise or lower the "in-house" limit, as it deems appropriate to comply with safe and sound banking practices and respond to overall economic conditions.

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

FINANCIAL CONDITION

MARCH 31, 2002 COMPARED TO DECEMBER 31, 2001 AND MARCH 31, 2001

         During the three-month period of 2002, our assets decreased $700 thousand or .32% from $214.8 million on December 31, 2001, to $214.1 million on March 31, 2002 and increased $31.7 million or 17.4% from $182.4 on March 31, 2001. While total assets were lower at March 31, 2002 compared to December 31, 2001, the quarterly average was up 3.9%. The decrease in assets during the 1st quarter was a result of normal fluctuations and management doesn't anticipate this to be trend. The growth in assets from March 30, 2001 is mostly attributable to commercial and real estate loan volume and growth in the Bank's securities portfolio. Management continues to focus on small- to medium-sized business clients, the original strategy since opening in February 1997. The growth in the loan portfolio funded by increased deposits is anticipated to continue.

         CASH AND CASH EQUIVALENTS. Cash and cash equivalents decreased by $1.9 million and $4.2 million to $18.1 million at March 31, 2002 from $20.0 million at December 31, 2001 and $22.3 million at March 31, 2001. This decrease was primarily the result of the decrease in cash and due from banks. Cash and due from banks represented cash maintained at correspondent banks, in the form of demand deposits as well as cash maintained at the Federal Reserve Bank of Chicago and federal funds sold is the investment used for short-term liquid assets. The decrease was a result of the fluctuations in the size of the cash letter that occur during the normal course of our business as well as the need to fund the growth in the loan portfolio.

         INVESTMENT PORTFOLIO. Securities available for sale totaled $38.4 million at March 31, 2001, which represented a decrease of $6.8 million or 15.0% from $45.2 million at December 31, 2001 and an increase of $18.2 million or 90.0% from $20.2 million at March 31, 2001. The decrease from December 31, 2001 was a result of normal maturities and calls as well as the sale of securities available for sale. The increase from March 31, 2001 was a result of management investing excess liquidity into higher yielding assets.

         LOAN PORTFOLIO. Loans receivable net of allowance was $152.4 million at March 31, 2002 reflecting a $7.7 million increase or 5.3% and a $17.0 million increase or 12.6% from $144.7 million at December 31, 2001 and $135.4 million at March 31, 2001. Commercial loans increased by $4.2 million or 4.3% and $7.0 million or 7.4% to $101.2 million at March 31, 2002 from $97.0 million at December 31, 2001 and $94.2 million at March 31, 2001. Commercial loans were 65.3%, 66.0% and 68.6% of the total loan portfolio at March 31, 2002, December 31, 2001 and March 31, 2001. The continued significant concentration of the loan portfolio in commercial loans and the continued future growth of this portion of our lending business is consistent with our stated strategy of focusing on small to mid size businesses or what is commonly known as "wholesale banking." Our commercial lending business generates the greatest amount of local deposits, and is the primary source of demand deposits.

         Residential mortgage loans also increased by $5.3 million or 12.4% and $9.8 million or 25.7% to $47.9 million at March 31, 2002 from $42.6 million at December 31, 2001 and $38.1 million at March 31, 2001. Residential mortgage loans were 30.9%, 29.0% and 27.7% of the total loan portfolio at March 31, 2002, December 31, 2001 and March 31, 2001. Cosumer loans also decreased by $1.6 million or 21.6% and increased $.8 million or 16.0% to $5.8 million at March 31, 2002 from $7.4 million at December 31, 2001 and $5.0 million at March 31, 2001. Consumer loans were 3.8%, 5.0% and 3.7% of the total loan portfolio at March 31, 2002, December 31, 2001 and March 31, 2001. Although residential mortgage loan and consumer loan portfolios have increased and are expected to continue to increase in future periods, given our stated strategy, the commercial sector of the lending efforts and resultant assets are expected to remain the dominant loan portfolio category.

         The quality of our loan portfolio remains strong. We have not experienced any charge-offs since inception. We believe we have instilled a very strong credit culture within our lending department as it pertains to the underwriting and administration processes. Over 87% of the loan portfolio consists of loans extended directly to companies and individuals doing business and residing within our market area or having strong, long-standing ties to management. The remaining portion is comprised of commercial loans participated with certain non-affiliated commercial banks outside of our immediate area, which are underwritten using the same loan underwriting criteria as though our bank was the originating bank.

         There has been substantial evidence of a much slower economic recovery during 2002, which has kept market interest rates at historical low levels. During this period we have grown and have maintained our interest rate spread, while experiencing no significant change in asset quality or in non-performing loan totals. However, an extended economic recovery could result in some increase in problem assets, which could possibly result in some increase in losses on loans.

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

         DEPOSITS. Deposits decreased $1.2 million to $152.1 at March 31, 2002 from $153.3 million at December 31, 2001. Deposits increased $28.7 million to $152.1 at March 31, 2002 from $123.4 million at March 31, 2001. Certificates of deposit, which comprised 26.8% of total deposits, increased $2.6 million during the three-months of 2002. Savings, NOW and money market accounts, which comprised 61.5% of total deposits, increased $8.3 million during the three-months of 2002. The decrease in deposits during the 1st quarter of 2002 was a result of normal client withdrawals. The increase in deposits since March 30, 2001 in general was a result of successful marketing campaigns by the Bank. As of March 31, 2002, we had $6.0 million or 3.9% of total deposit in certificates of deposit placed by a broker for a fee.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. Securities sold under agreements to repurchase increased by $1.9 million and $4.2 million to $12.4 million at March 31, 2002 from $10.5 million at December 31, 2001 and $8.2 million at March 31, 2001. Securities sold under agreement to repurchase are a stable source of relationship-based deposits from our commercial clients.

         FHLB ADVANCES. FHLB advances decreased by $1.5 million and $2.5 million to $29.1 million as of March 31, 2002 from $30.6 million at December 31, 2001 and $31.6 million at March 31, 2001. As of March 31, 2002, the bank held $1,628,500 of FHLB stock. The decreases in FHLB advances were a result of normal maturities and calls of FHLB advances that management expected and planned for as part of the overall asset liability management.

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

         Our liquidity strategy is to fund loan growth with deposits, repurchase agreements and Federal Home Loan Bank (FHLB) advances and to maintain adequate level of short-term investments to meet typical daily loan and deposit activity. Since the bank opened in February 1997, deposit and repurchase agreement growth from depositors located in our market area as well as Federal Home Loan Bank advances has been sufficient to meet our substantial loan growth. In the future, to assist in providing the additional funds, we may increase the amount of certificates of deposit from clients outside of our market area and placed by brokers for a fee, as well as certificates of deposit obtained from the deposit owners directly. We may rely on out-of-area deposits to fund future asset growth. As of March 31, 2002 we had $6.0 million in deposits placed by a broker for a fee.

         Our bank has the ability to borrow money on a daily basis through correspondent banks via established federal funds purchased lines; however, we view these funds as only a secondary and temporary source of funds. We borrowed an average of $1.8 million in federal funds during the three-month period of 2002. Our bank's federal funds sold position averaged $2.2 million during the three-month period of 2002.

         In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of March 31, 2002, our bank had a total of $65.5 million in unfunded loan commitments and $1.3 million in unfunded standby letters of credit. We monitor fluctuations in loan balances and commitment levels, and include such data in managing our overall liquidity.

CAPITAL RESOURCES

         Shareholders' equity was $20.2 million at March 31, 2002, an increase of $235 thousand and $1.2 million from $20.0 million as of December 31, 2001 and $19.0 million as of March 31, 2001. The increase was mainly attributable to the growth in net income as well as the net change in the unrealized loss on securities available for sale.

         We are subject to regulatory capital requirements administered by the State of Indiana and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Since our bank commenced operations, both the company and our bank have been categorized as "Well Capitalized," the highest classification contained within banking regulations. The capital ratios of the company and the bank as of March 31, 2002 are disclosed in the table below.


                                        ------------------------   -----------------------------
                                         Minimum Required For      Minimum Required To Be Well         Corporation's
--------------------------------------     Capital Adequacy           Capitalized Under Prompt            Capital     Bank's Capital
            March 31, 2002                    Purposes             Corrective Action Regulations           Ratio          Ratio
--------------------------------------  -----------------------    -----------------------------       -------------  --------------
Ratio of Total Capital to Risk
   Weighted Assets                               8.0%                         10.0%                         13.90%        12.87%

Ratio of Tier 1 Capital to Risk
   Weighted Assets                               4.0%                          6.0%                         12.65%        11.62%

Ratio of Tier 1 Capital to Average
   Assets                                        4.0%                          5.0%                          9.44%         8.76%

RESULTS OF OPERATIONS

MARCH 31, 2002 COMPARED WITH MARCH 31, 2001

         OVERVIEW. Consolidated net income for the three-month period of 2002 was $377,410 ($.22 per basic and diluted share), which represents a 22.0% increase over net income of $309,332 ($.18 per basic and diluted share) recorded during the same period of 2001. The improvement in net income during both time periods was primarily the result of an increase in net interest income, higher noninterest income and greater employee efficiency.

         INTEREST INCOME. Interest income during the three-month period of 2002 was $2,883,155, a 9.9% decrease from the $3,198,446 earned during the three-month period of 2001. During the three-month period of 2002, earning assets averaged $196.6 million, an increase from average earning assets of $164.9 million during the three-month period of 2001. The growth in earning assets during the period was negatively impacted by the decline in yield on earning assets. During the three-month period of 2002 and 2001, the weighted average yield on earning assets was 5.81% and 7.78%, respectively. The decrease in yields as compared to the three-month period of 2001 was primarily due to the overall decline of market interest rates, in part evidenced by the 400 basis point drop in the prime rate since January 3, 2001. Interest income should continue to grow as the loan portfolio and other interest earning assets increase.

         INTEREST EXPENSE. Interest expense during the three-month period of 2002 was $1,143,414, a 38.1% decrease from the $1,848,282 expensed during the three-month period of 2001. The decline in interest expense during the three-month period of 2002 compared to the same period in 2001 was result of the significant reduction in market interest rates that has taken place during 2001. During the three-month period of 2002, interest-bearing liabilities averaged $193.5 million, higher than the average interest-bearing funds of $158.4 million during the three-month period of 2001. Positively impacting interest expense during the three-month period of 2002 was the decline in the cost of interest-bearing funds due to the decline in market rates as mentioned above. During the three-month period of 2002 and 2001, interest-bearing liabilities had a weighted average rate of 2.38% and 4.72%, respectively, reflecting the above-mentioned decline in market interest rates.

         NET INTEREST INCOME. Net interest income during the three-month period of 2002 was $1,739,741, an increase of 28.9% over the $1,350,164 earned during the three-month period of 2001. The net interest margin on a fully tax equivalent (FTE) basis increased from 3.33% during the three-month period of 2001 to 3.64% in the three-month period of 2002. As our bank experienced significant asset growth during the three-month period of 2002 when compared to the same time period in 2001, net interest margin increased primarily due to our ability to reduce funding costs at a faster pace than the reduction in our asset yields.

         ALLOWANCE FOR LOAN LOSSES. Provisions to the allowance for loan losses during the three-month period of 2002 were $178,000, an increase from the $80,000 expensed during the same time period in 2001. The allowance for loan losses as a percentage of total loans outstanding as of March 31, 2002 was 1.58%, compared to 1.55% and 1.41% at December 31, 2001 and March 31, 2001, respectively. The increase in the allowance for loan losses as a percentage of total loans receivable was primarily a result of management's risk assessment of the portfolio. The risk assessment is based on numerous statistical and other factors including the specific asset class of each loan (i.e. commercial, residential or consumer), the internal risk rating of each loan, specific industry concentrations, an assessment for large dollar and unsecured loans and specific reserves for watchlist credits.

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

         We have not experienced any charge-offs from loans receivable since inception. Accordingly, in estimating the risk of loss in our loan portfolio we considered the level of charge-offs on loans experienced by peer financial institutions having a loan portfolio mix and risk characteristics similar to our loan portfolio mix and risk characteristics. At March 31, 2002, no portion of the allowance for loan losses was allocated to impaired loan balances, as there were no loans considered impaired. Management believes the allowance for loan losses at March 31, 2002 was adequate to absorb losses in the loan portfolio, including potential losses due to the slowing economy.

         NONINTEREST INCOME. Noninterest income during the three-month period of 2002 was $197,112, an increase of 114.0% over the $92,095 earned during the same time period in 2001. Noninterest income, excluding the net gains on sales of securities, during the three-month period of 2001 was $114,586, an increase of 64.3% over the $69,727 earned during the same time period in 2001. Excluding the net gains on sales of securities, service charge income accounted for the increase in noninterest income. The increase in service charge income during both time periods primarily resulted from new accounts opened during the last 12 months.

         NONINTEREST EXPENSE. Noninterest expense during the three-month period of 2002 was $1,175,943, an increase of 36.0% over the $864,627 expensed during the same time period in 2001. An increase in salaries and benefits, as well as general overhead costs, was recorded. The increases in salaries and benefits primarily resulted from the hiring of additional staff and annual pay increases. General overhead costs have also increased reflecting the additional expenses required to administer our increased asset base.

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

         We conducted multiple simulations as of March 31, 2002, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred. Results of the simulation suggest that we could expect net interest income to decrease by approximately $148,000, if interest rates gradually decline by 100 basis points over the next twelve months, and to increase approximately $135,000, if interest rates gradually increase 100 basis points over the next twelve months, from forecast levels of net interest income absent any changes in rates. These variances in net interest income were within our policy parameters established to manage interest rate risk. Other simulations are run quarterly looking at changes to interest income given 200 and 300 basis point changes in interest rates.

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

         Results of the economic value of equity analysis done as of March 31, 2002, suggest that we could expect the value of our equity to increase 3.76% and 7.13%, if there was an immediate interest rate shift upward of 100 and 200 basis points and to decrease 4.69% and 4.38%, if there was an immediate interest rate shift downward of 100 and 200 basis points. Management believes the different scenarios indicate that the bank has a relatively low overall interest rate risk.

IMPACT OF INFLATION AND CHANGES IN PRICES

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

RECENT REGULATORY DEVELOPMENTS

         On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"). Among its other provisions, the USA PATRIOT Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA PATRIOT Act also requires the Secretary of the Treasury to prescribe, by regulations to be issued jointly with the federal banking regulators and certain other agencies, minimum standards that financial institutions must follow to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations suspected of engaging in terrorist acts or money laundering activities.

         During the first quarter of 2002, the Financial Crimes Enforcement Network (FinCEN), a bureau of the Department of the Treasury, issued proposed and interim regulations as mandated by the USA PATRIOT Act that would: (i) prohibit certain financial institutions from providing correspondent accounts to foreign shell banks; (ii) require such financial institutions to take reasonable steps to ensure that correspondent accounts provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks; (iii) require certain financial institutions that provide correspondent accounts to foreign banks to maintain records of the ownership of such foreign banks and their agents in the United States; (iv) require the termination of correspondent accounts of foreign banks that fail to turn over their account records in response to a lawful request from the Secretary of the Treasury or the Attorney General; and (v) encourage information sharing among financial institutions and federal law enforcement agencies to identify, prevent, deter and report money laundering and terrorist activity. To date, it has not been possible to predict the impact the USA PATRIOT ACT and its implementing regulations may have on the Company or the Bank in the future.

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

                                  ST. JOSEPH CAPITAL CORPORATION
                                  (Registrant)


Date:  May 8, 2002                /s/ John W. Rosenthal
                                  ----------------------------------------------
                                  John W. Rosenthal
                                  President

Date:  May 8, 2002               /s/ Edward R. Pooley
                                 -----------------------------------------------
                                 Edward R. Pooley
                                 Principal Financial Officer