Form 10QSB
period 2002-06-30
ST JOSEPH CAPITAL CORP
filed 2002-08-13
CIK 1015856

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


         x          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarterly Period ended June 30, 2002

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
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification Number)


                 3820 EDISON LAKES PARKWAY, MISHAWAKA, IN 46545
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (574) 273-9700
                                 --------------
                           (Issuer's telephone number)

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
Yes   X   No
    -----    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

     1,679,105 shares of common stock, $0.01 par value per share, were outstanding as of August 12, 2002.

     Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                    ---     ---

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets,
                           June 30, 2002 (Unaudited), December 31, 2001
                           (Audited)                                         3

                  Condensed Consolidated Statements of Income,
                           Three Months Ended June 30, 2002 and 2001
                           (Unaudited) Six Months Ended June 30, 2002
                           and 2001 (Unaudited)                              4

                  Condensed Consolidated Statements of Changes in
                           Shareholders' Equity, Three Months Ended
                           June 30, 2002 and 2001 (Unaudited) Six
                           Months Ended June 30, 2002 and 2001
                           (Unaudited)                                       5

                  Condensed Consolidated Statements of Cash Flows,
                           Six Months Ended June 30, 2002 and 2001
                           (Unaudited)                                       6

                  Notes to Condensed Consolidated Financial Statements
                           (Unaudited)                                       7


ITEM 2. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS                                                7

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                14

ITEM 2.    CHANGES IN SECURITIES                                            14

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                  14

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              15

ITEM 5.    OTHER INFORMATION                                                15

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                 15

SIGNATURES                                                                  15

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         PART I - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             JUNE 30,
ASSETS                                                         2002           DECEMBER 31,
                                                           (UNAUDITED)           2001
                                                           -------------------------------
                                                               (DOLLARS IN THOUSANDS)
     Cash and due from banks                                $ 31,910          $ 19,532
     Interest-bearing deposits in other financial
       institutions-short-term                                   443               489
     Federal funds sold                                       11,800                --
                                                            --------          --------
         Total cash and cash equivalents                      44,153            20,021
     Securities available for sale                            39,351            45,172
     Federal Home Loan Bank (FHLB) stock                       1,704             1,629
     Loans receivable, net of allowance for loan
       losses of $2,574 at June 30, 2002 and
       $2,274 at December 31, 2001                           162,322           144,688
     Accrued interest receivable                               1,009             1,038
     Premises and equipment, net                               1,268             1,286
     Other assets                                                979               970
                                                            --------          --------
         Total assets                                       $250,786          $214,804
                                                            ========          ========


LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
         Deposits
                  Noninterest-bearing demand                $ 37,390          $ 29,843
                  Savings, NOW and money market               99,162            85,243
                  Certificates of deposit                     49,727            38,222
                                                            --------          --------
                  Total deposits                             186,279           153,308
         Securities sold under agreements to repurchase        9,042            10,509
         FHLB advances                                        34,070            30,570
         Accrued interest payable                                188               158
         Other liabilities                                       205               244
                                                            --------          --------
                  Total liabilities                          229,784           194,789

SHAREHOLDERS' EQUITY
      Common stock, $.01 par value, 2,500,000 shares
       authorized; 1,679,105 shares issued and outstanding
       at June 30, 2002 and 1,678,112 shares
       issued and outstanding at December 31, 2001                17                17
   Additional paid in capital                                 18,342            18,331
   Retained earnings                                           2,305             1,526
   Accumulated other comprehensive income, net
     of tax of $225 and $94 at June 30, 2002
     and December 31, 2001                                       338               141
                                                            --------          --------
Total shareholders' equity                                    21,002            20,015
                                                            --------          --------

         Total liabilities and shareholders' equity         $250,786          $214,804
                                                            ========          ========




     See accompanying notes to condensed consolidated financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      THREE MONTHS   THREE MONTHS     SIX MONTHS    SIX MONTHS
                                                          ENDED          ENDED          ENDED         ENDED
                                                      JUNE 30, 2002  JUNE 30, 2001   JUNE 30, 2002 JUNE 30, 2001
                                                      -------------  -------------   ------------- -------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest and dividend income
         Loans receivable, including fees                  $2,518          $2,763        $4,900        $5,521
         Securities available for sale - taxable              341             265           729           552
         Securities available for sale - tax exempt            43              54           116            75
         FHLB stock                                            26              31            50            59
         Federal Funds sold                                     5              53            14           156
         Other interest earning assets                         11               2            19             4
                                                           ------          ------        ------        ------
                  Total interest and
                  dividend income                           2,944           3,168         5,828         6,367

Interest expense
         Deposits                                             714           1,206         1,394         2,568
         Federal funds purchased                               20               5            28            25
         Securities sold under agreements to
           repurchase                                          25              53            54           130
         FHLB advances                                        415             459           842           849
                                                           ------          ------        ------        ------
                  Total interest expense                    1,174           1,723         2,318         3,572
                                                           ------          ------        ------        ------
NET INTEREST INCOME                                         1,770           1,445         3,510         2,795

Provision for loan losses                                     122             126           300           206
                                                           ------          ------        ------        ------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                 1,648           1,319         3,210         2,589

Noninterest income
         Gain on sales and calls of securities
            available for sale, net                            57              56           140            78
         Other income                                         109              83           223           153
                                                           ------          ------        ------        ------
                  Total noninterest income                    166             139           363           231

Noninterest expense
         Salaries and employee benefits                       773             591         1,533         1,134
         Occupancy and equipment                              105             115           226           227
         Other expense                                        308             239           602           449
                                                           ------          ------        ------        ------
                  Total noninterest expense                 1,186             945         2,361         1,810
                                                           ------          ------        ------        ------

INCOME BEFORE INCOME TAXES                                    628             513         1,212         1,010

Income tax expense                                            227             198           433           386
                                                           ------          ------        ------        ------

NET INCOME                                                 $  401          $  315        $  779        $  624
                                                           ======          ======        ======        ======

Basic income per common share                              $  .24          $  .19        $  .46        $  .37
                                                           ======          ======        ======        ======
Diluted income per common share                            $  .23          $  .19        $  .45        $  .37
                                                           ======          ======        ======        ======


     See accompanying notes to condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                   THREE MONTHS    THREE MONTHS     SIX MONTHS     SIX MONTHS
                                                       ENDED           ENDED          ENDED          ENDED
                                                   JUNE 30, 2002  JUNE 30, 2001   JUNE 30, 2002   JUNE 30, 2001
                                                       TOTAL           TOTAL          TOTAL          TOTAL
                                                   SHAREHOLDERS'   SHAREHOLDERS'   SHAREHOLDERS'   SHAREHOLDERS'
                                                       EQUITY         EQUITY          EQUITY         EQUITY
                                                       ------         ------          ------         ------
                                                                       (DOLLARS IN THOUSANDS)
BALANCE AT BEGINNING OF PERIOD:                      $ 20,250        $ 19,019         $ 20,015        $ 18,560

Comprehensive income:
         Net income                                       401             315              779             624

         Net change in net unrealized
           appreciation (depreciation) on
           securities available for sale, net
           of reclassification adjustments
           and tax effects                                351             (28)             197             113
                                                     --------        --------         --------        --------

                  Total comprehensive income              752             287              976             737

Proceeds from the exercise of stock options                --              --               11              --

Purchase of 2,900 shares of treasury
  stock                                                    --              --               --             (33)

Sale of 2,900 shares of treasury
  stock                                                    --              --               --              42
                                                     --------        --------         --------        --------

BALANCE AT END OF PERIOD:                            $ 21,002        $ 19,306         $ 21,002        $ 19,306
                                                     ========        ========         ========        ========



     See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    SIX MONTHS            SIX MONTHS
                                                                                      ENDED                  ENDED
                                                                                  JUNE 30, 2002         JUNE 30, 2001
                                                                                  ------------          -------------
                                                                                         (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                                     $    779         $    624
         Adjustments to reconcile net income to net cash
           from operating activities
                  Depreciation                                                               114              141
                  Provision for loan loss                                                    300              206
                  Net amortization on securities
                    available for sale                                                        97               58
                  Gain on sales and calls of securities
                    available for sale, net                                                 (140)             (78)
                  Net change in
                    Accrued interest receivable                                               29              (61)
                    Other assets                                                            (140)            (229)
                    Accrued interest payable                                                  30               43
                    Other liabilities                                                        (39)            (142)
                                                                                        --------         --------
                            Net cash from operating activities                             1,030              562
                                                                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of securities available for sale                                       (13,159)         (20,493)
         Proceeds from sales of securities available for sale                              6,102            8,926
         Proceeds from maturities and calls of securities
                  available for sale                                                      13,250            3,000
         Purchase of FHLB stock                                                              (75)            (250)
         Net change in loans receivable                                                  (17,934)         (16,067)
         Proceeds from the sale of equipment                                                  --                6
         Purchase of premises and equipment, net                                             (96)             (81)
                                                                                        --------         --------
                  Net cash from investing activities                                     (11,912)         (24,959)
                                                                                        --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
         Net change in deposits                                                           32,970           21,722
         Net change in federal funds purchased                                                --               --
         Net change in securities sold under agreements
                  to repurchase                                                           (1,467)            (991)
         Proceeds from FHLB advances                                                       5,000            5,000
         Repayment of FHLB advances                                                       (1,500)              --
         Proceeds from the sale of treasury stock                                             --               42
         Purchase of treasury stock                                                           --              (33)
         Proceeds from issuance of common stock, net                                          11               --
                                                                                        --------         --------
                  Net cash from financing activities                                      35,014           25,740
                                                                                        --------         --------

Net change in cash and cash equivalents                                                   24,132            1,343
Cash and cash equivalents at beginning of period                                          20,021           19,543
                                                                                        --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $ 44,153         $ 20,886
                                                                                        ========         ========

Supplemental disclosures of cash flow information
         Cash paid during the period for
                  Interest                                                              $  2,288         $  3,529
                  Income taxes                                                               506              215

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

OVERVIEW

         St. Joseph was formed in February 1996 for the purpose of organizing the Bank. The Bank opened in February 1997 with $10.0 million in assets and grew to $250.8 million as of June 30 2002. We expect continued opportunities for growth, even though the rate of growth will probably be slower than we have experienced to date.

         The following discussion provides additional information regarding our operations for the three month and six month periods ended June 30, 2002 and 2001 and financial condition as of June 30, 2002 and December 31, 2001. This discussion should be read in conjunction with our consolidated financial statements and the accompanying notes thereto and other information in our 2001 10-KSB.

FINANCIAL CONDITION

         During the six months ended June 30, 2002, assets increased from $214.8 million on December 31, 2001, to $250.8 million on June 30, 2002. This represents a total increase in assets of $36.0 million, or 16.8%. The asset growth was comprised primarily of a $24.1 million increase in cash and cash equivalents and a $17.6 million increase in net loans. The increase in cash and cash equivalents and net loans was primarily funded by $33.0 million growth in deposits, a $5.9 million decrease in securities and a $3.5 million net increase in FHLBI advances.

         Cash and cash equivalents increased by $24.1 million to $44.1 million at June 30, 2002 from $20.0 million at December 31, 2001. This increase was primarily the result of the increase in cash and due from banks and federal funds sold. Cash and due from banks represented cash maintained at correspondent banks on deposit in the form of demand deposits as well as cash maintained at the Federal Reserve Bank of Chicago. The increase is a result of the fluctuations in the size of the cash letter that occur during the normal course of growing our business. The growth in deposits increased at a faster rate that the increase in loans, which resulted in, the $11.8 million increase in federal funds sold.

         Securities available for sale totaled $39.3 million at June 30, 2002, which represented a decrease of $5.8 million from $45.2 million at December 31, 2001. The decrease was a result of normal calls, sales and maturities. During the six months ended June 30, 2002, we had $13.2 million in securities that matured or were called and $6.1 million in securities that were sold. The proceeds of the sold securities were used to fund loan growth.

         Loans receivable net of allowance was $162.3 million at June 30, 2002 reflecting a 12.2% increase from $144.7 million at December 31, 2001. Commercial loans increased by $8.8 million during the six month period ended June 30, 2002 and totaled $106.2 million, or 64.4% of the total loan portfolio. The continued significant concentration of the loan portfolio in commercial loans and the rapid growth of this position of our lending business is consistent with our stated strategy of focusing on small to mid size businesses or what is commonly known as "wholesale banking". Our commercial lending business generates the greatest amount of local deposits, and is virtually the only source of significant demand deposits.

         Residential mortgage and consumer loans also increased by $5.4 million and $3.4 million, respectively, during the six month period ended June 30, 2002. As of June 30, 2002, these loan types totaled a combined $58.7 million, or 35.6% of the total loan portfolio. Although residential mortgage loan and consumer loan portfolios are expected to increase in future periods, given our stated strategy, the commercial sector of the lending efforts and resultant assets are expected to remain the dominant loan portfolio category.

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

         There has been evidence of a slower economic recovery during the first six months of 2002 than what was previously expected and has kept market interest rates at low levels. During this period we continued to grow our loan portfolio and have maintained our interest rate spread, while experiencing no significant change in asset quality or in non-performing loan totals. However, a slower economic recovery could result in some increase in problem assets, which could possibly result in some increase in losses on loans.

         Along with other financial institutions, management shares a concern for a longer economic recovery in 2002 and should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan losses.

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

         Deposits increased $33.0 million during the six month period ended June 30, 2002, totaling $186.3 million at June 30, 2002 from $153.3 million at December 31, 2001. Certificates of deposit, comprising 26.7% of total deposits, increased $11.5 million during the six month period ended June 30, 2002. Savings, NOW and money market accounts, comprising 53.2% of total deposits, increased $14.0 million during the six month period ended June 30, 2002. Noninterest-bearing demand deposits, comprising 20.1% of total deposits, increased $7.5 million during the six month period ended June 30, 2002. The increase in all categories was a result of increasing the bank's market shares as well as existing clients increasing balances and the uncertainty in the equity markets.

         FHLBI advances increased by $3.5 million and to $34.1 million as of June 30, 2002 from $30.6 million at December 31, 2001. As of June 30, 2002, the bank held $1,704,000 of FHLBI stock. The increases primarily resulted as we used FHLBI advances for loan matching, for hedging against the possibility of rising interest rates and general liquidity purposes.

LIQUIDITY

         Liquidity is measured by our ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and securities. These monies are used to fund loan requests, meet deposit withdrawals, maintain reserve requirements, and support our operations. Liquidity is primarily achieved through the growth of deposits (both local and out-of-area) and liquid assets such as securities available for sale, matured securities, and federal funds sold. Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.


         Our liquidity strategy is to fund loan growth with deposits, repurchase agreements, Federal Home Loan Bank of Indianapolis ("FHLBI") advances and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from depositors located in the market area have consistently increased, the growth has not been sufficient at times to meet the substantial loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds, we have regularly obtained certificates of deposit from customers outside of the market area and placed by deposit brokers for a fee, as well as certificates of deposit obtained from the deposit owners directly. As of June 30, 2002, brokered deposits totaled $11.0 million, or 5.6% of combined deposits and repurchase agreements, compared to $3.0 million, or 1.8% of combined deposits and repurchase agreements, as of December 31, 2001. The acceptance of brokered deposits is expected to be ongoing due to our planned future growth.

         Our bank has the ability to borrow money on a daily basis through correspondent banks via established federal funds purchased lines; however, this is viewed as only a secondary and temporary source of funds and our bank was generally in a federal funds purchased position during the first six months of 2002. The average balance of federal funds purchased during the six months ended June 30, 2002 equaled $3.0 million, compared to a $1.8 million average federal funds sold position.

         As a member of the Federal Home Loan Bank of Indianapolis, our bank has access to the FHLBI's borrowing programs. Based on ownership of FHLBI stock and available collateral at June 30, 2002, our bank could borrow up to approximately $38.3 million. As of June 30, 2002 we have $34.1 million outstanding in FHLBI advances. The availability will continue to grow as the loan portfolio and the investment portfolio grows in the future. The FHLBI announced a new borrowing program that allows its members to pledge commercial real estate loans for advances. Subject to meeting certain financial condition and capital requirements, members will be permitted to borrow against eligible commercial real estate loans.

         In addition to typical loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of June 30, 2002, our bank had a total of $64.4 million in unfunded loan commitments and $2.7 million in unfunded standby letters of credit. We monitor fluctuations in loan balances and commitment levels, and include such data in managing overall liquidity.

CAPITAL RESOURCES

         Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth. Shareholders' equity increased by $1.0 million during the first six months of 2002, from $20.0 million on December 31, 2001, to $21.0 million at June 30, 2002. The increase is attributable to net income of $.8 million recorded during the first six months of 2002. Shareholders' equity was positively impacted during the first six months of 2002 by a $0.2 million mark-to-market adjustment for available for sale securities as defined in SFAS No. 115. The adjustment was due to the decrease in the interest rate environment during the first six months of 2002.

         We are subject to regulatory capital requirements primarily administered by federal banking regulatory agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Since our bank commenced operations, both the company and our bank have been categorized as "Well Capitalized," the highest classification contained within the banking regulations.

          The components of total risk-based capital are Tier 1 capital and Tier 2 capital. Tier 1 capital is total shareholders' equity less intangible assets. Tier 2 capital is Tier 1 capital plus a portion of the allowance for loan losses. The allowance for loan losses is includable in Tier 2 capital up to a maximum of 1.25% of risk-weighted assets. The net unrealized appreciation (depreciation) on securities available for sale, net of tax, is not considered in meeting regulatory capital requirements. The following table provides the minimum regulatory capital requirements and the actual capital ratios at June 30, 2002:

                                         Minimum Required For      Minimum Required To Be Well      Corporation's
                                           Capital Adequacy         Capitalized Under Prompt           Capital       Bank's Capital
          June 30, 2002                       Purposes            Corrective Action Regulations         Ratio            Ratio
----------------------------------       --------------------     -----------------------------     -------------     -------------
Ratio of Total Capital to Risk
   Weighted Assets                                 8.0%                        10.0%                     13.1%              12.1%

Ratio of Tier 1 Capital to Risk
   Weighted Assets                                 4.0%                         6.0%                     11.8%              10.9%

Ratio of Tier 1 Capital to Average
   Assets                                          4.0%                         5.0%                      9.5%               8.7%

         The Bank and the Corporation exceeded the applicable minimum regulatory capital requirements at June 30, 2002 and was considered well capitalized.

         Our ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We have not paid cash dividends on our common stock since our formation in 1996, and we currently have no intention of doing so in the foreseeable future.

RESULTS OF OPERATIONS

         Net income for the six month period ended June 30, 2002 was $779,000 as compared to a $624,000 for the same period in 2001 for an increase of $155,000 or 24.8%. Income per common share for the first six months of 2002 increased to $.46 basic and $.45 diluted from a basic and diluted income per common share of $.37 for the first six months of 2001. Net income for the three month period ended June 30, 2002 was $401,000 as compared to $315,000 for the same period in 2001 for an increase of $86,000 or 27.3%. Income per common share for the three month period ended June 30, 2002 increased to $.24 basic and $.23 diluted from a basic and diluted income per common share of $.19 for the three months ended June 30, 2001. The improvement in net income was primarily the result of an increase in net interest income, higher noninterest income and greater operational efficiencies.

         Interest income decreased by $.6 million, from $6.4 million for the six month period ended June 30, 2001 to $5.8 million for the six month period ended June 30, 2002 and for the three months ended June 30, 2001 and 2002, interest income decreased by $.3 million, from $3.2 million to $2.9 million, respectively. The 9.4% decline in interest income for the six months ended and the three months ended June 30, 2002 and 2001 was attributable to a decline in asset yields despite an increase in average outstanding balances in interest earning assets, principally loans receivable. During the first six months 2002 earning assets averaged $198.7 million, a level significantly higher than the average earnings assets of $168.5 million during the same period in 2001. During the three month period ended June 30, 2002, average earnings assets was $203.0 million, also a level significantly higher than the average earning assets of $170.2 million during the same period in 2001. Negatively impacting the growth in earning assets was the decline in yield on the earning assets. During the first six months of 2002 and 2001, earning assets had an average rate of 5.80% and 7.52%, respectively, and for the three months ended June 30, 2002 and 2001, earning assets had an average rate of 5.41% and 6.89%, respectively. The decrease in average yield was primarily due to the overall decline in market interest rates.

         Interest expense decreased by $1.3 million, from $3.6 million for the six month period ended June 30, 2001 to $2.3 million for the six month period ended June 30, 2002 and for the three months ended June 30, 2001 and 2002, interest expense decreased by $0.5 million, from $1.7 million to $1.2 million, respectively. The 36.1% and 29.4% decline in interest expense for the six months ended and the three months ended June 30, 2002 and 2001 was primarily attributable to the decline in the cost of interest bearing liabilities despite the significant growth in interest bearing liabilities. During the first six months of 2002 interest bearing liabilities averaged $173.4 million, a level significantly higher than the average interest bearing liabilities of $145.5 million during the same period in 2001. During the three month period ended June 30, 2002, average interest bearing liabilities was $174.4 million, also a level significantly higher than the average earning assets of $149.0 million during the same period in 2001. Positively impacting the growth in interest bearing liabilities was the decline in cost on the interest bearing liabilities. During the first six months of 2002 and 2001, interest bearing liabilities had an average rate of 2.70% and 4.97%, respectively, and for the three months ended June 30, 2002 and 2001, interest bearing liabilities had an average rate of 2.70% and 4.64%, respectively. The decrease in average cost was primarily due to the overall decline in market interest rates.

         Net interest income during the first six months of 2002 was $3.5 million, and increase of $.7 million or 25.0% over the $2.8 million earned during the same period of 2001. During the three months ended June 30, 2002, net interest income was $1.8 million, an increase of $.4 million or 28.6% over the $1.4 million earned during the same period of 2001. The increase in net interest income was due to the growth in earning assets and improved net interest margin. The net interest margin increased from 3.38% during the first six months of 2001 to 3.59% during the first six months of 2002. The net interest margin increase from 3.43% during the three months ended June 30, 2001, to 3.60% during the three month period ended June 30, 2002. The improvement in the margin reflected the overall positive impact that declining interest rates had on net interest income as predicted in the monthly and quarterly simulation models.

         The provision for loan losses is established based on factors such as the local and national economy and the risk associated with the loans in the portfolio. The provision for loan losses was $300,000 for the six month period ended June 30, 2002 compared to $206,000 in the same period in 2001. For the three months ended June 30, 2002, the provision for loan losses was $122,000 compared to $126,000 in the same period of 2001. At June 30, 2002, the allowance for loan losses was $2,574,000 or 1.60% of total loans receivable compared to $2,058,000 or 1.40% at June 30, 2001. The increase in the percentage of allowance for loan losses to total loans receivable between periods is a result of management's risk assessment of the portfolio, thus resulting in the increased provision expense between the six month periods of 2002 and 2001. The risk assessment is based on numerous statistical factors including the specific asset class of each loan (i.e. commercial, residential or consumer), the internal risk rating of each loan, specific industry concentrations, an assessment for large dollar and unsecured loans and specific reserves for watch list credits.

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

         We have not experienced any charge-offs from loans receivable since inception. Accordingly, in estimating the risk of loss in our loan portfolio we considered the level of charge-offs on loans experienced by peer financial institutions having a loan portfolio mix and risk characteristics similar to our loan portfolio mix and risk characteristics. Management allocated approximately 64% of the allowance for loan losses to commercial loans, 17% to residential real estate mortgage loans and 7% to installment loans at June 30, 2002, leaving 12% unallocated. There were no non-performing loans at June 30, 2002. Management believes the allowance for loan losses at June 30, 2002 was adequate to absorb existing losses in the loan portfolio.

         Noninterest income, excluding the net gains on sales of securities increased by $70,000, from $153,000 for the six month period ended June 30, 2001 to $223,000 for the six month period ended June 30, 2002. For the three month period ended June 30, 2002, noninterest income, excluding the net gains on sales of securities increased by $26,000, from $83,000 for 2001 to $109,000 in 2002. The increases in noninterest income, excluding the net gains on sales of securities in both periods was primarily due to increases in depository account service fees resulting from adding additional relationship based depository clients.

         As part of asset liability management, during the six month period ended June 30, 2002 net gains on the sale of securities increase $62,000, to $140,000 from $78,000, during the same period in 2001. The net gain on the sale of securities during the three month period ended June 30, 2002 remained stable at $57,000 compared to $56,000 during the corresponding period in 2001.

         Noninterest expense during the first six months of 2002 was $2.4 million, an increase of 33.3% over the $1.8 million expensed during the same period of 2001. For the three months ended June 30, 2002, noninterest expense was $1.2 million, an increase of 20.0% over the $1.0 million expensed during the same period of 2001. An increase in all major overhead expenses was recorded, but primarily related to employee salaries and benefits. The increase in employee salaries and benefits primarily resulted from hiring additional staff and merit and cost of living raises. The level of full time equivalent employees increased from 39 at June 30, 2001 to 47 at June 30, 2002. General overhead expenses have also increased, reflecting the additional expenses required to service our clients in the manner that distinguishes us from the competition.

         Federal income tax expense was $433,000 during the first six months of 2002 compared to $386,000 during the same period of 2001. The effective tax rates were 35.7% and 38.2% for the six month period ended June 30, 2002 and 2001. Federal income tax was $227,000 during the three month period ended June 30, 2002 compared to $198,000 during the same period of 2001. The effective tax rates were 36.1% and 38.6% for the three month period ended June 30, 2002 and 2001. The increase was primarily due to the increase in net income before federal income tax. During the first six months of 2002, net income before federal income tax was $1.2 million, an increase over the $1.0 million recorded during the first six months of 2001. Net income before federal income tax during the three months ended June 30, 2002 was $628,000 an increase over the $513,000 recorder during the same period of 2001.

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

         We conducted multiple simulations as of June 30, 2002, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred. Results of the simulation suggest that we could expect net interest income to decrease by approximately $232,000, if interest rates gradually decline by 100 basis points over the next twelve months, and to increase approximately $333,000, if interest rates gradually increase 100 basis points over the next twelve months, from forecast levels of net interest income absent any changes in rates. These variances in net interest income were within our policy parameters established to manage interest rate risk. Other simulations are run quarterly looking at changes to interest income given 200 and 300 basis point changes in interest rates.

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

         Results of the economic value of equity analysis done as of June 30, 2002, suggest that we could expect the value of our equity to increase 8.16% and 15.47%, if there was an immediate interest rate shift upward of 100 and 200 basis points and to decrease 8.93% and 13.56%, if there was an immediate interest rate shift downward of 100 and 200 basis points. Management believes the different scenarios indicate that the bank has a relatively low overall interest rate risk.
                           PART II - OTHER INFORMATION

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

ITEM 2.  CHANGES IN SECURITIES
         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 23, 2002 we held our annual meeting of stockholders. At the meeting, Scott C. Malpass, Todd B. Martin, Myron C. Noble, Robert A. Sullivan and Carolyn Y. Woo were elected to serve as Class III directors with terms expiring in 2005. Continuing as Class I directors until 2003 are Anna Reilly Cullinan, David A. Eckrich, Michael R. Leep, Sr., Arthur H. McElwee, Jr. and John W. Rosenthal. Continuing as Class II directors until 2004 are Brain R. Brady, Jeffrey V. Hammes, Jack Matthys and Richard A. Rosenthal.

         There were 1,679,105 issued and outstanding shares of Common Stock and there were 1,364,326 shares of Common Stock represented at the annual meeting. The voting on each item presented at the annual meeting was as follows:


         Election of Directors                       Votes For         Votes Withheld   Votes Against
         ---------------------                       ---------         --------------   -------------
         Scott C. Malpass                            1,363,621               705             0
         Todd B. Martin                              1,363,626               700             0
         Myron C. Noble                              1,363,826               500             0
         Robert A. Sullivan                          1,363,826               500             0
         Carolyn Y. Woo                              1,363,176             1,150             0

ITEM 5.  OTHER INFORMATION
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  None

         (b)      Reports on Form 8-K

                  8-K dated April 11, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  ST. JOSEPH CAPITAL CORPORATION
                                                  (Registrant)


Date:  August 12, 2002                             /s/ John W. Rosenthal
                                                   -----------------------------
                                                   John W. Rosenthal
                                                   President

Date:  August 12, 2002                             /s/ Edward R. Pooley
                                                   -----------------------------
                                                   Edward R. Pooley
                                                   Principal Financial Officer

                                                                          (b)8-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 8-K
                                 CURRENT REPORT

     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 APRIL 11, 2002
                                (Date of Report)

                         ST. JOSEPH CAPITAL CORPORATION
                         -------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                        333-6581             35-1977746
          --------                        --------             ----------
(State or other jurisdiction             Commission          (I.R.S. Employer
of incorporation or organization)        File Number        Identification  No.)

                 3820 EDISON LAKES PARKWAY, MISHAWAKA, IN 46545
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (574) 273-9700
                                 --------------
               (Registrant's telephone number including area code)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                         if changed since last report)

ITEM 1.  CHANGES IN CONTROL OF REGISTRANT
           Not Applicable

ITEM 2.  ACQUISITION OR DISPOSITION OF ASSETS
           Not Applicable

ITEM 3.  BANKRUPTCY OR RECEIVERSHIP
           Not Applicable

ITEM 4.  CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

           On April 9, 2002, the Registrant dismissed Crowe, Chizek and Company LLP as the Registrant's principal accountants, effective immediately. The former accountants' reports on the Registrant's financial statements for the two most recent fiscal years ended December 31, 2000 and December 31, 2001 did not contain any adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended and approved by the Audit Committee of the Registrant and by its Board of Directors. During the Registrant's two most recent fiscal years ended December 31, 2000 and 2001 and subsequent interim periods, preceding the dismissal, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of the former accountants, would have caused them to make reference to the subject matter of the disagreement in connection with their report. No "reportable events" as defined in
           Item 304(a)(1)(v) occurred within the Registrant's two most recent fiscal years and any subsequent interim periods preceding the former accountants dismissal.

           On April 10, 2002, the Registrant engaged Plante & Moran LLP as its principal accountants to audit the Registrant's financial statements for the year ending December 31, 2002. During the Registrant's two most recent fiscal years and any subsequent interim period prior to engaging the new accountants, the Registrant did not consult with the newly engaged accountants regarding any of the matters described in
           Item 304(a)(2)(i) or (ii).

           The letter of the former accountants required by Items 304(a)(3) is filed as Exhibit 16 to this report.

ITEM 5.   OTHER EVENTS
            Not Applicable

ITEM 6.   RESIGNATIONS OF REGISTRANT'S DIRECTORS
            Not Applicable

ITEM 7.   FINANCIAL STATEMENTS AND EXHIBITS
                  (C) EXHIBITS
                       16          Letter re:  Change in Certifying Accountant

ITEM 8.   CHANGE IN FISCAL YEAR
           Not Applicable

ITEM 9.   SALES OF EQUITY SECURITIES PURSUANT TO REGULATION S
            Not Applicable



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ST. JOSEPH CAPITAL CORPORATION
                                                  (Registrant)


Date:  April 11, 2002                             /s/ Edward R. Pooley
                                                  --------------------
                                                  Edward R. Pooley
                                                  Principal Financial Officer

                                                                      EXHIBIT 16

April 12, 2002



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


RE:  St. Joseph Capital Corporation
     Commission File Number 333-6581


Dear Sir/Madam:

We have read the first paragraph of Item 4 included in the Form 8-K dated April 11, 2002, of St. Joseph Capital Corporation, to be filed with the Securities and Exchange Commission and are in agreement with the statements contained therein, except that we are not in a position to agree or disagree with the statement that the change was recommended or approved by the Audit Committee or its Board of Directors.


                             Very truly yours,

                             /s/ Crowe, Chizek and Company LLP
                             ---------------------------------
                                 Crowe, Chizek and Company LLP