Form 10QSB
period 2002-09-30
ST JOSEPH CAPITAL CORP
filed 2002-11-12
CIK 1015856

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly
                         Period ended September 30, 2002

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from            to
                                            ----------    ----------

                        Commission File Number: 333-6581

                         ST. JOSEPH CAPITAL CORPORATION
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)

             DELAWARE                                 35-1977746
---------------------------------       --------------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)

                 3820 EDISON LAKES PARKWAY, MISHAWAKA, IN 46545
                    (Address of principal executive offices)

                                 (574) 273-9700
                           (Issuer's telephone number)

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

     1,679,105 shares of common stock, $0.01 par value per share, were outstanding as of November 12, 2002.

     Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                   -----  -----

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER
                                                                        ------

                         PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

             Condensed Consolidated Balance Sheets,
                 September 30, 2002 (Unaudited), December 31,
                 2001 (Audited)                                            3

             Condensed Consolidated Statements of Income,
                 Three-months Ended September 30, 2002 and 2001
                 (Unaudited) Nine-months Ended September 30, 2002
                 and 2001 (Unaudited)                                      4

             Condensed Consolidated Statements of Changes in
                 Shareholders' Equity, Three-months Ended September 30,
                 2002 and 2001 (Unaudited) Nine-months Ended
                 September 30, 2002 and 2001 (Unaudited)                   5

             Condensed Consolidated Statements of Cash Flows,
                 Nine-months Ended September 30, 2002 and 2001
                 (Unaudited)                                               6

             Notes to Condensed Consolidated Financial Statements
                 (Unaudited)                                               7


ITEM 2.   MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS                                                    7

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                               14

ITEM 2.   CHANGES IN SECURITIES                                           14

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                 14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             14

ITEM 5.   OTHER INFORMATION                                               14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                14

SIGNATURES                                                                15

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         PART I - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                           SEPTEMBER 30,         DECEMBER 31,
ASSETS                                        2002                  2001
                                                                    ----
                                           (UNAUDITED)           (AUDITED)
                                          -------------         -------------
                                               (DOLLARS IN THOUSANDS)

     Cash and due from banks              $      23,021         $      19,532
     Interest-bearing deposits in other
      financial institutions-
      short-term                                    391                   489
     Federal funds sold                              --                    --
                                          -------------         -------------
              Total cash and cash
                equivalents                      23,412                20,021
     Securities available for sale               47,348                45,172
     Federal Home Loan Bank (FHLBI) stock         1,904                 1,629
     Loans receivable, net of allowance
      for loan losses of $2,670 at
      September 30, 2002 and $2,274 at
      December 31, 2001                         170,535               144,688
     Accrued interest receivable                  1,087                 1,038
     Premises and equipment, net                  1,281                 1,286
     Other assets                                   687                  970
                                          -------------         ------------
              Total assets                $     246,254         $     214,804
                                          =============         =============


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
              Noninterest-bearing demand  $      30,090         $      29,843
              Savings, NOW and money
                market                           93,878                85,243
              Certificates of deposit            49,326                38,222
                                          -------------         -------------
              Total deposits                    173,294               153,308
     Securities sold under agreements
      to repurchase                              12,512                10,509
     FHLBI advances                              38,070                30,570
     Accrued interest payable                       211                   158
     Other liabilities                              307                   244
                                          -------------         -------------
              Total liabilities                 224,394               194,789

Shareholders' equity
     Common stock, $.01 par value,
       2,500,000 shares authorized; 1,679,105
       shares issued and outstanding at
       September 30, 2002 and 1,678,112
       shares issued and outstanding at
       December 31, 2001                             17                    17
     Additional paid in capital                  18,342                18,331
     Retained earnings                            2,725                 1,526
     Accumulated other comprehensive
       income, net of tax of $523 and
       $94 at September 30, 2002
       and December 31, 2001                        776                   141
                                          -------------         -------------
     Total shareholders' equity                  21,860                20,015
                                          -------------         -------------

              Total liabilities and
                shareholders' equity      $     246,254         $     214,804
                                          =============         =============

     See accompanying notes to condensed consolidated financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                          THREE-MONTHS      THREE-MONTHS     NINE-MONTHS      NINE-MONTHS
                                              ENDED            ENDED            ENDED            ENDED
                                          SEPT 30, 2002    SEPT 30, 2001    SEPT 30, 2002    SEPT 30, 2001
                                          -------------    -------------    -------------    -------------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest and dividend income
     Loans receivable, including fees     $       2,602    $       2,635    $       7,502    $       8,156
     Securities available for
       sale - taxable                               333              339            1,062              891
     Securities available for
       sale - tax exempt                             68               54              184              129
     FHLBI stock                                     29               30               79               89
     Federal funds sold                              28               64               42              220
     Other interest earning assets                   80               65               99               69
                                          -------------    -------------    -------------    -------------
              Total interest and
              dividend income                     3,140            3,187            8,968            9,554

Interest expense
     Deposits                                       835            1,170            2,229            3,738
     Federal funds purchased                         --               --               28               25
     Securities sold under agreements to
       repurchase                                    26               53               80              183
                                                                                                         -
     FHLBI advances                                 478              459            1,320            1,308
                                          -------------    -------------    -------------    -------------
              Total interest expense              1,339            1,682            3,657            5,254
                                          -------------    -------------    -------------    -------------

NET INTEREST INCOME                               1,801            1,505            5,311            4,300

Provision for loan losses                            96              152              396              358
                                          -------------    -------------    -------------    -------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                       1,705            1,353            4,915            3,942

Noninterest income
     Gain on sales and calls of securities
        available for sale, net                      --               72              140              150
     Other income                                   106               93              329              246
                                          -------------    -------------    -------------    -------------
              Total noninterest income              106              165              469              396

Noninterest expense
     Salaries and employee benefits                 751              644            2,284            1,778
     Occupancy and equipment                         98              128              324             355
     Other expense                                  282              261              884              710
                                          -------------    -------------    -------------    -------------
              Total noninterest expense           1,131            1,033            3,492            2,843
                                          -------------    -------------    -------------    -------------
INCOME BEFORE INCOME TAXES                          680              485            1,892            1,495

Income tax expense                                  260              164              693              550
                                          -------------    -------------    -------------    -------------

NET INCOME                                $         420    $         321    $       1,199    $         945
                                          =============    =============    =============    =============

Basic income per common share             $         .25    $         .19    $         .71    $         .56
                                          =============    =============    =============    =============
Diluted income per common share           $         .24    $         .19    $         .70    $         .56
                                          =============    =============    =============    =============


     See accompanying notes to condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                          THREE-MONTHS     THREE-MONTHS      NINE-MONTHS      NINE-MONTHS
                                              ENDED            ENDED            ENDED            ENDED
                                          SEPT 30, 2002    SEPT 30, 2001    SEPT 30, 2002    SEPT 30, 2001
                                              TOTAL            TOTAL            TOTAL            TOTAL
                                          SHAREHOLDERS'    SHAREHOLDERS'    SHAREHOLDERS'    SHAREHOLDERS'
                                             EQUITY           EQUITY            EQUITY          EQUITY
                                          -------------    -------------    -------------    -------------
                                                               (DOLLARS IN THOUSANDS)
BALANCE AT BEGINNING OF PERIOD:           $      21,002    $      19,306         $20,015     $      18,560

Comprehensive income:
     Net income                                     420              321            1,199              945

     Net change in net unrealized
       appreciation (depreciation) on
       securities available for sale, net
       of reclassification adjustments
       and tax effects                              438              208              635              321
                                          -------------    -------------    -------------    -------------

              Total comprehensive income            858              529            1,834            1,266

Proceeds from the exercise of
     stock options                                   --               --               11               --

Purchase of 13,823 shares of treasury
  stock for the three-months ended
  September 30, 2001 and purchase of
  16,723 shares of treasury stock for
  the nine-months ended
  September 30, 2001                                 --             (189)              --             (222)

Sale of 13,823 shares of treasury stock
  for the three-months ended September
  30, 2001 and the sale of 16,723 shares
  of treasury stock for the nine-months
  ended September 30, 2001                           --              180               --              222
                                          -------------    -------------    -------------    -------------

BALANCE AT END OF PERIOD:                 $      21,860    $      19,826    $      21,860    $      19,826
                                          =============    =============    =============    =============




     See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                           NINE-MONTHS        NINE-MONTHS
                                              ENDED               ENDED
                                       SEPTEMBER 30, 2002  SEPTEMBER 30, 2001
                                               (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                           $       1,199       $         945
     Adjustments to reconcile net
       income to net cash from
       operating activities
              Depreciation                          156                 211
              Provision for loan loss               396                 358
              Net amortization on
                securities available
                for sale                            140                  90
              Gain on sales and calls
                of securities available
                for sale, net                      (140)               (150)
              Net change in
                Accrued interest receivable         (49)                 70
                Other assets                       (140)                (23)
                Accrued interest payable             53                  36
                Other liabilities                    63                 (93)
                                          -------------       -------------
                   Net cash from
                     operating activities         1,678               1,444
                                          -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of securities available
       for sale                                 (23,176)            (21,493)
     Proceeds from sales of securities
       available for sale                         6,102              14,736
     Proceeds from maturities and calls
       of securities available for sale          15,957               5,000
     Purchase of FHLBI stock                       (275)               (250)
     Net change in loans receivable             (26,242)             (8,299)
     Proceeds from the sale of equipment             --                   6
     Purchase of premises and
       equipment, net                              (151)               (121)
                                          -------------       -------------
                   Net cash from
                     investing activities       (27,785)            (10,421)
                                          -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                      19,985              28,651
     Net change in federal funds purchased           --                  --
     Net change in securities sold
       under agreements to repurchase             2,002               1,733
     Proceeds from FHLBI advances                10,000               5,000
     Repayment of FHLBI advances                  2,500)             (2,000)
     Proceeds from the sale of
       treasury stock                                --                 222
     Purchase of treasury stock                      --                (222)
     Proceeds from issuance of
       common stock, net                             11                  --
                                          -------------       -------------
                   Net cash from
                     financing activities        29,498              33,384
                                          -------------       -------------

Net change in cash and cash equivalents           3,391              24,407
Cash and cash equivalents at beginning
     of period                                   20,021              19,543
                                          -------------       -------------
CASH AND CASH EQUIVALENTS AT END
     OF PERIOD                            $      23,412       $      43,950
                                          =============       =============
Supplemental disclosures of cash flow information
     Cash paid during the period for
              Interest                    $       3,604       $       5,217
              Income taxes                          811                 281


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

     Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

     o The strength of the United States economy in general and the strength of the local economies in which we conduct our operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.
     o The economic impact of the terrorist attacks that occurred on September 11th, as well as any future threats and attacks, and the response of the United States to any such threats and attacks.
     o The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters.
     o The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Board of Governors of the Federal Reserve System.
     o Our ability to compete with other financial institutions as effectively as we currently intend due to increases in competitive pressures in the financial services sector.
     o    Our inability to obtain new clients and to retain existing clients.
     o The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.
     o Technological changes implemented by us and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to us and our clients.
     o Our ability to develop and maintain secure and reliable electronic systems.
     o Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.
     o Consumer spending and saving habits which may change in a manner that affects our business adversely.

     o Business combinations and the integration of acquired businesses that may be more difficult or expensive than expected.
     o    The costs, effects and outcomes of existing or future litigation.
     o Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.
     o Our ability to manage the risks associated with the foregoing as well as anticipated.

          These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business including other factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.

OVERVIEW

          St. Joseph was formed in February 1996 for the purpose of organizing the Bank. The Bank opened in February 1997 with $10.0 million in assets and grew to $246.2 million as of September 30, 2002. We expect continued opportunities for growth, even though the rate of growth will probably be slower than we have experienced to date.

          The following discussion provides additional information regarding our operations for the three-months and nine month periods ended September 30, 2002 and 2001 and financial condition as of September 30, 2002 and December 31, 2001. This discussion should be read in conjunction with our consolidated financial statements and the accompanying notes thereto and other information in our 2001 10-KSB.

FINANCIAL CONDITION

          During the nine-months ended September 30, 2002, assets increased from $214.8 million on December 31, 2001, to $246.2 million on September 30, 2002. This represents a total increase in assets of $31.4 million, or 14.6%. The asset growth was comprised primarily of a $3.4 million increase in cash and cash equivalents, $2.1 million increase in securities available for sale and a $25.8 million increase in net loans. The increase in cash and cash equivalents, securities available for sale and net loans was primarily funded by $20.0 million growth in deposits, a $2.0 million increase in securities sold under agreement to repurchase and a $7.5 million net increase in FHLBI advances.

          Cash and cash equivalents increased by $3.4 million to $23.4 million at September 30, 2002 up from $20.0 million at December 31, 2001. This increase was primarily the result of the increase in cash and due from banks. Cash and due from banks represented cash maintained at correspondent banks on deposit in the form of demand deposits as well as cash maintained at the Federal Reserve Bank of Chicago. The increase is a result of the fluctuations in the size of the cash letter that occur during the normal course of growing our business.

          Securities available for sale totaled $47.3 million at September 30, 2002, which represented an increase of $2.1 million up from $45.2 million at December 31, 2001. The increase was the result of the investment of excess funds generated from new deposits into available for sale securities rather than lower-yielding overnight federal funds or interest-bearing accounts with other banks. During the nine-months ended September 30, 2002, we had $15.9 million in securities that matured or were called and $6.1 million in securities that were sold. The majority of the proceeds of the sold and matured securities were used to fund the 17.9% increase in net loans.

          Loans receivable net of allowance was $170.5 million at September 30, 2002 reflecting a 17.9% increase up from $144.7 million at December 31, 2001. Commercial loans increased by $11.7 million during the nine month period ended September 30, 2002 and totaled $125.9 million, or 66.4% of the total loan portfolio. The continued significant concentration of the loan portfolio in commercial loans and the rapid growth of this position of our lending business is consistent with our stated strategy of focusing on small to mid size businesses or what is commonly known as "wholesale banking". Our commercial lending business generates the greatest amount of local deposits, and a major source of our demand deposits.

          Residential mortgage and consumer loans also increased by $10.0 million and $4.2 million, respectively, during the nine-month period ended September 30, 2002. As of September 30, 2002, these loan types totaled a combined $63.7 million, or 33.6% of the total loan portfolio. Although residential mortgage loan and consumer loan portfolios are expected to increase in future periods, given our stated strategy, the commercial sector of the lending efforts and resultant assets are expected to remain the dominant loan portfolio category.

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

     There has been continued evidence of a slow economic recovery during the first nine-months of 2002 compared to what was previously expected and has been a factor in keeping market interest rates at low levels. During this period we continued to grow our loan portfolio and have maintained our interest rate spread, while experiencing no significant change in asset quality or in non-performing loan totals. However, a slow economic recovery could result in some increase in problem assets, which could possibly result in losses on loans.

     Along with many other financial institutions, we share a concern about the magnitude of the economic recovery in 2002. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require increases in the provision for loan losses.

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

     While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that might occur.

     Deposits increased $20.0 million during the nine-month period ended September 30, 2002, totaling $173.3 million at September 30, 2002 up from $153.3 million at December 31, 2001. Certificates of deposit, comprising 28.5% of total deposits, increased $11.0 million during the nine month period ended September 30, 2002. Savings, NOW and money market accounts, comprising 54.2% of total deposits, increased $8.6 million during the nine-month period ended September 30, 2002. Noninterest-bearing demand deposits increased only modestly during the nine-month period ended September 30, 2002 and comprised 17.3% of total deposits. The increase in each of these categories was a result of increasing the our market share as well as increasing balances from existing clients due in part to the decline in the equity markets.

     Federal Home Loan Bank of Indianapolis ("FHLBI") advances increased by $7.5 million to $38.1 million as of September 30, 2002 up from $30.6 million at December 31, 2001. We use FHLBI advances primarily to assist in the overall asset and liability management of the bank and for general liquidity purposes. By taking longer term advances from the FHLBI we partially hedge against the possible effects of potential future increases in deposit rates. As of September 30, 2002, the bank held $1.9 million of FHLBI stock.


LIQUIDITY


     Liquidity is measured by our ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans and securities and net profits. These monies are used to fund loan requests, meet deposit withdrawals, maintain reserve requirements, and support our operations. Liquidity is primarily achieved through the growth of deposits (both local and out-of-area) and by maintaining liquid assets such as securities available for sale, matured securities, and federal funds sold. Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that it mitigates interest rate risk and assists in achieving an acceptable level of profitability. An important part of the overall asset and liability management process is providing adequate liquidity.


     Our liquidity strategy is to fund loan growth with deposits, repurchase agreements, FHLBI advances and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from depositors located in the market area have consistently increased, the growth has not been sufficient at times to meet the substantial loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds, we have obtained certificates of deposit from customers outside of the market area and placed by deposit brokers for a fee, as well as certificates of deposit obtained from the deposit owners directly. As of September 30, 2002, brokered deposits totaled $11.0 million, or 5.9% of combined deposits and repurchase agreements, compared to $3.0 million, or 1.8% of combined deposits and repurchase agreements, as of December 31, 2001. The acceptance of brokered deposits is expected to be an ongoing activity due to our planned future growth.

     Our bank has the ability to borrow money on a daily basis through correspondent banks via established federal funds purchased lines; however, this is viewed as only a secondary and temporary source of funds and our bank was generally in a federal fund sold position during the first nine-months of 2002. The average balance of federal funds sold during the nine-months ended September 30, 2002 equaled $3.2 million, compared to a $2.0 million average federal funds purchased position.

     As a member of the FHLBI, our bank has access to the FHLBI's borrowing programs. Based on ownership of FHLBI stock and available collateral at September 30, 2002, our bank could borrow up to approximately $42.8 million. As of September 30, 2002 we have $38.1 million outstanding in FHLBI advances. The availability will continue to increase as the loan and the investment portfolios grow in the future. The FHLBI announced a new borrowing program that allows its members to pledge commercial real estate loans for advances. Subject to meeting certain financial condition and capital requirements, members will be permitted to borrow against eligible commercial real estate loans.

     In addition to typical loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of September 30, 2002, our bank had a total of $65.3 million in unfunded loan commitments and $2.9 million in unfunded standby letters of credit. We monitor fluctuations in loan balances and commitment levels, and include such data in managing overall liquidity.

CAPITAL RESOURCES

     Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth. Shareholders' equity increased by $1.8 million during the first nine-months of 2002, up from $20.0 million on December 31, 2001, to $21.8 million at September 30, 2002. The increase is attributable to net income of $1.2 million recorded during the first nine-months of 2002. Shareholders' equity was positively impacted during the first nine-months of 2002 by a $0.6 million mark-to-market adjustment for available for sale securities as defined in SFAS No. 115. The adjustment was primarily due to a decrease in the interest rate environment during the first nine-months of 2002.

     We are subject to regulatory capital requirements primarily administered by federal banking regulatory agencies. Failure to meet the various capital requirements can cause regulatory action that could have a direct material effect on the financial statements. Since our bank commenced operations, both the company and our bank have been categorized as "Well Capitalized," the highest classification contained within the banking regulations.

     The components of total risk-based capital are Tier 1 capital and Tier 2 capital. Tier 1 capital is total shareholders' equity less intangible assets. Tier 2 capital is Tier 1 capital plus a portion of the allowance for loan losses. The allowance for loan losses is includable in Tier 2 capital up to a maximum of 1.25% of risk-weighted assets. The net unrealized appreciation (depreciation) on securities available for sale, net of tax, is not considered in meeting regulatory capital requirements. The following table provides the minimum regulatory capital requirements and the actual capital ratios at September 30, 2002:

                                      Minimum Required
                                     -----------------   Minimum Required To Be
                                        For Capital      Well Capitalized Under      Corporation's
                                     -----------------   Prompt Correction Action       Capital        Bank Capital
     September 30, 2002              Adequacy Purposes         Regulations               Ratio             Ratio
----------------------------------   -----------------   ------------------------    -------------     ------------
Ratio of Total Capital to Risk
   Weighted Assets                           8.0%                 10.0%                   12.9%            12.6%
Ratio of Tier 1 Capital to Risk
   Weighted Assets                           4.0%                  6.0%                   11.6%            11.4%
Ratio of Tier 1 Capital to
   Average Assets                            4.0%                  5.0%                    8.3%             8.1%


     The Bank and the Corporation exceeded the applicable minimum regulatory capital requirements at September 30, 2002 and was considered well capitalized.

     Our ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We have not paid cash dividends on our common stock since our formation in 1996.

RESULTS OF OPERATIONS

     Net income for the nine-month period ended September 30, 2002 was $1.2 million as compared to a $.9 million for the same period in 2001 for an increase of $.3 million or 26.9%. Income per common share for the first nine-months of 2002 increased to $.71 basic and $.70 diluted up from a basic and diluted income per common share of $.56 for the first nine-months of 2001. Net income for the three-month period ended September 30, 2002 was $.4 million as compared to $.3 million for the same period in 2001 for an increase of $.1 million or 30.8%. Income per common share for the three-month period ended September 30, 2002 increased to $.25 basic and $.24 diluted up from a basic and diluted income per common share of $.19 for the three-months ended September 30, 2001. The improvement in net income was primarily the result of an increase in net interest income, higher noninterest income and greater operational efficiencies.

     Interest income decreased by $.5 million, up from $9.5 million for the nine month period ended September 30, 2001 to $9.0 million for the nine month period ended September 30, 2002 and for the three-months ended September 30, 2001 and 2002, interest income remained relatively stable at $3.1 million. The 6.1% decline in interest income for the nine-months ended September 30, 2002 and no significant change in interest income for the three-months ended September 30, 2002 was attributable to a decline in asset yields despite an increase in average outstanding balances in interest earning assets, principally loans receivable. During the first nine-months 2002 earning assets averaged $210.3 million, a level significantly higher than the average earnings assets of $175.1 million during the same period in 2001. During the three-months period ended September 30, 2002, average earnings assets were $229.3 million, also a level significantly higher than the average earning assets of $187.7 million during the same period in 2001. During the first nine-months of 2002 and 2001, earning assets had an average rate of 5.62% and 7.22%, respectively, and for the three-months ended September 30, 2002 and 2001, earning assets had an average rate of 5.36% and 6.66%, respectively. The decrease in average yield was primarily due to the overall decline in market interest rates.

     Interest expense decreased by $1.6 million, up from $5.3 million for the nine month period ended September 30, 2001 to $3.7 million for the nine month period ended September 30, 2002 and for the three-months ended September 30, 2001 and 2002, interest expense decreased by $0.4 million, up from $1.7 million to $1.3 million, respectively. The 30.4% and 20.4% decline in interest expense for the nine-months ended and the three-months ended September 30, 2002 and 2001 was primarily attributable to the decline in the cost of interest-bearing liabilities despite the significant growth in interest-bearing liabilities. During the first nine-months of 2002 interest-bearing liabilities averaged $183.0 million, a level significantly higher than the average interest-bearing liabilities of $151.5 million during the same period in 2001. During the three-months period ended September 30, 2002, average interest-bearing liabilities were $201.9 million, also a level significantly higher than the average interest-bearing liabilities of $163.7 million during the same period in 2001. During the first nine-months of 2002 and 2001, interest-bearing liabilities had an average rate of 2.67% and 4.64%, respectively, and for the three-months ended September 30, 2002 and 2001, interest-bearing liabilities had an average rate of 2.63% and 4.06%, respectively. The decrease in average cost was primarily due to the overall decline in market interest rates.

     Net interest income during the first nine-months of 2002 was $5.3 million, an increase of $1.0 million or 23.5% over the $4.3 million earned during the same period of 2001. During the three-months ended September 30, 2002, net interest income was $1.8 million, an increase of $.3 million or 19.7% over the $1.5 million earned during the same period of 2001. The increase in net interest income was due to the growth in earning assets and the stability of the net interest margin. The net interest margin increased from 3.32% during the first nine-months of 2001 to 3.42% during the first nine-months of 2002. The net interest margin decreased from 3.25% during the three-months ended September 30, 2001, to 3.19% during the three-month period ended September 30, 2002. The improvement in the margin during the nine-months ended September 30, 2002 reflected the overall positive impact that declining interest rates had on net interest income as predicted in the monthly simulation performed in September 2001 for the twelve-month period. The reduction in the margin during the three-months ended September 30, 2002 was primarily attributable to the strategic decision to lock in longer term fixed rate bullet advances from the Federal Home Loan Bank at historical low rates as well as a substantially greater liquidity position compared to the previous year.

     The provision for loan losses is established based on factors such as the local and national economy and the risk associated with the loans in the portfolio. The provision for loan losses was $.4 million for the nine-month period ended September 30, 2002 compared to $.3 million in the same period in 2001. For the three-months ended September 30, 2002, the provision for loan losses was $.1 million compared to $.1 million in the same period of 2001. At September 30, 2002, the allowance for loan losses was $2.7 million or 1.54% of total loans receivable compared to $2.1 million or 1.58% at September 30, 2001. The decrease in the percentage of allowance for loan losses to total loans receivable between periods is a result of the growth of the loan portfolio and management's risk assessment. The risk assessment is based on numerous statistical factors including the specific asset class of each loan (i.e. commercial, residential or consumer), the internal risk rating of each loan, specific industry concentrations, an assessment for large dollar and unsecured loans and specific reserves for watch list credits.

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

     The Reserve Analysis, used since the inception of our bank and completed quarterly, applies reserve allocation factors to outstanding loan balances to calculate an overall allowance dollar amount. For commercial loans, which continue to comprise a majority of our total loans, reserve allocation factors are based upon the loan ratings as determined by our comprehensive loan rating paradigm that is administered by our loan review personnel. For retail loans, reserve allocation factors are based upon the type of credit. The Reserve Analysis is reviewed regularly by management and the Board of Directors and is adjusted periodically based upon identifiable trends and experience.

     We have not experienced any charge-offs from loans receivable since inception. Accordingly, in estimating the risk of loss in our loan portfolio we considered the level of charge-offs on loans experienced by peer financial institutions having a loan portfolio mix and risk characteristics similar to our loan portfolio mix and risk characteristics. Management allocated approximately 68% of the allowance for loan losses to commercial loans, 13% to residential real estate mortgage loans and 5% to installment loans at September 30, 2002, leaving 14% unallocated. There were no non-performing loans at September 30, 2002. Management believes the allowance for loan losses at September 30, 2002 was adequate to absorb existing losses in the loan portfolio.

     Noninterest income, excluding the net gains on sales of securities increased by $83,000 up from $246,000 for the nine-month period ended September 30, 2001 to $329,000 for the nine-month period ended September 30, 2002. For the three-month period ended September 30, 2002, noninterest income, excluding the net gains on sales of securities increased by $13,000, up from $93,000 for 2001 to $106,000 in 2002. The increases in noninterest income, excluding the net gains on sales of securities, in both periods was primarily due to increases in depository account service fees resulting from adding additional relationship based depository clients.

     As part of asset liability management, during the nine-month period ended September 30, 2002 net gains on the sale of securities decreased $10,000, to $140,000 up from $150,000, during the same period in 2001. There were no gains on the sale of securities during the three-month period ended September 30, 2002 while gains on the sale of securities totaled $72,000 for the three-month period ended September 30, 2001.

     Noninterest expense during the first nine-months of 2002 was $3.5 million, an increase of 22.8% over the $2.8 million expensed during the same period of 2001. For the three-months ended September 30, 2002, noninterest expense was $1.1 million, an increase of 9.5% over the $1.0 million expensed during the same period of 2001. The increase in noninterest expense was primarily attributable to employee salaries and benefits. The increase in employee salaries and benefits was a result of hiring additional staff and merit and cost of living raises. The level of full time equivalent employees increased from 40 at September 30, 2001 to 48 at September 30, 2002. General overhead expenses have also increased, reflecting the additional expenses required to service our clients in the manner that distinguishes us from the competition. Occupancy expense decreased for both periods reflecting the efficiencies of operating the bank out of a single location as well as the reduction in depreciation expense as certain fixed assets have become fully depreciated.

     Income tax expense was $693,000 during the first nine-months of 2002 compared to $550,000 during the same period of 2001. The effective tax rates were 36.6% and 36.8% for the nine-month period ended September 30, 2002 and 2001. Income tax was $260,000 during the three-months period ended September 30, 2002 compared to $164,000 during the same period of 2001. The effective tax rates were 38.2% and 33.8% for the three-month period ended September 30, 2002 and 2001.

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


     We conducted multiple simulations as of September 30, 2002, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred. Results of the simulation suggest that we could expect net interest income to decrease by approximately $.3 million, if interest rates gradually decline by 100 basis points over the next twelve months, and to increase approximately $.1 million, if interest rates gradually increase 100 basis points over the next twelve months, from forecast levels of net interest income absent any changes in rates. These variances in net interest income were within our policy parameters established to manage interest rate risk. Other simulations are run quarterly looking at changes to interest income given 200 and 300 basis point changes in interest rates.

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

     Results of the economic value of equity analysis done as of September 30, 2002, suggest that we could expect the value of our equity to increase 2.73% and 4.63%, if there was an immediate interest rate shift upward of 100 and 200 basis points and to decrease 3.47% and 4.58%, if there was an immediate interest rate shift downward of 100 and 200 basis points. Management believes the different scenarios indicate that the bank has a relatively low overall interest rate risk.

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

                                     ST. JOSEPH CAPITAL CORPORATION
                                     (Registrant)


Date:  November 12, 2002             /s/ John W. Rosenthal
                                     ------------------------------------------
                                     John W. Rosenthal
                                     President

Date:  November 12, 2002             /s/ Edward R. Pooley
                                     ------------------------------------------
                                     Edward R. Pooley
                                     Principal Financial Officer