Form 10KSB
period 2002-12-31
ST JOSEPH CAPITAL CORP
filed 2003-03-26
CIK 1015856

                                  UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002
                                    -----------------

[ ]  Transition report under Section 13 or 15(d) of the Securities Exchange Act
     of 1934 For the transition period from                 to
                                            ----------------   ----------------

Commission file number   333-06581
                       -----------

                         ST. JOSEPH CAPITAL CORPORATION
                 ----------------------------------------------
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

                                 (574) 273-9700
                     --------------------------------------
                (Issuer's Telephone Number, Including Area Code)

      Securities registered under Section 12(b) of the Exchange Act: None.

Securities
registered under Section 12(g) of the Exchange Act: Common Stock, par value
$0.01

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [x] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         The Issuer's revenues for its most recent fiscal year were $
13,030,000.

         The aggregate market value of the voting stock held by non-affiliates of the Issuer as of February 28, 2003 was approximately $31,902,995. As of said date, the Issuer had 1,679,105 shares of Common Stock issued and outstanding.

                      Documents incorporated by reference:
    Part III of Form 10-KSB - Portions of the Proxy Statement for the annual meeting of stockholders to be held May 22, 2003.
   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ x ]

                         ST. JOSEPH CAPITAL CORPORATION
                        2002 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS


                                     PART I

ITEM                                                                      PAGE
----                                                                      ----
1.  Description of Business.                                                 1
2.  Description of Property.                                                22
3.  Legal Proceedings.                                                      23
4.  Submission of Matters to a Vote of Security Holders.                    23

                                     PART II

5.  Market for Common Equity and Related Stockholder Matters.               23
6.  Management's Discussion and Analysis or Plan of Operation.              24
7.  Financial Statements.                                                   33
8.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure.                                    33

                                    PART III

9.  Directors, Executive Officers, Promoters and Control Persons,
    Compliance With Section 16(a) of the Exchange Act.                      33
10. Executive Compensation.                                                 33
11. Security Ownership of Certain Beneficial Owners and Management.         33
12. Certain Relationships and Related Transactions.                         34
13. Exhibits and Reports on Form 8-K.                                       34
14. Controls and Procedures                                                 35

    Signatures                                                              37

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         St. Joseph Capital Corporation (the "Company") is a bank holding company that owns St. Joseph Capital Bank (the "Bank"), a full-service commercial banking institution located in Mishawaka, Indiana. The Bank provides a broad range of banking products and services, including credit, cash management and deposits to its targeted client base of executive and professionals and small to medium-sized businesses. Our market area encompasses a substantial portion of the Indiana communities of Mishawaka, South Bend, Notre Dame, Granger, Osceola and Elkhart, as well as certain Michigan communities, including Niles, Edwardsburg and Cassopolis. Due to the overlap of this metropolitan area over state lines, this region is often referred to as "Michiana." At December 31, 2002, we had total assets of $253.8 million, loans of $189.1 million and deposits of $177.7 million.

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

         Our rapid growth, coupled with our desire to increase our market share, led us to increase the capital in 1999 to support additional growth, which we have realized. This growth, as well as continued growth, will eventually allow us to take advantage of the operating leverage available to larger financial institutions.

         A hallmark of our operations has been our commitment to operate out of a single location as a way of keeping tight control on our fixed overhead expenses. The delivery of our banking services is accomplished through our headquarters facility, a courier service program, our ATM/debit card product, our postage paid bank-by-mail program, telephone banking and computer banking. The diversity of our delivery systems enables our clients to choose the method of banking which is most convenient for them. While no plans currently exist, we may also expand our product offerings, move into new markets or make strategic acquisitions of other financial institutions in the future. We intend to continue to pursue an aggressive growth strategy focused on the addition of experienced banking personnel in the Michiana area, while also maintaining strong asset quality and enhancing our profitability.

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

         We currently maintain our office at 3820 Edison Lakes Parkway, Mishawaka, Indiana, 46545. Our telephone number is (574) 273-9700.

BUSINESS STRATEGY

         We expect to establish and maintain a high standard of quality in each service we provide, and our employees are expected to emphasize service in their dealings with clients. We believe that the use of technology will permit each employee to devote more time and attention to personal service, respond more quickly to a client's requests and deliver services in the most timely manner possible.

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

         Our legal lending limit is approximately $3,500,000. The Board of Directors, however, has established an "in-house" limit of up to $2,500,000 depending on the credit quality of the client. The Board may from time to time raise or lower the "in-house" limit, as it deems appropriate to comply with safe and sound banking practices and in response to overall economic conditions.

         As part of the loan monitoring activities at the Bank, the officers' loan committee meets weekly to review loan portfolio dynamics. Loan review officers present detailed reports on the loan portfolio to the Board during their meetings. Management has attempted to identify problem loans at an early stage and to aggressively seek a resolution of these situations.

         COMMERCIAL LOANS. We are an active commercial lender in the Michiana area. Our areas of emphasis include, but are not limited to, loans to manufacturers, building contractors, developers and business services companies. We also provide a wide range of operating loans, including lines of credit for working capital and operational purposes, as well as term loans for the acquisition of equipment and other purposes. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. In addition, the Bank has taken personal guarantees to help assure payment when appropriate. Terms of commercial business loans generally range from one to five years. A portion of our commercial business loans have floating interest rates or re-price within one year. We also make commercial real estate loans, which are generally secured by the underlying real estate and improvements. However, we may also require additional assets of the borrower as collateral.

         RESIDENTIAL REAL ESTATE MORTGAGE LOANS. The main focus of our lending activity continues to be on the commercial side and we have viewed residential mortgages primarily as a way to attract and service targeted clients. We currently offer a variety of adjustable rate products. Additional mortgage products may be introduced, as management deems necessary. The growth in the residential loan portfolio has been a result of refinancing activities and acquisition and construction of existing or new homes. The Bank has retained substantially all real estate loans in its portfolio.

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

         Memorial Hospital and St. Joseph Regional Medical Center are the two largest health care providers in the Michiana area. Bosch Braking Systems Corp., Honeywell and AM General Corp. are three of the region's largest manufacturers, and the area is also home to a number of smaller manufacturing, retail and service businesses. Many major manufacturing companies are also located in adjacent Elkhart County, including Coachmen Industries, CTS Corporation and Skyline Corporation. We believe this diverse commercial base provides significant potential for business banking services, together with personal banking services for owners and employees of these entities.

EMPLOYEES

         We have 49 full-time equivalent employees. None of our employees are covered by a collective bargaining agreement with the Company or the Bank. We consider our employee relations to be excellent.

INTERNET WEBSITE

         We maintain an Internet site at www.sjbc.com. On this site, we make available free of charge our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

SUPERVISION AND REGULATION

GENERAL

         Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Indiana Department of Financial Institutions (the "DFI"), the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Federal Deposit Insurance Corporation (the "FDIC"). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the "SEC") and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

         Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiary and is intended primarily for the protection of the FDIC insured deposits and depositors of the Bank, rather than shareholders.

         The following is a summary of the material elements of the regulatory framework that applies to the Company and its subsidiary. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. As such, the following is qualified in its entirety by reference to applicable law. Any change in statutes, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiary.

         THE COMPANY

         GENERAL. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and its subsidiary as the Federal Reserve may require. The Company is also subject to regulation by the DFI under Indiana law.

         ACQUISITIONS, ACTIVITIES AND CHANGE IN CONTROL. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

         The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." This authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

         Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. As of the date of this filing, the Company has neither applied for nor received approval to operate as a financial holding company.

         Federal law also prohibits any person or company from acquiring "control" of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. "Control" is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances at 10% ownership.

         CAPITAL REQUIREMENTS. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

         The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

         The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2002, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements.

         DIVIDEND PAYMENTS. The Company's ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation law (the "DGCL"), which allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

         FEDERAL SECURITIES REGULATION. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.


         THE BANK

         GENERAL. The Bank is an Indiana-chartered bank, the deposit accounts of which are insured by the FDIC's Bank Insurance Fund ("BIF"). As an Indiana-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFI, the chartering authority for Indiana banks, and the FDIC, designated by federal law as the primary federal regulator of state-chartered, FDIC-insured banks that, like the Bank, are not members of the Federal Reserve System.

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

         During the year ended December 31, 2002, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2003, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

         FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2002, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

         SUPERVISORY ASSESSMENTS. All Indiana banks are required to pay supervisory assessments to the DFI to fund the operations of the DFI. This assessment is calculated on the basis of an institution's total assets. During the year ended December 31, 2002, the Bank paid supervisory assessments to the DFI totaling $17,637.

         CAPITAL REQUIREMENTS. Banks are generally required to maintain capital levels in excess of other businesses. The FDIC has established the following minimum capital standards for state-chartered FDIC-insured non-member banks, such as the Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For purposes of these capital standards, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

         The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, regulations of the FDIC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

         Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is "well-capitalized" may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company's eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be "well capitalized." Under the regulations of the FDIC, in order to be "well-capitalized" a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

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

         As of December 31, 2002: (i) the Bank was not subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under FDIC capital adequacy guidelines; and (iii) the Bank was "well-capitalized," as defined by FDIC regulations.

         DIVIDEND PAYMENTS. The primary source of funds for the Company is dividends from the Bank. Indiana law prohibits the Bank from paying dividends in an amount greater than its undivided profits. The Bank is required to obtain the approval of the DFI for the payment of any dividend if the total of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the Bank's retained net income for the year to date combined with its retained net income for the previous two years. Indiana law defines "retained net income" to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period.

         The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2002. As of December 31, 2002, approximately $3,626,000 was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

         INSIDER TRANSACTIONS. The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company, on investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company, to principal shareholders of the Company and to "related interests" of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank or a principal shareholder of the Company may obtain credit from banks with which the Bank maintains correspondent relationships.

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

         State and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed only if specifically authorized by state law. Indiana law permits interstate mergers subject to certain conditions, including a condition requiring an Indiana bank involved in an interstate merger to have been in existence and continuous operation for more than five years. Additionally, Indiana law allows out-of-state banks to acquire individual branch offices in Indiana and to establish new branches in Indiana subject to certain conditions, including a requirement that the laws of the state in which the out-of-state bank is headquartered grant Indiana banks authority to acquire and establish branches in that state.

         STATE BANK INVESTMENTS AND ACTIVITIES. The Bank generally is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Indiana law. However, under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

         FEDERAL RESERVE SYSTEM. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $42.1 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $42.1 million, the reserve requirement is $1.083 million plus 10% of the aggregate amount of total transaction accounts in excess of $42.1 million. The first $6.0 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

SELECTED CONSOLIDATED FINANCIAL DATA


The following selected consolidated financial data of St. Joseph Capital Corporation and bank is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes thereto, which are attached to this filing as exhibit 99.1.


                                                                                     At December 31
                                                                                     (In thousands)
SUMMARY OF FINANCIAL CONDITION:                                   2002        2001        2000        1999        1998
                                                                --------    --------    --------    --------    --------
Total assets                                                    $253,840    $214,804    $177,071    $130,932    $ 96,604
Total cash and cash equivalents                                   20,937      20,021      19,543      13,266      15,719
Securities available for sale                                     38,580      45,172      23,172      29,676      31,066
Loans receivable, net of allowance for
  loan losses                                                    189,094     144,688     129,841      85,054      48,011
Total deposits                                                   177,674     153,308     122,432      98,241      76,390
FHLB advances                                                     43,070      30,570      27,570       7,500       2,000
Total shareholders' equity                                        22,141      20,015      18,561      16,799      11,611
Average shareholders' equity                                      21,145      19,545      17,480      13,345      11,296
Average total assets                                             231,500     191,590     147,817     108,773      71,232

                                                                                 Years Ended December 31,
                                                                                      (In thousands)
SUMMARY OF OPERATING RESULTS:                                     2002        2001        2000        1999        1998
                                                                --------    --------    --------    --------    --------
Total interest income                                           $ 12,164    $ 12,414    $ 11,072    $  7,370    $  4,790
Total interest expense                                             4,912       6,600       6,290       3,847       2,699
                                                                --------    --------    --------    --------    --------
     Net interest income                                           7,252       5,814       4,782       3,523       2,091
Provision for loan losses                                            716         422         582         518         392
Total noninterest income                                             866         668         205          98         158
Total noninterest expense                                          4,746       4,067       3,170       2,592       2,086
                                                                --------    --------    --------    --------    --------
Income (loss) before income taxes                                  2,656       1,993       1,235         511        (229)
Income tax expense                                                   973         718         213        --          --
                                                                --------    --------    --------    --------    --------
     Net income (loss)                                          $  1,683    $  1,275    $  1,022    $    511    $   (229)
                                                                ========    ========    ========    ========    ========
SUPPLEMENTAL DATA:
Return on average total assets                                       .73%        .67%        .69%        .47%       (.32)%
Return on average shareholders' equity                              7.96        6.52        5.85        3.83       (2.03)
Net interest rate spread (1)                                        3.02        2.60        2.49        2.68        2.09
Net yield on average interest-earning assets (2)                    3.35        3.23        3.43        3.46        3.15
Net interest income to noninterest expenses                       152.80      142.99      150.85      135.92      100.24
Average shareholders' equity to average
  total assets                                                      9.13       10.20       11.83       12.27       15.86
Average interest-earning assets to average
  interest-bearing liabilities                                    115.04      117.03      120.11      120.30      126.52
Nonperforming assets to total assets                                --          --          --          --          --
Nonperforming loans to total loans
  Receivable                                                        --          --          --          --          --
Allowance for loan losses to total loans
   receivable                                                       1.56        1.55        1.41        1.47        1.54
Allowance for loan losses to non-performing
  loans receivable                                                  --          --          --          --          --
Basic income (loss) per common share                            $   1.00    $    .76    $    .61    $    .37    $   (.18)
Diluted income (loss) per common share                               .98    $    .75    $    .60    $    .36    $   (.18)
Dividends declared per common share                                 --      $   --      $   --      $   --      $   --
Book value per common share                                        13.19    $  11.93    $  11.08    $  10.03    $   9.08
Number of offices                                                      1           1           1           1           1
                                                                --------    --------    --------    --------    --------

(1) Interest rate spread is calculated by subtracting average interest rate cost from average interest rate earned.

(2) Net interest income divided by average interest-earning assets.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL.

         The following are the average balance sheets for the years ending December 31:


                                                              2002
                                           ------------------------------------------
                                             Average                         Average
                                             Balance         Interest          Rate
                                           -----------     -----------       -------
                                                     (Dollars in thousands)
ASSETS
Interest-earning assets
  Federal funds sold                       $     3,348     $        55        1.64%
  Interest-earning deposits in other
    financial institutions                       5,606             103        1.84
  Securities available for sale(1)              40,490           1,665        4.11
  FHLB stock                                     1,821             110        6.04
  Loans receivable(2)                          164,943          10,231        6.20
                                           -----------     -----------
   Total interest-earning assets(1)            216,208          12,164        5.63%

Noninterest-earning assets
  Cash and due from banks                       14,664
  Allowance for loan losses                     (2,572)
  Premises and equipment, net                    1,272
  Accrued interest receivable and
    other assets                                 1,928
                                           -----------

                                           $   231,500
                                           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
  Savings, NOW and money markets           $    93,707     $     1,333        1.42%
  Certificates of deposit                       46,676           1,599        3.43
  Federal funds purchased                        1,656              31        1.87
  Securities sold under agreements
    to repurchase                               10,744             101         .94
  FHLB advances                                 35,163           1,848        5.26
                                           -----------     -----------
   Total interest-bearing liabilities          187,946           4,912        2.61%
                                                           -----------

Noninterest-bearing liabilities
  Demand deposits                               21,762
  Accrued interest payable and
    other liabilities                              647
                                           -----------


Shareholders' equity                            21,145
                                           -----------

                                           $   231,500
                                           ===========

Net interest income/spread                                 $     7,252        3.02%
                                                           ===========

Net interest income as a percent
  of average interest earning assets(1)                                       3.35%
                                                                              ====

----------

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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)


                                                              2001
                                           ------------------------------------------
                                             Average                         Average
                                             Balance         Interest          Rate
                                           -----------     -----------       --------
                                                     (Dollars in thousands)
ASSETS
Interest-earning assets
  Federal funds sold                       $     6,309     $       255           4.04%
  Interest-earning deposits in other
    financial institutions                       4,771             142           2.98
  Securities available for sale(1)              26,155           1,401           5.36
  FHLB stock                                     1,574             117           7.43
  Loans receivable(2)                          141,020          10,499           7.45
                                           -----------     -----------
   Total interest-earning assets(1)            179,829          12,414           6.90%

Noninterest-earning assets
  Cash and due from banks                       10,893
  Allowance for loan losses                     (2,094)
  Premises and equipment, net                    1,359
  Accrued interest receivable and
    other assets                                 1,603
                                           -----------

                                           $   191,590
                                           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
  Savings, NOW and money markets           $    66,338     $     2,258           3.40%
  Certificates of deposit                       47,929           2,354           4.91
  Federal funds purchased                          472              25           5.30
  Securities sold under agreements
    to repurchase                                8,016             222           2.77
  FHLB advances                                 30,910           1,741           5.63
                                           -----------     -----------
   Total interest-bearing liabilities          153,665           6,600           4.30%

Noninterest-bearing liabilities
  Demand deposits                               18,094
  Accrued interest payable and
    other liabilities                              286
                                           -----------
                                               172,045

Shareholders' equity                       $    19,545
                                           -----------

                                           $   191,590
                                           ===========

Net interest income/spread                                 $     5,814           2.60%
                                                           ===========

Net interest income as a percent
  of average interest earning assets(1)                                          3.23%
                                                                             ========

----------

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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)


                                                              2000
                                           ------------------------------------------
                                             Average                         Average
                                             Balance         Interest          Rate
                                           -----------     -----------       --------
                                                     (Dollars in thousands)
ASSETS
Interest-earning assets
  Federal funds sold                       $     3,398     $       212           6.24%
  Interest-bearing deposits in other
    financial institutions                         126               5           3.97
  Securities available for sale(1)              25,287           1,544           6.11
  FHLB stock                                       684              57           8.33
  Loans receivable(2)                          109,457           9,254           8.45
                                           -----------     -----------
   Total interest-earning assets(1)            138,952          11,072           7.93%

Noninterest-earning assets
  Cash and due from banks                        7,712
  Allowance for loan losses                     (1,598)
  Premises and equipment, net                    1,454
  Accrued interest receivable and
    other assets                                 1,297
                                           -----------

                                           $   147,817
                                           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
  Savings, NOW and money markets           $    56,023     $     2,857           5.10%
  Certificates of deposit                       38,759           2,312           5.97
  Federal funds purchased                          626              42           6.71
  Securities sold under agreements
    to repurchase                                6,998             311           4.44
  FHLB advances                                 13,278             768           5.78
                                           -----------     -----------
   Total interest-bearing liabilities          115,684           6,290           5.44%
                                                           -----------

Noninterest-bearing liabilities
  Demand deposits                               14,396
  Accrued interest payable and
    other liabilities                              257
                                           -----------
                                               130,337

Shareholders' equity                            17,480
                                           -----------

                                           $   147,817
                                           ===========

Net interest income/spread                                 $     4,782           2.49%
                                                           ===========

Net interest income as a percent
  of average interest earning assets(1)                                          3.43%
                                                                                 ====

----------

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


                                           Total      Variance Attributable To      Total       Variance Attributable To
                                         Variance     ------------------------     Variance     ------------------------
                                         2002/2001      Volume         Rate        2001/2000      Volume         Rate
                                        ----------    ----------    ----------    ----------    ----------    ----------
                                                                         (In thousands)
INTEREST INCOME
   Federal funds sold                         (200)          (88)         (112)   $       43    $      136    $      (93)
   Interest-bearing deposits in other
     financial institutions                    (39)           22           (61)          137           139            (2)
   Securities available for sale               264           643          (379)         (143)           52          (195)
   FHLB stock                                   (7)           17           (24)           60            67            (7)
   Loans receivable                           (268)        1,631        (1,899)        1,245         2,443        (1,198)
                                        ----------    ----------    ----------    ----------    ----------    ----------
                                              (250)        2,225        (2,475)        1,342         2,837        (1,495)

INTEREST EXPENSE
   Savings, NOW and money markets             (925)          707        (1,632)         (599)          464        (1,063)
   Certificates of deposit                    (755)          (60)         (695)           42           492          (450)
   Federal funds purchased                       6            30           (24)          (17)           (9)           (8)
   Securities sold under agreements
     to repurchase                            (121)           59          (180)          (89)           40          (129)
   FHLB advances                               107           229          (122)          973           994           (21)
                                        ----------    ----------    ----------    ----------    ----------    ----------
                                            (1,688)          965        (2,653)          310         1,981        (1,671)
                                        ----------    ----------    ----------    ----------    ----------    ----------

NET INTEREST INCOME                     $    1,438    $    1,260    $      178    $    1,032    $      856    $      176
                                        ==========    ==========    ==========    ==========    ==========    ==========

INVESTMENT PORTFOLIO

         The carrying value of securities available for sale as of December 31 are summarized as follows:


                                                       2002      2001      2000
                                                     -------   -------   -------
                                                            (In thousands)
U.S. Government and federal agencies                 $26,640   $29,353   $20,280
Obligations of states and
  political subdivisions                               6,592     4,980     2,759
Corporate bonds                                          469     5,135      --
Mortgage backed securities                             4,838     5,661      --
Marketable equity securities                              41        43       133
                                                     -------   -------   -------

                                                     $38,580   $45,172   $23,172
                                                     =======   =======   =======


The maturity distribution and weighted average interest rates of debt securities available for sale at December 31, 2002 are shown in the following table. Securities that are not due at a single maturity date are not shown.



                                                                       Maturing
                        ------------------------------------------------------------------------------------------------------
                                                                (Dollars in thousands)

                                                           After One Year         After Five Years
                                   Within                    But Within              But Within                   After
                                  One Year                   Five Years              Ten Years                  Ten Years
                                  --------                 --------------         ----------------              ---------
                          Amount           Rate      Amount           Rate      Amount         Rate       Amount          Rate
                        ----------         ----    ----------         ----    ----------       ----     ----------        ----
U.S. Government and
  federal agencies          10,119         3.54%       16,521         3.77%         --           --           --           --
Obligations of states
  and political
  subdivisions                --           --           3,119         4.00         3,473         4.39         --           --
Corporate bonds               --           --             247         3.22          --           --            222         2.92
                        ----------                 ----------                 ----------                ----------

                        $   10,119                 $   19,887                 $    3,473                $      222
                        ==========                 ==========                 ==========                ==========

         The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

         Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no securities of any one issuer, which exceeded 10% of the shareholders' equity of the Company at December 31, 2002.

LOAN PORTFOLIO


         TYPES OF LOANS. Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated:


                                 2002         2001         2000         1999        1998
                              ----------   ----------   ----------   ----------   ----------
                                                      (In thousands)
Commercial                       122,280   $   96,953   $   89,721   $   56,591   $   33,202
Residential real estate
  mortgage                        64,674       42,583       34,223       26,571       13,925
Installment loans to
  Individuals                      5,130        7,426        7,749        3,161        1,636
                              ----------   ----------   ----------   ----------   ----------

                              $  192,084   $  146,962   $  131,693   $   86,323   $   48,763
                              ==========   ==========   ==========   ==========   ==========

         CONCENTRATIONS OF CREDIT RISK. The Company grants commercial, residential real estate mortgage and installment loans to individuals mainly in our market area. Commercial loans include loans collateralized by business assets. At December 31, 2002, commercial loans make up approximately 63.6% of the loan portfolio and the loans are expected to be repaid from cash flow from operations of businesses. Commercial loans concentrated in real estate development and investment totaled $11.3 million or 5.9% of total loans at December 31, 2002. Residential real estate mortgage loans make up approximately 33.7% of the loan portfolio and are collateralized by residential real estate. Installment loans to individuals make up approximately 2.7% of the loan portfolio and are primarily collateralized by consumer assets.

         MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES. The following table shows the amounts of commercial loans outstanding as of December 31, 2002, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)


                                                                    2002
                                                                 ----------
                                                               (In thousands)
Maturing
Within one year                                                  $   39,475
After one year but within five years                                 54,639
After five years                                                     28,166
                                                                 ----------

                                                                 $  122,280
                                                                 ==========


                                                     Commercial Loan Interest Sensitivity
                                                     ------------------------------------
                                                                    2002
                                                                 ----------
                                                               (In thousands)

                                                       Fixed      Variable
                                                       Rate         Rate         Total
                                                    ----------   ----------   ----------
Due after one year but within five years            $   36,966   $   17,673   $   54,639
Due after five years                                     9,977       18,189       28,166
                                                    ----------   ----------   ----------

                                                    $   46,943   $   35,862   $   82,805
                                                    ==========   ==========   ==========

RISK ELEMENTS

         NONACCRUAL, PAST DUE, RESTRUCTURED AND IMPAIRED LOANS. The following schedule summarizes nonaccrual, past due, restructured and impaired loans at December 31:


                                                     2002       2001       2000       1999       1998
                                                   --------   --------   --------   --------   --------
                                                                      (In thousands)
Loans accounted for on a nonaccrual
basis                                              $   --     $   --     $   --     $   --     $   --

Accruing loans which are
contractually past due 90 days or
more as to interest or principal
payments                                               --         --         --         --         --

Loans which are "Troubled Debt
Restructurings" as defined by
Statement of Financial Accounting
Standards No. 15                                       --         --         --         --         --

Other loans defined as "impaired"                      --         --         --         --         --
                                                   --------   --------   --------   --------   --------
                                                   $   --     $   --     $   --     $   --     $   --
                                                   ========   ========   ========   ========   ========


         Management believes the allowance for loan losses at December 31, 2002 is adequate to absorb any losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover probable losses incurred based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.


                                                                              2002
                                                                           ----------
                                                                          (In thousands)

Gross interest income that would have been recorded
in 2002 on nonaccrual loans outstanding at
December 31, 2002 if the loans had been current, in
accordance with their original terms and had been
outstanding throughout the period or since
origination if held for part of the period                                 $     --

Interest income actually recorded on nonaccrual loans
and included in net income for the period                                        --
                                                                           ----------

Interest income not recognized during the period                           $     --
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

         POTENTIAL PROBLEM LOANS.

         As of December 31, 2002, there are approximately $9.8 million of loans on our internal watchlist. Watchlist credits are loans that are monitored more closely due to current financial performance of the borrowers or where management has modest concern on the ability of the borrowers to comply with the present loan repayment terms. Management believes that such loans will not materially impact future operating results, liquidity, or capital resources.

         FOREIGN OUTSTANDINGS.

         None

         LOAN CONCENTRATIONS.

         None

         OTHER INTEREST-BEARING ASSETS.

         There are no other interest-bearing assets as of December 31, 2002.

SUMMARY OF LOAN LOSS EXPERIENCE

         The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:


                                                    2002         2001         2000         1999         1998
                                                 ----------   ----------   ----------   ----------   ----------
                                                                    (Dollars in thousands)
        LOANS
                Loans outstanding at end
                  of period                      $  192,084   $  146,962   $  131,693   $   86,323   $   48,763
                                                 ==========   ==========   ==========   ==========   ==========

                Average loans outstanding
                  during period                  $  164,943   $  141,020   $  109,457   $   67,884   $   32,955
                                                 ==========   ==========   ==========   ==========   ==========

ALLOWANCE FOR LOAN LOSSES

                Balance at beginning of period   $    2,274   $    1,852   $    1,270   $      752   $      360

                Loans charged-off
                    Commercial                         --           --           --           --           --
                    Residential real estate
                      mortgage                         --           --           --           --           --
                    Installment loans to
                      individuals                      --           --           --           --           --
                                                 ----------   ----------   ----------   ----------   ----------
                Recoveries of loans previously
                  charged-off
                    Commercial                         --           --           --           --           --
                    Residential real estate
                      mortgage                         --           --           --           --           --
                    Installment loans to
                      individuals                      --           --           --           --           --
                                                 ----------   ----------   ----------   ----------   ----------

        Net loans charged-off                          --           --           --           --           --
        Provision for loan losses                       716          422          582          518          392
                                                 ----------   ----------   ----------   ----------   ----------
        Balance at end of period                 $    2,990   $    2,274   $    1,852   $    1,270   $      752
                                                 ==========   ==========   ==========   ==========   ==========

        Ratio of net charge-offs during the
          period to average loans outstanding
          during the period                              --%          --%          --%          --%          --%
                                                 ==========   ==========   ==========   ==========   ==========

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

         The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios at December 31:



                                                     Allocation of the Allowance for Loan Losses
                       ------------------------------------------------------------------------------------------------------
                                2002                     2001                      2000                       1999
                       ----------------------   ----------------------    ----------------------    -------------------------
                                  Percentage of            Percentage of             Percentage of              Percentage of
                                     Loans In                Loans In                  Loans In                   Loans In
                                       Each                    Each                      Each                       Each
                                     Category                Category                  Category                   Category
                       Allowance     to Total   Allowance    to Total     Allowance    to Total     Allowance     to Total
                         Amount       Loans       Amount       Loans        Amount       Loans        Amount        Loans
                       ---------  ------------- ---------  -------------  ---------  -------------  ---------   -------------
                                                               (Dollars in thousands)
Commercial                 1,818         63.6   $   1,616         65.9%   $   1,302         68.1%   $     873         65.5%
Residential real
  estate mortgage            367         33.7         252         29.0          201         26.0          140         30.8
Installment loans to
  Individuals                186          2.7         249          5.1          110          5.9           70          3.7
Unallocated                  619         --           157         --            239         --            187         --
                       ---------    ---------   ---------    ---------    ---------    ---------    ---------    ---------

                       $   2,990          100%  $   2,274          100%   $   1,852        100.0%   $   1,270        100.0%
                       =========    =========   =========    =========    =========    =========    =========    =========

         While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

DEPOSITS

         The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:


                                             2002                        2001                          2000
                                --------------------------   --------------------------   ---------------------------

                                  Average          Average     Average          Average     Average           Average
                                  Amount            Rate       Amount            Rate       Amount              Rate
                                -----------        -------   -----------        -------   -----------         -------
                                                               (Dollars in thousands)
Savings, NOW and money
  markets                            93,707          1.42%   $    66,338          3.40%   $    56,023          5.10%
Certificates of deposits             46,676          3.43         47,929          4.91         38,759          5.97
Demand deposits (noninterest-
  bearing)                           21,762          --           18,094          --           14,396          --
                                -----------                  -----------                  -----------

                                $   162,145                  $   132,361                  $   109,178
                                ===========                  ===========                  ===========

         Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2002 are summarized as follows:


                                                                          2002
                                                                         Amount
                                                                         ------
                                                                      (In thousands)
        Three months or less                                             $12,556
        Over three months and through six months                           7,426
        Over six months and through twelve months                          3,770
        Over twelve months                                                 4,039
                                                                         -------
                                                                         $27,791
                                                                         =======

RETURN ON EQUITY AND ASSETS

         The ratio of net income to average shareholders' equity and average total assets and certain other ratios are as follows:


                                             2002            2001            2000
                                         ------------    ------------    ------------
                                                    (Dollars in thousands)
Average total assets                     $    231,500    $    191,590    $    147,817
                                         ============    ============    ============

Average shareholders'
  equity(1)                              $     21,145    $     19,545    $     17,480
                                         ============    ============    ============
*
Net income                               $      1,683    $      1,275    $      1,022
                                         ============    ============    ============

Cash dividends declared                  $       --      $       --      $       --
                                         ============    ============    ============

Return on average total assets                    .73%            .67%            .69%

Return on average shareholders' equity           7.96%           6.52%           5.85%

Dividend payout percentage                         --%             --%             --%

Average shareholders'
  equity to average total assets                 9.13%          10.20%          11.83%

----------

(1) Net of average unrealized appreciation or depreciation on securities available for sale.

SHORT-TERM BORROWINGS

         The Company had securities sold under agreements to repurchase for which the average balance outstanding during the reported periods was 30 percent or more of shareholders' equity at the end of each reported period. The required disclosures are incorporated by reference and can be located in Note 6 of the consolidated financial statements.

ITEM 2.  DESCRIPTION OF PROPERTY.

         We purchased the building and land for our main office for $800,000 in May, 1999. This facility serves as our main office as well as our corporate headquarters and is located at 3820 Edison Lakes Parkway, Mishawaka, Indiana. The premises consist of a 9,600 square foot, two-story brick building constructed in 1988 with parking for approximately 57 vehicles. The building is located on a major thoroughfare in Mishawaka, approximately two miles south of Interstate 80 and near the city's population center.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted during the fourth quarter of 2002 to a vote of the Company's shareholders.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock was held by approximately 123 holders of record as of February 28, 2003. At the time of filing of this report, the common stock was quoted on the OTC Bulletin Board under the symbol "SJOE." The common stock has been approved for quotation on the Nasdaq SmallCap Market and we anticipate that it will be quoted by Nasdaq in the near future. To date there has been no regular and liquid market for the common stock, and there can be no assurance that a regular and liquid trading market will develop in the foreseeable future.

         The following table shows, for the periods indicated, the high and low trades per share of transactions in our common stock as quoted on the OTC Bulletin Board. Other private transactions may have occurred during the periods indicated of which we have no knowledge. The following prices represent inter-dealer prices without retail markups, markdowns or commissions.


                                                               Per Share              Per Share
                                                                 Prices               Dividends
                                                                 High        Low      Declared
                                                               ---------  --------    ---------
     2001

March 31, 2001                                                 $  17.38   $  12.00       --
June 30, 2001                                                     14.50      13.00       --
September 30, 2001                                                14.80      12.60       --
December 31, 2001                                                 13.10      11.05       --

     2002

March 31, 2002                                                 $  16.50   $  13.00       --
June 30, 2002                                                     19.25      15.55       --
September 30, 2002                                                22.25      18.40       --
December 31, 2002                                                 19.90      17.10       --

         No cash or other dividends were declared or paid during the fiscal years ended December 31, 2002 or 2001. We expect that all Company and Bank earnings will be retained to finance our growth and that no cash dividends will be paid for the foreseeable future.

         The Company's ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay. See "Business - Supervision and Regulation - The Company - Dividend Payments" and "Business - Supervision and Regulation - The Bank - Dividend Payments" for a more detailed description of these limitations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

         St. Joseph was formed in February 1996 for the purpose of organizing the Bank. We opened for business in February 1997 with $10.0 million in assets and have grown to approximately $253.8 million as of December 31, 2002. Management anticipates that, as a result of the general slowing of the economy in the Michiana area, growth in assets will slow from this rate. However, we believe that the Michiana economy will still grow at a moderate pace and we do expect that our assets will as well.

         The following discussion provides additional information regarding our operations and financial condition for the years ended December 31, 2002, 2001, and 2000. The objective of this financial review is to enhance the reader's understanding of the accompanying consolidated financial statements and the related notes thereto presented elsewhere in this report.

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

    o The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks.

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

CRITICAL ACCOUNTING POLICIES

         As described under "regulation and supervision," the banking industry is highly regulated. Furthermore, the nature of the banking industry is such that, other than described below, the use of estimates and management judgment are not likely to present a material risk to the financial statements. In cases where estimates or management judgment are required, internal controls and processes are established to provide assurance that such estimates and management judgments are materially correct to the best of management's knowledge.

         ALLOWANCE FOR LOAN LOSSES. Accounting for loan classifications, accrual status, and determination of the allowance for loan losses is based on regulatory guidance. This guidance includes, but is not limited to, generally accepted accounting principles, the uniform retail credit classification and account management policy issued by the Federal Financial Institutions Examination Council, and the joint policy statement on the allowance for loan losses methodologies issued by the Federal Financial Institutions Examination Council. Accordingly, the allowance for loan losses includes a reserve calculation based on an evaluation of loans determined to be impaired, risk ratings, historical losses, loans past due, and other subjective factors.

FINANCIAL CONDITION

DECEMBER 31, 2002 COMPARED WITH DECEMBER 31, 2001

         During the twelve-month period of 2002, our assets increased from $214.8 million on December 31, 2001, to $253.8 million on December 31, 2002. This represents a total increase in assets of $39.0 million, or 18.2%. The asset growth was comprised primarily of a $44.4 million increase in net loans offset by a reduction of $6.6 million in available for sale securities. The increase in assets was primarily funded by a $24.4 million growth in deposits and an increase of $12.5 million in Federal Home Loan Bank advances.

         CASH AND CASH EQUIVALENTS. Cash and cash equivalents increased by a modest $.9 million to $20.9 million at December 31, 2002 from $20.0 million at December 31, 2001. Cash and due from banks represented cash maintained at correspondent banks, in the form of demand deposits as well as cash maintained at the Federal Reserve Bank of Chicago. Cash and due from banks increased $1.0 million to $20.5 million at December 31, 2002 from $19.5 million at December 31, 2001. The 4.8% increase in cash and due from banks was primarily due to the increased size of our daily cash letter as well as the increased required reserve balance at the Federal Reserve Bank of Chicago and correspondent banks, all of which are due to the growth in the overall size of the bank. At December 31, 2002 and 2001, we had no federal funds sold.

         INVESTMENT PORTFOLIO. Securities available for sale and FHLB stock totaled $40.7 million at December 31, 2002, which represented a decrease of $6.1 million or 13.0% from December 31, 2001. The decrease was a result of available for sale securities being sold to fund the growth of the loan portfolio as well as normal maturities and calls.

         All securities have been classified as available for sale. Securities available for sale represent those securities that we may decide to sell if needed for liquidity, asset/liability management or other reasons. Such securities are reported at fair value with unrealized gains and losses included as a separate component of shareholders' equity, net of tax. The unrealized gain on the securities portfolio, net of taxes was $.6 million at December 31, 2002, and $.1 million at December 31, 2001. The increase in the unrealized gain on the securities portfolio was due to the decreases in market interest rates.

         LOAN PORTFOLIO. Loans receivable net of allowance was $189.1 million at December 31, 2002 reflecting a $44.4 million increase or 30.7% from $144.7 million at December 31, 2001. Commercial loans increased by $25.3 million during 2002 and totaled $122.3 million, or 63.7% of the total loan portfolio. The continued significant concentration of the loan portfolio in commercial loans and the continued future growth of this portion of our lending business is consistent with our stated strategy of focusing on small to mid size businesses. Management anticipates this growth to continue as additional relationships are developed as a result of current calling efforts and the addition of new lending personnel. Our deposit accounts related to our commercial lending business generate the greatest amount of local deposits, and are the primary source of demand deposits.

         Residential mortgage loans also increased by $22.1 million and consumer loans decreased by $2.3 million during 2002. As of December 31, 2002, these loan types totaled a combined $69.8 million, or 36.3% of the total loan portfolio. Although residential mortgage loan and consumer loan portfolios have generally increased from year to year, and are expected to continue to increase in future periods, given our stated strategy, the commercial sector of the lending efforts and resultant assets are expected to remain the dominant loan portfolio category.

         The quality of our loan portfolio remains strong. We have not experienced any charge-offs since inception. We believe we have instilled a very strong credit culture within our lending department as it pertains to the underwriting and administration processes. Over 92.4% of the loan portfolio consists of loans extended directly to companies and individuals doing business and residing within our market area or having strong, long-standing ties to management. The remaining portion is comprised of commercial loans participated with certain non-affiliated commercial banks outside of our immediate area, which are underwritten using the same loan underwriting criteria as though our bank was the originating bank.

         The economy in our market area continued to be slow during 2002. During this period we have grown and have maintained our interest rate spread, while experiencing no significant change in asset quality or in non-performing loan totals. However, a continued slowing of the economy could result in some increase in problem assets, which could possibly result in some increase in losses on loans.

         Along with other financial institutions, management shares a concern for the possible continued softening of the economy in 2003. Should the economic climate remain sluggish, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan losses.

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

         DEPOSITS. Deposits increased $24.4 million or 15.9% to $177.7 million at December 31, 2002 from $153.3 million at December 31, 2001. Certificates of deposit, which comprised 22.3% of total deposits, increased $1.7 million during 2002. Savings, NOW and money market accounts, which comprised 60.8% of total deposits, increased $22.5 million during 2002. Non-interest bearing deposits remained stable during the period and represents 16.9% of total deposits. To date, we have been successful in attracting and retaining client relationships, which has provided a significant portion of the funding needed to grow the loan portfolio. We have not been reliant on brokered deposits and have accepted only $10.0 million in brokered certificates of deposit. The increase in deposits continues to be the result of the uncertainty in the economy as a result of possible terrorist attacks and military action in the Middle East or elsewhere, as well as our ongoing marketing efforts. Management also believes the increase was attributable to our ability to offer more personalized service than the competition.

         FHLB ADVANCES. FHLB advances increased by $12.5 million to $43.1 million at December 31, 2002 from $30.6 million at December 31, 2001. As of December 31, 2002, we held $2.2 million of FHLB stock. The increases in FHLB advances primarily resulted as we used FHLB advances for loan matching, for hedging against the possibility of rising interest rates and general liquidity purposes.

LIQUIDITY

         Liquidity relates primarily to our ability to fund loan demand, meet deposit clients' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-bearing deposits in other financial institutions and securities available for sale. These assets are commonly referred to as liquid assets. Liquid assets were $59.5 million at December 31, 2002 compared to $65.2 million at December 31, 2001.

         The statements of cash flows for the periods presented provide an indication of our sources and uses of cash as well as an indication of our ability to maintain an adequate level of liquidity. A discussion of the statements of cash flows for 2002, 2001 and 2000 follows.

         During all periods presented, we experienced a net increase in cash from operating activities. Net cash from operating activities was $2.6 million during 2002 compared to $1.4 million during 2001 and $1.5 million for 2000. The increase in cash from operating activities was primarily a result of our ability to generate net income of $1.7 million in 2002, $1.3 million in 2001 and $1.0 million in 2000.

         For 2002, 2001 and 2000, we experienced a net decrease in net cash from investing activities. Net cash from investing activities was $(38.3) million, $(37.2) million, and $(39.4) million for 2002, 2001 and 2000, respectively. The changes in net cash from investing activities include purchases, sales, maturities and calls of securities available for sale, growth in loans receivable and purchases of premises and equipment.

         Net cash flow from financing activities was $36.6 million, $36.3 million, and $44.2 million for 2002, 2001, and 2000, respectively. In 2002, the increase was primarily attributable to the growth in deposits and net Federal Home Loan Bank advances of $24.4 million, and $12.5 million, respectively. In 2001, the increase was primarily attributable to the growth in total deposits, net Federal Home Loan Bank advances and securities sold under agreement to repurchase of $30.9 million, $3.0 million, and $2.4 million, respectively. In 2000, the increase was primarily attributable to the growth in total deposits and net Federal Home Loan Bank advances of $24.2 million, and $20.1 million, respectively.

CONTRACTUAL OBLIGATIONS


                                                       Payments Due by Period
                                                            (Dollars in
                                                             Thousands)

                                                 Less than     1 - 3       4 - 5      After 5
                                       Total       1 year      years       years       years
                                     ---------   ---------   ---------   ---------   ---------
Certificates of deposit              $  39,692   $  34,033   $   2,818   $   2,841   $    --
FHLB advances                           43,070       4,550      10,520       7,500      20,500
                                     ---------   ---------   ---------   ---------   ---------
Total contractual cash obligations
                                     $  82,762   $  38,583   $  13,338   $  10,341   $  20,500

         The long-term debt obligations consist of certificates of deposit and advances from the Federal Home Loan Bank. The above schedule represents principal payments only and does not include interest.

         To meet future liquidity needs, we have additional borrowing capacity at the Federal Home Loan Bank. To date, we have not participated in the expanded commercial collateral program with the FHLB, which will provide for additional borrowing capacity. In addition to FHLB borrowings, we have the availability to increase brokered deposits as well as selling residential loans on the secondary market and participating commercial loans to correspondent banks.

CAPITAL RESOURCES

         Retained earnings at December 31, 2002 was $3.2 million compared to $1.5 million at December 31, 2001. The increase in retained earnings was equal to our net income of $1.7 million for 2002.

         Accumulated other comprehensive income, net of tax from net unrealized gains on securities available for sale, was $.6 million as of December 31, 2002 as compared to $.1 million as of December 31, 2001. The improvement since December 31, 2001 was attributable to an increase in the fair value of the securities available for sale due to falling interest rates.

         Total shareholders' equity was $22.1 million as of December 31, 2002, an increase of $2.1 million from $20.0 million as of December 31, 2001. The increase resulted from the increase in the net income for the year as well as the increase in the net unrealized gain on securities available for sale, net of tax and the proceeds from the issuance of common stock upon the exercise of stock options.

         The components of total risk-based capital are Tier 1 capital and Tier 2 capital. Tier 1 capital is total shareholders' equity less intangible assets. Tier 2 capital is Tier 1 capital plus a portion of the allowance for loan losses. The allowance for loan losses is includable in Tier 2 capital up to a maximum of 1.25% of risk-weighted assets. The net unrealized appreciation (depreciation) on securities available for sale, net of tax, is not considered in meeting regulatory capital requirements. The tables in Note 12 of the notes to consolidated financial statements provide the minimum regulatory capital requirements and the actual capital ratios at December 31, 2002 and 2001. The Company and the Bank were considered well capitalized and all regulatory capital requirements were met at December 31, 2002 and 2001.

         As of December 31, 2002 management was not aware of any current recommendations by the banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.

RESULTS OF OPERATIONS

2002 COMPARED WITH 2001 AND 2000

         OVERVIEW. Consolidated net income for the year ended December 31, 2002 was $1.7 million as compared to $1.3 million and $1.0 million for 2001 and 2000, respectively, for an increase of $.4 million or 32.0% over 2001 and $.7 million or 64.7% over 2000. Income per common share for 2002 increased to $1.00 basic and $.98 diluted from a $.76 basic and $.75 diluted income per common share and $.61 basic and $.60 diluted income per common share for 2001 and 2000, respectively. The increase in net income for 2002 and 2001 as compared to the prior years was comprised of increases in net interest income after provision for loan losses of $1.1 million or 21.2% for 2002 and $1.2 million or 28.5% for 2001 and an increase in noninterest income of $.2 million or 29.6% for 2002 and $.5 million or 225.9% for 2001, reduced by an increase in noninterest expense of $.7 million or 16.7% for 2002 and $.9 million or 28.3% for 2001 and reduced by an increase in income tax expense. Income tax expense for 2002 was $1.0 million compared to $.7 million in 2001 and $.2 million in 2000.

         INTEREST INCOME. Interest income during 2002 was $12.2 million, a 2.0% decrease from the $12.4 million earned during 2001. Interest income during 2001 increased $1.3 million, a 12.1% increase over the $11.1 million earned during 2000. In 2000 and 2001, the growth that was obtained in interest income was attributable to greater average outstanding balances in interest earning assets, principally loans receivable. In 2002, earning assets averaged $216.2 million, an increase from average earning assets of $179.8 million in 2001 and $139.0 million in 2000. Interest income during 2002 was negatively impacted by the decline in the yield on earning assets from 2001 and 2000. During 2002, 2001 and 2000, the weighted average yield on earning assets was 5.63%, 6.90%, and 7.93%, respectively. The continued decrease in yields during 2002 was a result of further reductions in market interest rates due to the sustained weakness of the economy. The decrease in yields in 2001 was primarily due to the overall decline of market interest rates during the first nine months, in part evidenced by the 475 basis point drop in the prime rate since January 3, 2001. Interest income should grow as the loan portfolio and other interest earning assets increase.

         INTEREST EXPENSE. Interest expense during 2002 was $4.9 million, a 25.6% decrease over the $6.6 million expensed during 2001. Interest expense during 2001, increased $.3 million or 4.9% over the $6.3 million expensed during 2000. During 2002, interest-bearing liabilities averaged $187.9 million, which was higher than the average interest-bearing funds of $153.7 million and $115.7 million in 2001 and 2000, respectively. Positively impacting interest expense for 2002 compared to 2001 and 2000 was the decline in the cost of interest-bearing funds due to the decline in market rates as mentioned previously. During 2002, 2001 and 2000, interest-bearing liabilities had a weighted average rate of 2.61%, 4.30% and 5.44%, respectively. The decline in market interest rates during 2002 and 2001 resulted in a substantial decline in the cost of funds during 2002 as compared to 2001 and 2000.

         NET INTEREST INCOME. Net interest income during 2002 was $7.3 million, an increase of 24.7% over the $5.8 million earned during 2001. The net interest spread has increased from 2.60% during 2001 and 2.49% during 2000, to 3.02% in 2002. Although our bank experienced significant asset growth during 2002 compared to 2001, the net interest spread increased as a result of the bank's ability to lower deposits rates to offset the decrease in asset yields. This outcome is further supported by the results of the net interest income simulation analysis completed as of December 31, 2002, as presented and discussed under the heading management of interest sensitivity.

         PROVISION FOR LOAN LOSSES. Provisions to the allowance for loan losses during 2002, totaled $.7 million, an increase from the $.4 million expensed during 2001 and the $.6 million expensed in 2000. The allowance for loan losses as a percentage of total loans outstanding as of December 31, 2002 was 1.56%, compared to 1.55% at December 31, 2001 and 1.41% at December 31, 2000. The increase in the allowance for loan losses as a percentage of total loans receivable was primarily a result of management's risk assessment of the portfolio. The risk assessment is based on numerous statistical and other factors including the specific asset class of each loan (i.e. commercial, residential or consumer), the internal risk rating of each loan, specific industry concentrations, an assessment for large dollar and unsecured loans and specific reserves for watchlist credits as well as general economic and geopolitical factors.

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

         We have not experienced any charge-offs from loans receivable since inception. Accordingly, in estimating the risk of loss in our loan portfolio we considered the level of charge-offs on loans experienced by peer financial institutions having a loan portfolio mix and risk characteristics similar to our loan portfolio mix and risk characteristics. At December 31, 2002, no portion of the allowance for loan losses was allocated to impaired loan balances, as there were no loans considered impaired. Management believes the allowance for loan losses at December 31, 2002 was adequate to absorb losses in the loan portfolio, including probable incurred losses due to the slowing economy.

         NONINTEREST INCOME. Noninterest income increased by $.2 million and $.5 million in 2002 and 2001, as compared to the prior years ended 2001 and 2000. Noninterest income in 2002 consisted mainly of depository account service fees, interchange income on credit cards and net gain on sales of securities available for sale. Noninterest income in 2001 consisted primarily of depository account service fees and net gain on sales and calls of securities available for sale. Noninterest income in 2000 consisted of depository account service fees offset by a $(20,000) loss on the sale of securities available for sale. The growth in noninterest income, excluding gains or losses on the sale of securities was mainly a result of increasing our client base as well as the reduction in the earnings credit rate on our business checking accounts.

         NONINTEREST EXPENSE. The main components of noninterest expense were salaries and employee benefits, occupancy and equipment, data processing and professional fees for 2002, 2001 and 2000. Noninterest expense for 2002 was $4.7 million as compared to $4.1 million in 2001 and $3.2 million in 2000. Management continues to control overhead expenses without impairing the quality of service provided to clients.

         Salaries and employee benefits experienced the most significant dollar increase of any noninterest expense component. For 2002, total salaries and employee benefits were $3.1 million compared to $2.5 million and $1.9 million for 2001 and 2000, respectively. The increases were primarily attributable to the increase in the number of employees required to service the increased client base, as well as merit and cost of living raises.

         Monitoring and controlling noninterest costs, while at the same time providing high quality service to clients, is one of our top priorities. Our efficiency ratio, computed by dividing noninterest expenses by net interest income plus noninterest income, less one time gains or charges was 61.51%, 66.00% and 63.31% during 2002, 2001 and 2000, respectively. A higher level of net revenue growth (net interest income plus noninterest income, less one time gains or charges) when compared to the growth in overhead costs has lead to improved efficiency ratios and overall profitability.

         INCOME TAXES. We have utilized our entire net operating loss carry forward and have shown adequate profitability to warrant recording our net deferred tax assets. Consequently, we reversed all of the remaining valuation allowance for deferred tax assets during 2000, therefore making the Company a full taxpayer during 2001. The effective tax rate in 2002 was 36.63% compared to 36.03% in 2001. As we continue to be profitable, we will report net tax expense.

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

         We conducted multiple simulations as of December 31, 2002, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred. Results of the simulation suggest that we could expect net interest income to increase by approximately $193,000, if interest rates gradually decline by 100 basis points over the next twelve months, and to decrease approximately $240,000, if interest rates gradually increase 100 basis points over the next twelve months, from forecast levels of net interest income absent any changes in rates. These variances in net interest income were within our policy parameters established to manage interest rate risk. Other simulations are run quarterly looking at changes to net interest income given 200 and 300 basis point changes in interest rates.

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

         Results of the economic value of equity analysis done as of December 31, 2002, suggest that we could expect the value of our equity to increase 4.50% and 7.82%, if there was an immediate interest rate shift upward of 100 and 200 basis points and to decrease 5.64% and 1.76%, if there was an immediate interest rate shift downward of 100 and 200 basis points. Management believes the different scenarios indicate a bank that has relatively low overall interest rate risk.

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

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements and notes related thereto are attached as
Exhibit 99.1 and incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On April 9, 2002, we dismissed Crowe, Chizek and Company LLP as our principal accountants, effective immediately. The former accountants' reports on the Registrant's financial statements for the years ended December 31, 2000 and 2001 did not contain any adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended and approved by our Audit Committee and by our Board of Directors. During the years ended December 31, 2000 and 2001 and subsequent interim periods, preceding the dismissal, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of the former accountants, would have caused them to make reference to the subject matter of the disagreement in connection with their report. No "reportable events", as defined in Item 304(a)(1)(v) of Regulation S-B of the Securities Exchange Act of 1934, as amended, occurred during the years ended December 31, 2000 and 2001 and any subsequent interim periods preceding the former accountants dismissal.

         On April 10, 2002, we engaged Plante & Moran PLLC as our principal accountants to audit our financial statements for the year ending December 31, 2002. During our two most recent fiscal years and any subsequent interim period prior to engaging the new accountants, we did not consult with the newly engaged accountants regarding any of the matters described in Item 304(a)(2)(i) or (ii) of Regulation S-B of the Securities Exchange Act of 1934, as amended.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The table below sets forth the following information as of December 31, 2002 for St. Joseph Capital Corporation 1996 Stock Incentive Plan:

         (a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

         (b) the weighted-average exercise price of such outstanding options, warrants and rights, and

         (c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

                      EQUITY COMPENSATION PLAN INFORMATION


                                NUMBER OF SECURITIES       WEIGHTED-AVERAGE
                                  TO BE ISSUED UPON            EXERCISE            NUMBER OF SECURITIES
                                     EXERCISE OF         PRICE OF OUTSTANDING     REMAINING AVAILABLE FOR
        PLAN CATEGORY            OUTSTANDING OPTIONS            OPTIONS               FUTURE ISSUANCE
        -------------           --------------------     ---------------------    -----------------------
Equity compensation plans
approved by security holders...       286,682                 $   15.04                  134,345

Equity compensation plans
not approved by security
holders........................           -0-                       -0-                      -0-

TOTAL..........................       286,682                 $   15.04                  134,345

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

ITEM 14. CONTROL AND PROCEDURES

         Based upon an evaluation within the 90 days prior to the filing date of this report, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                         ST. JOSEPH CAPITAL CORPORATION
                                  EXHIBIT INDEX


                                                                                                          INCORPORATED
EXHIBIT NO.                                   DESCRIPTION OF EXHIBITS                                     BY REFERENCE
-----------                                   -----------------------                                     ------------
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

   10.1           St. Joseph Capital Corporation 1996 Stock Incentive Plan                                      *

   10.2           Stock Option Agreement between St. Joseph Capital Corporation and John W.                     *
                  Rosenthal, dated June 11, 1996

   10.3           Employment Agreement between St. Joseph Capital and John W. Rosenthal, dated                  *
                  March 18, 1996

   10.4           Amendment to the Employment Agreement between St. Joseph Capital Corporation and            ***
                  John W. Rosenthal, dated March 18, 1996

   10.5           St. Joseph Capital Bank 401(k) Plan                                                          **

   10.6           Amendment to the Employment Agreement between St. Joseph Capital Corporation and             41
                  John W. Rosenthal, dated October 1, 2002

   10.7           Employment Agreements between St. Joseph Capital and Nancy N. King and Edward R.             51
                  Pooley, dated October 1, 2002

   16.1           Letter RE: Change in Certifying Accountant                                                   61

   21.1           Subsidiary of St. Joseph Capital Corporation                                                 *

   99.1           Financial Statements and related notes                                                       62

   99.2           Certification of Chief Executive Officer                                                     85

   99.3           Certification of Chief Financial Officer                                                     86

* Incorporated by reference from the Registration Statement on Form SB-2 filed by the Corporation on June 21, 1996 (SEC File No. 333-06581), as amended.

** Incorporated by reference from the Registration Statement on Form S-8 filed by the Corporation on October 29, 1996 and amended on January 23, 1997 (SEC File No. 333-14999).

*** Incorporated by reference from the 1997 Form 10-KSB filed by the Corporation on March 31, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2003.

                             ST. JOSEPH CAPITAL CORPORATION

                             By: /s/ John W. Rosenthal
                                ---------------------------------------------
                                John W. Rosenthal, Chief Executive Officer
                                and Chairman of the Board

                             By: /s/ Edward R. Pooley
                                ---------------------------------------------
                                Edward R. Pooley, Principal Financial Officer and Accounting Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities noted below and on March 24, 2003.


           Signature                                    Title
           ---------                                    -----

/s/ John W. Rosenthal                      President, Principal Executive
---------------------------------          Officer and Chairman of the Board
  John W. Rosenthal

/s/ Brian R. Brady                         Director
---------------------------------
  Brian R. Brady

/s/ Anna Reilly Cullinan                   Director
---------------------------------
  Anna Reilly Cullinan

/s/ David A. Eckrich                       Director
---------------------------------
  David A. Eckrich

/s/ Jeffrey V. Hammes                      Director
---------------------------------
  Jeffrey V. Hammes

/s/ Michael R. Leep, Sr.                   Director
---------------------------------
  Michael R. Leep, Sr.

/s/ Todd B. Martin                         Director
---------------------------------
  Todd B. Martin

/s/ Jack K. Matthys                        Director
---------------------------------
  Jack K. Matthys

/s/ Arthur H. McElwee, Jr.                 Director
---------------------------------
  Arthur H. McElwee, Jr.

/s/ Myron C. Noble                         Director
---------------------------------
  Myron C. Noble

/s/ Carolyn Y. Woo                         Director
---------------------------------
  Carolyn Y. Woo, Ph.D.

I, John W. Rosenthal, Chief Executive Officer of St. Joseph Capital Corporation, certify that:

1. I have reviewed this annual report on Form 10-KSB of St. Joseph Capital Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 24, 2003

                                                     /s/ John W. Rosenthal
                                                     --------------------------
                                                     John W. Rosenthal
                                                     Chief Executive Officer

I, Edward R. Pooley, Chief Financial Officer of St. Joseph Capital Corporation, certify that:

1. I have reviewed this annual report on Form 10-KSB of St. Joseph Capital Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 24, 2003

                                              /s/ Edward R. Pooley
                                              ---------------------------------
                                              Edward R. Pooley
                                              Principal Financial Officer