Form 10QSB
period 2003-03-31
ST JOSEPH CAPITAL CORP
filed 2003-05-13
CIK 1015856

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
             For the Quarterly Period ended March 31, 2003

          o  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                        Commission File Number: 000-50219

                         ST. JOSEPH CAPITAL CORPORATION
                   ------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        DELAWARE                                     35-1977746
------------------------------           ---------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)

                 3820 EDISON LAKES PARKWAY, MISHAWAKA, IN 46545
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (574) 273-9700
                                ----------------
                           (Issuer's telephone number)

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

         1,679,105 shares of common stock, $0.01 par value per share, were outstanding as of April 17, 2003.

         Transitional Small Business Disclosure Format (check one):
Yes    No  X
   ---    ---

                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                       NUMBER
                                 PART I -- FINANCIAL INFORMATION                       ------
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets,
                 March 31, 2003 (Unaudited) and December 31, 2002 (Audited)               3

           Condensed Consolidated Statements of Income,
                 Three Months Ended March 31, 2003 and 2002 (Unaudited)                   4

           Condensed Consolidated Statements of Changes in Shareholders' Equity,
                 Three Months Ended March 31, 2003 and 2002 (Unaudited)                   5

           Condensed Consolidated Statements of Cash Flows,
                 Three Months Ended March 31, 2003 and 2002 (Unaudited)                   6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                         7

ITEM 3. CONTROLS AND PROCEDURES                                                          16

                                 PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                                17

ITEM 2. CHANGES IN SECURITIES                                                            17

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                  17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                              17

ITEM 5. OTHER INFORMATION                                                                17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                 17

SIGNATURES                                                                               17

906 CERTIFICATION                                                                        18

302 CERTIFICATION                                                                        20

                         PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (000S OMITTED, EXCEPT PER SHARE DATA)


                                                                     MARCH 31,  DECEMBER 31,
                                                                       2003        2002
                                                                   (UNAUDITED)   (AUDITED)
ASSETS
         Cash and due from banks                                     $ 19,558   $ 20,468
                                                                     --------   --------
         Interest-bearing deposits in other financial institutions        413        469
         Federal funds sold                                            14,200         --
                                                                     --------   --------
                 Total cash and cash equivalents                       34,171     20,937
         Securities available-for-sale                                 42,206     38,580
         Federal Home Loan Bank (FHLB) stock, at cost                   2,154      2,154
         Loans receivable, net of allowance for loan losses of
           $3,067 at March 31, 2003, $2,990 at December 31, 2002      198,946    189,094
         Accrued interest receivable                                    1,109      1,031
         Premises and equipment, net                                    1,325      1,304
         Other assets                                                     686        740
                                                                     --------   --------
                  Total assets                                       $280,597   $253,840
                                                                     ========   ========


LIABILITIES AND SHAREHOLDERS'  EQUITY
LIABILITIES
         Deposits
              Noninterest-bearing                                    $ 29,636   $ 29,976
              Interest-deposits                                       171,870    147,698
                                                                      -------    -------
                  Total deposits                                      201,506    177,674
         Securities sold under agreements to repurchase                14,598     10,280
         FHLB advances                                                 41,570     43,070
         Accrued interest payable                                         187        252
         Other liabilities                                                201        423
                                                                     --------   --------
                  Total liabilities                                   258,062    231,699

SHAREHOLDERS' EQUITY
         Common stock, $0.01 par value, 2,500,000 shares
           authorized; 1,679,105 shares issued and
           outstanding at March 31, 2003 and December 31, 2002             17         17
         Additional paid in capital                                    18,344     18,342
         Retained earnings                                              3,711      3,210
         Accumulated other comprehensive income, net                      463        572
                                                                     --------   --------
                  Total shareholders' equity                           22,535     22,141
                                                                     --------   --------


                  Total liabilities and shareholders' equity         $280,597   $253,840
                                                                     ========   ========

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (000S OMITTED, EXCEPT PER SHARE DATA)

                                                      Three Months  Three Months
                                                          Ended         Ended
                                                      Mar 31, 2003  Mar 31, 2002
                                                      ------------  ------------
Interest and dividend income
         Loans, including fees                              $2,787        $2,382
         Securities available for sale -- taxable              323           387
         Securities available for sale -- tax exempt            66            73
         FHLB stock                                             30            24
         Federal funds sold                                      5             9
         Other interest earning assets                           8             8
                                                            ------        ------
                  Total interest income                      3,219         2,883

Interest expense
         Deposits                                              633           679
         Federal funds purchased                                 8             9
         Securities sold under agreements to repurchase         14            29
         FHLB advances                                         507           426
                                                            ------        ------
                  Total interest expense                     1,162         1,143
                                                            ------        ------

NET INTEREST INCOME                                          2,057         1,740

Provision for loan losses                                       77           178
                                                            ------        ------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          1,980         1,562

Noninterest income
         Service charges on deposit accounts                    84            81
         Gain on sales and calls of securities
            Available-for-sale, net                             --            83
         Other income                                           30            33
                                                            ------        ------
                  Total noninterest income                     114           197

Noninterest expense
     Salaries and employee benefits                            886           759
     Stock option expense                                       15            --
     Occupancy and equipment                                   102           122
     Professional fees                                          42            50
     Data processing                                            36            33
     Other expense                                             239           212
                                                            ------        ------
         Total noninterest expense                           1,320         1,176
                                                            ------        ------
INCOME BEFORE INCOME TAX EXPENSE                               774           583

Income tax expense                                             273           206
                                                            ------        ------

NET INCOME                                                  $  501        $  377
                                                            ======        ======
Basic income per common share                               $  .30        $  .22
                                                            ======        ======
Diluted income per common share                             $  .29        $  .22
                                                            ======        ======

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (000S OMITTED)

                                                                        Three Months     Three Months
                                                                          Ended            Ended
                                                                        Mar 31, 2003     Mar 31, 2002
                                                                          Total            Total
                                                                        Shareholders'    Shareholders'
                                                                          Equity           Equity

BALANCE AT BEGINNING OF PERIOD:                                          $ 22,141          $ 20,015

Comprehensive income:
     Net income                                                               501               377


     Net change in unrealized
        Gain on securities available for sale,
        net of tax effects of $(73) for 2003 and $(103) for 2002             (108)             (154)
                                                                         --------          --------

         Total comprehensive income                                           393               223

Proceeds from issuance of
  common stock upon exercise of stock options                                  61                11

Repurchase and retirement
  of common stock                                                             (75)             --

Stock option expense                                                           15              --
                                                                         --------          --------

BALANCE AT END OF PERIOD:                                                $ 22,535          $ 20,249
                                                                         ========          ========

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000S OMITTED)




                                                              Three Months     Three Months
                                                                  Ended            Ended
                                                              March 31, 2002   March 31, 2003
                                                              --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                 $    501           $    377
     Adjustments to reconcile net income to net cash
      from operating activities
         Depreciation                                                 38                 64
         Provision for loan loss                                      77                178
         Net amortization on securities
             available for sale                                       55                 63
         Gain on sales and calls of securities
            available for sale, net                                   --                (82)
         Stock option expense                                         15                 --
         Net change in:
             Accrued interest receivable                             (78)               (84)
             Other assets                                            125               (130)
             Accrued interest payable                                (65)                27
             Other liabilities                                      (221)              (112)
                                                               ---------           --------
                       Net cash from operating activities            447                301
                                                               ---------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of securities available for sale                   (10,817)            (7,551)
     Proceeds from sales of securities available for sale             --              3,820
     Proceeds from maturities and calls of securities
         available for sale                                        6,956             10,250
     Net change in loans receivable                               (9,929)            (7,936)
     Purchase of premises and equipment, net                         (59)               (25)
                                                               ---------           --------
     Net cash from investing activities                          (13,849)            (1,442)
                                                               ---------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                       23,832             (1,172)
     Net change in securities sold under agreements
         to repurchase                                             4,318              1,860
     Repayment of FHLB advances, net                              (1,500)            (1,500)
     Proceeds from the issuance of common stock                       61                 11
     Repurchase and retirement of common stock                       (75)                --
                                                                --------           --------

   Net cash from financing activities                             26,636               (801)
                                                                --------           --------
Net change in cash and cash equivalents                           13,234             (1,942)

Cash and cash equivalents at beginning of period                  20,937             20,021

                                                                --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 34,171           $ 18,079
                                                                ========           ========
Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                               $  1,227           $  1,116
         Income taxes                                           $     76           $    251

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

         As described under "regulation and supervision," contained in the companies 10-KSB filing, the banking industry is highly regulated. In cases where estimates or management judgment are required, internal controls and processes are established to provide assurance that such estimates and management judgments are materially correct to the best of management's knowledge.

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

OVERVIEW

         The consolidated financial statements include the accounts of St. Joseph Capital Corporation, a bank holding company located in Mishawaka, Indiana, ("St. Joseph" or the "Corporation") and its wholly-owned subsidiary, St. Joseph Capital Bank (the "Bank"). All significant intercompany transactions and accounts have been eliminated in consolidation.

         St. Joseph was formed in February 1996 for the purpose of organizing the Bank. The Bank opened in February 1997 with $10.0 million in assets and grew to $280.6 million as of March 31, 2003. We expect continued opportunities for growth, even though the rate of growth will probably be slower than we have experienced to date.

         The following discussion provides additional information regarding our operations for the three-month periods ended March 31, 2003 and 2002 and financial condition as of March 31, 2003 and December 31, 2002. This discussion should be read in conjunction with our consolidated financial statements and the accompanying notes thereto and other information in our 2002 10-KSB.

FINANCIAL CONDITION

MARCH 31, 2003 COMPARED TO DECEMBER 31, 2002

         During the three-month period ended March 31, 2003, our assets increased $26.8 million or 10.6% from $253.8 million on December 31, 2002, to $280.6 million on March 31, 2003. The growth in assets from December 31, 2002 occurred in cash and cash equivalents, commercial and real estate loan volume and growth in the Bank's securities portfolio. Management continues to focus on small- to mid-sized business clients, the original strategy since opening in February 1997. The growth in the loan portfolio, funded by increased deposits, is anticipated to continue.

         CASH AND CASH EQUIVALENTS. Cash and cash equivalents increased by $13.2 million at March 31, 2003 from $20.9 million at December 31, 2002. This increase was the result of the excess cash being invested in federal funds sold. Federal funds sold is the investment used for short-term liquid assets. The increase was a result of adding new clients as well as certain existing clients increasing their account balances.

         INVESTMENT PORTFOLIO. Securities available for sale totaled $42.2 million at March 31, 2003, which represented an increase of $3.6 million or 9.3% from $38.6 million at December 31, 2002. The increase from December 31, 2002 was a result of investing excess funds from deposit growth into higher yielding assets.

         LOAN PORTFOLIO. Loans receivable net of allowance were $198.9 million at March 31, 2003 reflecting a $9.8 million increase or 5.2% from $189.1 million at December 31, 2002. Commercial loans increased by $9.4 million or 7.7% to $131.7 million at March 31, 2003 from $122.3 million at December 31, 2002, respectively. Commercial loans were 65.2% and 63.7% of the total loan portfolio at March 31, 2003 and December 31, 2002. The continued significant concentration of the loan portfolio in commercial loans and the continued future growth of this portion of our lending business is consistent with our stated strategy of focusing on small- to mid-size businesses. Our commercial lending business generates the greatest amount of local deposits, and is the primary source of demand deposits.

         Residential mortgage loans also increased by $1.7 million or 2.6% to $66.4 million at March 31, 2003 from $64.7 million at December 31, 2002. Residential mortgage loans were 32.9% and 33.7% of the total loan portfolio at March 31, 2003 and December 31, 2002, respectively. Consumer loans decreased by $1.2 million or 23.5% at March 31, 2003 from $5.1 million at December 31, 2002. Consumer loans were 1.9% and 2.7% of the total loan portfolio at March 31, 2003 and December 31, 2002, respectively. Although residential mortgage loans have increased and are expected to continue to increase in future periods, and consumer loans have slightly decreased but are expected to increase modestly, given our stated strategy, the commercial sector of our lending efforts and resultant asset growth are expected to remain the dominant loan portfolio category.

         The quality of our loan portfolio remains strong. We have not experienced any charge-offs since inception. We believe we have instilled a very strong credit culture within our lending department as it pertains to the underwriting and administration processes. Over 94.0% of the loan portfolio consists of loans extended directly to companies and individuals doing business and residing within our market area or having strong, long-standing ties to management. The remaining portion is comprised of commercial loans participated with certain non-affiliated commercial banks outside of our immediate area, which are underwritten using the same loan underwriting criteria as though the Bank was the originating bank.

         The economic environment in our market area during 2003 has remained somewhat sluggish. During this period we have grown and have maintained our interest rate spread, while experiencing no significant change in asset quality or in non-performing loan totals. However, if there were to be a continued slowing of the general or local economy, it might result the occurrence of problem assets, which could result in provision for loan loss expense or actual losses on loans.

         Along with other financial institutions, management shares a concern for the possible continued softening of the economy during the remainder of 2003. Should the economic climate remain somewhat sluggish, borrowers may experience difficulty, and the occurrence of non-performing loans, charge-offs, and delinquencies could commence and require further increases in the provision for loan losses.

         The allowance for loan losses balance and the provision for loan losses are judgmentally determined by management based upon periodic reviews of the loan portfolio. In addition, as we do not have an established charge-off history, management considers the level of charge-offs experienced by peer financial institutions having loan portfolio mix and risk characteristics similar to our loan portfolio mix and risk characteristics. Estimating the risk of loss and the amount of loss is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on general economic conditions, information about specific borrower situations including their financial position and collateral values and other factors and estimates which are subject to change over time.

         While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

         DEPOSITS. Deposits increased $23.8 million to $201.5 at March 31, 2003 from $177.7 million at December 31, 2002. Certificates of deposit, which comprised 19.5% of total deposits, decreased $0.5 million during the three-months ended March 31, 2003. Savings, NOW and money market accounts, which comprised 65.8% of total deposits, increased $24.6 million during the three-months ended March 31, 2003. Non-interest bearing deposits decreased $0.3 million during the three-months ended March 31, 2003 and represents 14.7% of total deposits. To date, we have been successful in attracting and retaining client relationships, which has provided a significant portion of the funding needed to grow the loan portfolio. We have not been reliant on brokered deposits and have only $7.0 million in brokered certificates of deposit as of March 31, 2003. The increase in deposits continues to be the result of the increased balances maintained by clients due to investors lack of confidence in equity markets, as well as our ongoing marketing efforts to expand market share. Management also believes the increase was attributable to our ability to offer more personalized service than the competition.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. Securities sold under agreements to repurchase increased by $4.3 million to $14.6 million at March 31, 2003 from $10.3 million at December 31, 2002, representing a 41.7% increase. Securities sold under agreement to repurchase are a stable source of relationship-based deposits from our commercial clients.

         FHLB ADVANCES. FHLB advances decreased by $1.5 million to $41.6 million as of March 31, 2003 from $43.1 million at December 31, 2002. As of March 31, 2003, the Bank held $2.1 million of FHLB stock. The decrease in FHLB advances were a result of normal maturities and calls of FHLB advances that management expected and planned for as part of the overall asset liability management.

LIQUIDITY

         Liquidity is measured by our ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and investment securities. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and support our operations. Liquidity is primarily achieved through the growth of deposits and liquid assets such as securities available for sale, maturing securities, and federal fund sold. Asset and liability management is the process of positioning our balance sheet to achieve a mix of earning assets and liabilities that optimizes the relationship between liquidity and profitability.

         The statements of cash flows for the periods presented provide an indication of our sources and uses of cash as well as an indication of our ability to maintain an adequate level of liquidity. A discussion of the statements of cash flows for the periods ended March 31, 2003 and 2002 follows.

         During both periods presented, we experienced a net increase in cash from operating activities. Net cash from operating activities was $0.4 million during the three-month period of 2003 compared to $0.3 million during the same period of 2002. The increase in cash from operating activities was primarily a result of our ability to generate net income of $0.5 million and $0.4 million for the three-month period ended March 31, 2003 and 2002.

         For the three-month period ended March 31, 2003 and 2002, we experienced a net decrease in net cash from investing activities. Net cash from investing activities was $(13.8) million and $(1.4) million for the first quarters of 2003 and 2002, respectively. The changes in net cash from investing activities include purchases, sales, maturities and calls of securities available for sale, growth in loans receivable and purchases of premises and equipment.

         Net cash flow from financing activities was $26.6 million and $(0.8) million for the three-month periods ended March 31, 2003 and 2002, respectively. In 2003, the increase was primarily attributable to the growth in deposits and securities sold under agreement to repurchase of $23.8 million and $4.3 million, respectively. In 2002, the decrease was primarily attributable to the decline in total deposits, repayments of Federal Home Loan Bank advances offset by the increase in securities sold under agreement to repurchase of $(1.2) million, $(1.5) million, and $1.9 million, respectively.

         Our liquidity strategy is to fund loan growth with deposits, repurchase agreements and Federal Home Loan Bank (FHLB) advances and to maintain an adequate level of short-term investments necessary to meet typical daily loan and deposit activity. Since the bank opened in February 1997, deposit and repurchase agreement growth from depositors located in our market area as well as Federal Home Loan Bank advances has been sufficient to meet our substantial loan growth. In the future, to assist in providing the additional funds, we may increase the amount of certificates of deposit from clients outside of our market area and placed by brokers for a fee, as well as certificates of deposit obtained from the deposit owners directly. We may rely on out-of-area deposits to fund future asset growth. As of March 31, 2003 we had $7.0 million in deposits placed by a broker for a fee.

         The Bank has the ability to borrow money on a daily basis through correspondent banks via established federal funds purchased lines. However, we view these funds as only a secondary and temporary source of funds. We borrowed an average of $2.2 million in federal funds during the three-month period ended March 31, 2003. The Bank's federal funds sold position averaged $1.6 million during the three-month period ended March 31, 2003.

         To meet future liquidity needs, we have additional borrowing capacity at the Federal Home Loan Bank. To date, we have not participated in the expanded commercial collateral program with the FHLB, which will provide for additional borrowing capacity. In addition to FHLB borrowings, we have the availability to increase brokered deposits as well as selling residential loans on the secondary market and participating commercial loans to our correspondent banks.

OFF-BALANCE SHEET ACTIVITIES

         At March 31, 2003, and December 31, 2002, the following financial instruments were outstanding where contract amounts represent credit risk (000s omitted):

                                                                                            Contract Amount
                                                                                            ---------------
                                                                                  Mar 31, 2003        Dec 31, 2002
                                                                                  -------------       -------------

     Commitments to grant loans                                                 $         7,991    $         10,034
     Unfunded commitments under lines-of-credit                                          51,111              53,054
     Commercial and standby letters of credit                                             3,292               2,165


CONTRACTUAL OBLIGATIONS


                             Payments Due by Period
                                  (Dollars in
                                   Thousands)

                                            Less than       1 - 3          4 - 5         After 5
                             Total          1 year          years          years         Years
                             -----          ------          -----          -----         -----

Certificates of deposit      $39,311        $33,241        $ 3,220       $ 2,850        $     -

FHLB advances                 41,570          3,050         10,520         7,500         20,500
                            --------       --------        -------       -------        -------
Total contractual
cash obligations             $80,881        $36,291        $13,740       $10,350        $20,500

         The long-term debt obligations consist of certificates of deposit and advances from the Federal Home Loan Bank. The above schedule represents principal payments only and does not include interest.

CAPITAL RESOURCES

         Shareholders' equity was $22.5 million at March 31, 2003, an increase of $0.4 million from $22.1 million as of December 31, 2002. The increase was mainly attributable to the growth in net income offset by the net reduction in the unrealized gain on securities available for sale.

         We are subject to regulatory capital requirements administered by the State of Indiana and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Since the Bank commenced operations, both the Corporation and the Bank have been categorized as "Well Capitalized," the highest classification contained within banking regulations. The capital ratios of the Corporation and the Bank as of March 31, 2003 are disclosed in the table below.


                                                                    Minimum Required To Be
                                           Minimum Required         Well Capitalized Under       Corporation's
                                              For Capital          Prompt Corrective Action         Capital      Bank's Capital
            March 31, 2003                 Adequacy Purposes             Regulations                 Ratio            Ratio

Ratio of Total Capital to Risk
   Weighted Assets                                 8.0%                     10.0%                     12.0%            11.6%
Ratio of Tier 1 Capital to Risk
   Weighted Assets                                 4.0%                      6.0%                     10.7%            10.4%
Ratio of Tier 1 Capital to
 Average Assets                                    4.0%                      5.0%                      8.1%             7.9%

RESULTS OF OPERATIONS

MARCH 31, 2003 COMPARED WITH MARCH 31, 2002

         OVERVIEW. Net income for the three-month period ended March 31, 2003 was $0.501 million as compared to $0.377 million for the same period of 2002 for an increase of $0.124 million or 32.9%. Income per common share for the three-month period ended March 31, 2003 increased to $0.30 basic and $0.29 diluted, up from a basic and diluted income per common share of $0.22 for the three-month period ended March 31, 2002. The improvement in net income during both time periods was primarily the result of an increase in net interest income.

         INTEREST INCOME. Interest income during the three-month period ended March 31, 2003 was $3.219 million, a 11.6% increase from the $2.883 million earned during the three-month period ended March 31, 2002. During the three-month period of 2003, earning assets averaged $250.0 million, an increase from average earning assets of $198.1 million during the same period of 2002. The growth in net interest income during the period was negatively impacted by the decline in the yield on earning assets. During the three-month periods ended March 31, 2003 and 2002, the weighted average yield on earning assets was 5.2% and 5.9%, respectively. The decrease in yields as compared to the previous three-month period of 2002 was primarily due to the continued decline in market interest rates. Interest income should continue to grow as the loan portfolio and other interest earning assets increase.

         INTEREST EXPENSE. Interest expense during the three-month period ended March 31, 2003 was $1.162 million, a 1.7% increase from the $1.143 million expensed during the three-month period ended March 31, 2002. During the three-month period of 2003, interest-bearing liabilities averaged $218.5 million, higher than the average interest-bearing liabilities of $172.5 million during the three-month period of 2002. Positively impacting interest expense during the three-month period of 2003 as compared to 2002 was the decline in the cost of interest-bearing liabilities. During the three-month periods of 2003 and 2002, interest-bearing liabilities had a weighted average rate of 2.2% and 2.7%, respectively, reflecting the above-mentioned decline in market interest rates.

         NET INTEREST INCOME. Net interest income during the three-month period ended March 31, 2003 was $2.057 million, an increase of 18.2% over the $1.740 million earned during the three-month period of 2002. The net interest margin on a fully tax equivalent (FTE) basis decreased from 3.5% during the three-month period of 2002 to 3.4% in the three-month period of 2003. As the Bank experienced significant asset growth during the first quarter of 2003 when compared to the same time period in 2002, net interest margin decreased only slightly due to our ability to reduce funding costs as the yields on our earnings assets declined.

         ALLOWANCE FOR LOAN LOSSES. Provisions to the allowance for loan losses during the three-month period ended March 31, 2003 were $0.077 million, a decrease from the $0.178 million expensed during the same time period of 2002. The allowance for loan losses as a percentage of total loans outstanding as of March 31, 2003 was 1.52%, compared to 1.58% at March 31, 2002. The decrease in the allowance for loan losses as a percentage of total loans receivable was primarily a result of management's risk assessment of the portfolio and was influenced by a decrease in the amount of credit exposure on the internal watchlist, which occurred during the first quarter. The risk assessment is based on numerous statistical and other factors including the specific asset class of each loan (i.e. commercial, residential or consumer), the internal risk rating of each loan, specific industry concentrations, an assessment for large dollar and unsecured loans and specific reserves for watch list credits.

         In each accounting period, the allowance for loan losses is adjusted to the amount believed necessary to maintain the allowance at adequate levels. Through the loan review and credit department, we attempt to allocate specific portions of the allowance for loan losses based on specifically identifiable problem loans. The evaluation of the allowance for loan losses is further based on, although not limited to, consideration of the internally prepared Loan Loss Reserve Analysis ("Reserve Analysis"), composition of the loan portfolio, third party analysis of the loan administration processes and loan portfolio and general economic conditions. In addition, the Bank's status as a relatively new banking organization and the rapid loan growth since inception is taken into account.

         The Reserve Analysis, used since the inception of the Bank and completed quarterly, applies reserve allocation factors to outstanding loan balances to calculate an overall allowance dollar amount. For commercial loans, which continue to comprise a vast majority of our total loans, reserve allocation factors are based upon the loan ratings as determined by our comprehensive loan-rating paradigm that is administered by our loan review function. For retail loans, reserve allocation factors are based upon the type of credit. The Reserve Analysis is reviewed regularly by senior management and the Board of

Directors and is adjusted periodically based upon identifiable trends and experience.

         We have not experienced any charge-offs from loans receivable since inception. Accordingly, in estimating the risk of loss in our loan portfolio we considered the level of charge-offs on loans experienced by peer financial institutions having a loan portfolio mix and risk characteristics similar to our loan portfolio. At March 31, 2003, no portion of the allowance for loan losses was allocated to impaired loan balances, as there were no loans considered impaired. Management believes the allowance for loan losses at March 31, 2003 was adequate to absorb losses in the loan portfolio, including potential losses due to the slowing economy. However, there can be no assurance that the allowance for loan losses will be adequate to cover actual losses.

         NONINTEREST INCOME. Noninterest income during the three-month period ended March 31, 2003 was $0.114 million, a decrease of 42.1% over the $0.197 million earned during the same time period in 2002. The reduction in noninterest income was attributable to no gains on the sale of securities being reported during the three-month period ended March 31, 2003, compared to $0.083 million reported during the same period of 2002.

         NONINTEREST EXPENSE. The main components of noninterest expense were salaries and employee benefits, occupancy and equipment, data processing and professional fees for the three-month period ended March 31, 2003 and 2002. Noninterest expense for the three-month period of 2003 was $1.320 million as compared to $1.176 million in the same period of 2002. Management continues to control overhead expenses without impairing the quality of service provided to clients.

         Salaries and employee benefits experienced the most significant dollar increase of any noninterest expense component. For the three-month period of 2003, total salaries and employee benefits were $0.886 million compared to $0.759 million for 2002. The increases were primarily attributable to the increase in the number of employees required to service the increased client base, as well as merit and cost of living raises. Also, as noted in the financial statements, stock option expense was recorded in the income statement for the first time during the first quarter of 2003.

         Monitoring and controlling noninterest costs, while at the same time providing high quality service to clients, is one of our top priorities. Our efficiency ratio, computed by dividing noninterest expenses by net interest income plus noninterest income, less one time gains or charges was 60.8% and 63.3% during the first quarter of 2003 and 2002, respectively. A higher level of net revenue growth (net interest income plus noninterest income, less one time gains or charges) when compared to the growth in overhead costs has lead to improved efficiency ratios and overall profitability.

         TAXES. Income tax expense was $0.273 million during the first three-months of 2003 compared to $0.206 million during the same period of 2002. The effective tax rate for the three-month period ended March 31, 2003 and 2002 was 35.3%. As we continue to be profitable, we will continue to report income tax expense.

STOCK OPTIONS

         Effective January 1, 2003, the Corporation adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, prospectively for all new awards granted after January 1, 2003. Awards under the Corporation's stock-based compensation plan vest over various periods. Therefore, the expense related to stock-based compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of Statement 123. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period.




                                                                     Three-Month Periods Ended March 31,
                                                              --------------------------------------------
                                                                        2003             2002
                                                              --------------------------------------------
                                                                 (000s omitted, except per share data)
Net income, as reported                                                  $   501           $   377

Add: Stock-based compensation expense
  included in reported net income, net of
  related tax effects                                                         15                 -

Deduct: Total stock-based compensation
  expense determined under fair value
  methods for all awards, net of related tax
  effects                                                                   (70)              (56)
                                                                            ----              ----

Proforma net income                                                       $  446           $   321
                                                                         =======           =======

Reported income per common share:
  Basic                                                                  $  0.30           $  0.22
  Diluted                                                                   0.29              0.22

Proforma income per common share:
  Basic                                                                     0.27              0.19
  Diluted                                                                   0.26              0.19


EARNINGS PER SHARE

         Earnings per share are based on the weighted average number of shares outstanding during each period. Diluted earnings per share shows the dilutive effect of stock options, where applicable. The weighted average share reconciliation is as follows:

                                                              Three-Month Periods Ended March 31,
                                                              --------------------------------------
                                                                       2003             2002
                                                              --------------------------------------

Basic                                                                1,679,105        1,678,498

Effect of stock options                                                 61,350           21,045
                                                                     ---------        ---------

Diluted                                                              1,740,455        1,699,543
                                                                     =========        =========


MANAGEMENT OF INTEREST SENSITIVITY

         Our primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. Interest rate risk is the exposure of our financial condition to adverse movements in interest rates. We derive our income primarily from the excess of interest collected on our interest-earning assets over the interest paid on our interest-bearing liabilities. The rates of interest we earn on our assets and owe on our liabilities generally are established contractually for a period of time. Since market interest rates change over time, we are exposed to lower profitability if we cannot adapt to interest rate changes. Accepting interest rate risk can be an important source of profitability and shareholder value. However, excessive levels of interest rate risk could pose a significant threat to our earnings and capital base. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to our safety and soundness.

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

         We conducted multiple simulations as of March 31, 2003, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred. Results of the simulation suggest that we could expect net interest income to increase by approximately $219,000, if interest rates gradually decline by 100 basis points over the next twelve months, and to decrease approximately $90,000, if interest rates gradually increase 100 basis points over the next twelve months, from forecast levels of net interest income absent any changes in rates. These variances in net interest income were within our policy parameters established to manage interest rate risk. Other simulations are run quarterly looking at changes to net interest income given 200 and 300 basis point changes in interest rates.

         The third interest rate risk measurement used is commonly referred to as an "EVE" analysis or an Economic Value of Equity analysis. Like the simulation analysis, we believe that this methodology provides a more accurate measurement of interest rate risk than the GAP analysis, and therefore, serves as one of our primary interest rate risk measurement techniques. The EVE analysis assesses the impact to the value of equity given potential changes in market interest rates. Key assumptions in the model include prepayment speeds on various loans, discount rates and the duration of assets and liabilities as determined by the federal regulatory agencies. These assumptions are inherently uncertain, subject to fluctuation and revision in a dynamic environment; therefore, the model cannot precisely estimate the value of equity or exactly predict the impact that higher or lower interest rates will have on the value of equity. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions and the company's strategies, among other factors.

         Results of the economic value of equity analysis done as of March 31, 2003, suggest that we could expect the value of our equity to increase 5.8% and 10.3%, if there was an immediate interest rate shift upward of 100 and 200 basis points, respectively and to decrease 7.1%, if there was an immediate interest rate shift downward of 100 basis points. Management believes the different scenarios indicate a bank that has relatively low overall interest rate risk.

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

ITEM 3.           CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Corporation's disclosure controls and procedures (as defined in Section 13(a)-14(c) under the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Chief Executive Officer and Principal Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this quarterly report. The Corporation's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed in the reports the Corporation files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         (b) Changes in Internal Controls: In the quarter ended March 31, 2003, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As a depository of funds, the Bank may occasionally be named as a defendant in lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. Such litigation is incidental to the Bank's business.

         We are not aware of any pending litigation against the Corporation or the Bank.

ITEM 2.  CHANGES IN SECURITIES
         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

ITEM 5.  OTHER INFORMATION
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  99.1     Certification of Chief Executive Officer
                  99.2     Certification of Chief Financial Officer

         (b)      Reports on Form 8-K

                  A report on Form 8-K was filed on January 23, 2003 under Item 5, which reported, in the form of a press release, that the Corporation will expense stock options after January 1, 2003.

                  A report on Form 8-K was filed on February 11, 2003 under Item 5, which reported, in the form of a press release, that the Corporation filed an application with the Nasdaq Stock Market, Inc. to list its common stock on the Nasdaq SmallCap Market.

A report on Form 8-K was filed on March 28, 2003 under Item 5, which reported, in the form of a press release, that the Nasdaq Stock Market, Inc. approved its application for the listing of the Corporation's common stock on the Nasdaq SmallCap Market.

A report on Form 8-K was filed on April 21, 2003 under Item 12, which reported, in the form of a press release, the Corporation's financial results for the quarter ended March 31, 2003.

A report on Form 8-K was filed on April 29, 2003 under Item 12, which disclosed a letter to stockholders regarding the Corporation's financial results for the quarter ended March 31, 2003 and other corporate information.


SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ST. JOSEPH CAPITAL CORPORATION
                                   (Registrant)


Date:  May 13, 2003                /s/ John W. Rosenthal
                                   ---------------------------------------------
                                   John W. Rosenthal
                                   President

Date:  May 13, 2003                /s/ Edward R. Pooley
                                   ---------------------------------------------
                                   Edward R. Pooley
                                   Principal Financial Officer

I, John W. Rosenthal, Chief Executive Officer of St. Joseph Capital Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of St. Joseph Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
                      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003
                                                         /s/ John W. Rosenthal
                                                         -----------------------
                                                         John W. Rosenthal
                                                         Chief Executive Officer

I, Edward R. Pooley, Chief Financial Officer of St. Joseph Capital Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of St. Joseph Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
                      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 13, 2003
                                                     /s/ Edward R. Pooley
                                                     ---------------------------
                                                     Edward R. Pooley
                                                     Principal Financial Officer