Form 10QSB
period 2003-06-30
ST JOSEPH CAPITAL CORP
filed 2003-08-13
CIK 1015856

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


         x         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                   For the Quarterly Period ended June 30, 2003

         o         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from __________ to __________

                        Commission File Number: 000-50219

                         ST. JOSEPH CAPITAL CORPORATION
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)

          DELAWARE                                            35-1977746
---------------------------------                       ---------------------
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

         1,679,105 shares of common stock, $0.01 par value per share, were outstanding as of August 12, 2003.

         Transitional Small Business Disclosure Format (check one):
Yes     No  X
    ---    ---

                                TABLE OF CONTENTS

                                                                                               PAGE
                                                                                              NUMBER
                                                                                              ------
                         PART I -- FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets,
                           June 30, 2003 (Unaudited) and December 31, 2002 (Audited)             3

                  Condensed Consolidated Statements of Income,
                           Three Months Ended June 30, 2003 and 2002 (Unaudited)
                           Six Months Ended June 30, 2003 and 2002 (Unaudited)                   4

                  Condensed Consolidated Statements of Changes in Shareholders' Equity,
                           Three Months Ended June 30, 2003 and 2002 (Unaudited)
                           Six Months Ended June 30, 2003 and 2002 (Unaudited)                   5

                  Condensed Consolidated Statements of Cash Flows,
                           Six Months Ended June 30, 2003 and 2002 (Unaudited)                   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                               7

ITEM 3.  CONTROLS AND PROCEDURES                                                                16

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                      16

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                              16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                        17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                    17

ITEM 5.  OTHER INFORMATION                                                                      17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                       17

SIGNATURES                                                                                      18

PART I -- FINANCIAL INFORMATION

ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (000S OMITTED, EXCEPT PER SHARE DATA)

                                                                             JUNE 30,  DECEMBER 31,
ASSETS                                                                         2003       2002
                                                                            (UNAUDITED) (AUDITED)
                                                                             --------   --------
            Cash and due from banks                                          $ 21,799   $ 20,468
            Interest-bearing deposits in other financial institutions             167        469
            Federal funds sold                                                     --         --
                                                                             --------   --------
                        Total cash and cash equivalents                        21,966     20,937
            Securities available-for-sale                                      39,968     38,580
            Federal Home Loan Bank (FHLB) stock, at cost                        2,182      2,154
            Loans receivable, net of allowance for loan losses of
               $3,129 at June 30, 2003, $2,990 at December 31, 2002           204,157    189,094
            Accrued interest receivable                                         1,022      1,031
            Premises and equipment, net                                         1,314      1,304
            Other assets                                                          903        740
                                                                             --------   --------
                        Total assets                                         $271,512   $253,840
                                                                             ========   ========


LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
            Deposits
                  Noninterest-bearing                                        $ 30,763   $ 29,976
                  Interest-deposits                                           164,218    147,698
                                                                             --------   --------
                        Total deposits                                        194,981    177,674
            Federal funds purchased                                             5,000         --
            Securities sold under agreements to repurchase                      8,862     10,280
            FHLB advances                                                      39,070     43,070
            Accrued interest payable                                              117        252
            Other liabilities                                                     287        423
                                                                             --------   --------
                        Total liabilities                                     248,317    231,699

SHAREHOLDERS' EQUITY
            Common stock, $0.01 par value, 2,500,000 shares authorized;
                  1,679,105 shares issued and outstanding at June 30, 2003
                  and December 31, 2002                                            17         17
            Additional paid in capital                                         18,359     18,342
            Retained earnings                                                   4,219      3,210
            Accumulated other comprehensive income, net                           600        572
                                                                             --------   --------
                        Total shareholders' equity                             23,195     22,141
                                                                             --------   --------

                        Total liabilities and shareholders' equity           $271,512   $253,840
                                                                             ========   ========

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (000S OMITTED, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS     THREE MONTHS     SIX MONTHS       SIX MONTHS
                                                                ENDED            ENDED           ENDED            ENDED
                                                            JUNE 30, 2003    JUNE 30, 2002   JUNE 30, 2003    JUNE 30, 2002
                                                            --------------  ---------------  -------------    -------------
Interest and dividend income
            Loans receivable, including fees                     $2,789          $2,518          $5,576          $4,900
            Securities available for sale - taxable                 277             341             600             729
            Securities available for sale -- tax exempt              63              43             130             116
            FHLB stock                                               22              26              52              50
            Federal funds sold                                        5               5              10              14
            Other interest earning assets                             1              11               9              19
                                                                 ------          ------          ------          ------
                        Total interest and
                        dividend income                           3,157           2,944           6,377           5,828

Interest expense
            Deposits                                                577             714           1,210           1,394
            Federal funds purchased                                  28              20              36              28
            Securities sold under agreements to
               repurchase                                            12              25              26              54
            FHLB advances                                           506             415           1,013             842
                                                                 ------          ------          ------          ------
                        Total interest expense                    1,123           1,174           2,285           2,318
                                                                 ------          ------          ------          ------

Net interest income                                               2,034           1,770           4,092           3,510

Provision for loan losses                                            62             122             139             300
                                                                 ------          ------          ------          ------

Net interest income after
  provision for loan losses                                       1,972           1,648           3,953           3,210

Noninterest income
            Gain on sales and calls of securities
               available for sale, net                               33              57              33             140
            Other income                                            127             109             241             223
                                                                 ------          ------          ------          ------
                        Total noninterest income                    160             166             274             363

Noninterest expense
            Salaries and employee benefits                          905             773           1,791           1,533
            Stock option expense                                     15              --              30              --
            Occupancy and equipment                                  95             105             198             226
            Other expense                                           338             308             655             602
                                                                 ------          ------          ------          ------
                        Total noninterest expense                 1,353           1,186           2,674           2,361
                                                                 ------          ------          ------          ------

Income before income taxes                                          779             628           1,553           1,212

Income tax expense                                                  271             227             544             433
                                                                 ------          ------          ------          ------

Net income                                                       $  508          $  401          $1,009          $  779
                                                                 ======          ======          ======          ======

Basic income per common share                                    $  .30          $  .24          $  .60          $  .46
                                                                 ======          ======          ======          ======
Diluted income per common share                                  $  .29          $  .23          $  .58          $  .45
                                                                 ======          ======          ======          ======

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (000S OMITTED)

                                                               THREE MONTHS      THREE MONTHS       SIX MONTHS        SIX MONTHS
                                                                   ENDED             ENDED             ENDED             ENDED
                                                               JUNE 30, 2003     JUNE 30, 2002     JUNE 30, 2003     JUNE 30, 2002
                                                                   TOTAL             TOTAL             TOTAL             TOTAL
                                                                SHAREHOLDERS'     SHAREHOLDERS'     SHAREHOLDERS'     SHAREHOLDERS'
                                                                   EQUITY            EQUITY            EQUITY            EQUITY
                                                                  --------          --------          --------           --------

                                                                                      (DOLLARS IN THOUSANDS)

BALANCE AT BEGINNING OF PERIOD:                                   $ 22,535          $ 20,250          $ 22,141           $ 20,015

Comprehensive income:
            Net income                                                 508               401             1,009                779

            Net change in unrealized
              Gain on securities available for sale,
              net of tax effects of $91 and $19 for 2003
              and $236 and $132 for 2002                               137               351                29                197
                                                                  --------          --------          --------           --------

                        Total comprehensive income                     645               752             1,038                976

Proceeds from issuance of
  Common stock upon exercise of stock options                           --                --                61                 11

Repurchase and retirement
  of common stock                                                       --                --               (75)                --

Stock option expense                                                    15                --                30                 --
                                                                  --------          --------          --------           --------

BALANCE AT END OF PERIOD:                                         $ 23,195          $ 21,002          $ 23,195           $ 21,002
                                                                  ========          ========          ========           ========

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000S OMITTED)


                                                                         Six Months        Six Months
                                                                            Ended            Ended
                                                                        June 30, 2003     June 30, 2002
                                                                        -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                          $  1,009           $    779
      Adjustments to reconcile net income to net cash
        from operating activities
            Depreciation                                                        83                114
            Provision for loan loss                                            139                300
            Net amortization on securities
                  available for sale                                           113                 97
            Gain on sales and calls of securities
                  available for sale, net                                      (33)              (140)
            Stock option expense                                                30                  -
            Net change in:
                  Accrued interest receivable                                    9                 29
                  Other assets                                                (181)              (140)
                  Accrued interest payable                                    (135)                30
                  Other liabilities                                           (136)               (39)
                                                                          --------           --------
                              Net cash from operating activities               898              1,030
                                                                          --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of securities available for sale                            (16,846)           (13,159)
      Proceeds from sales of securities available for sale                   5,665              6,102
      Proceeds from maturities and calls of securities
            available for sale                                               9,760             13,250
      Purchase of FHLB stock                                                   (28)               (75)
      Net change in loans receivable                                       (15,202)           (17,934)
      Purchase of premises and equipment, net                                  (93)               (96)
                                                                          --------           --------
            Net cash from investing activities                             (16,744)           (11,912)
                                                                          --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net change in deposits                                                17,307             32,970
      Net change in securities sold under agreements
            to repurchase                                                   (1,418)            (1,467)
      Federal funds purchased                                                5,000                 --
      Proceeds from FHLB advances                                               --              5,000
      Repayment of FHLB advances                                            (4,000)            (1,500)
      Proceeds from the issuance of common stock                                61                 11
      Repurchase and retirement of common stock                                (75)                --
                                                                          --------           --------

   Net cash from financing activities                                       16,875             35,014
                                                                          --------           --------

Net change in cash and cash equivalents                                      1,029             24,132
Cash and cash equivalents at beginning of period                            20,937             20,021
                                                                          --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 21,966           $ 44,153
                                                                          ========           ========

Supplemental disclosures of cash flow information
      Cash paid during the period for
            Interest                                                      $  2,420           $  2,288
            Income taxes                                                  $    635           $    506

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

         This document contains, and future oral and written statements of the company and our management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to our financial condition, results of operations, plans, objectives, future performance and business. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of our management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events.

         Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, the following:

     o The strength of the United States economy in general and the strength of the local economies in which we conduct our operations, which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.
     o The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks.
     o The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance, and monetary and financial matters.
     o The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Board of Governors of the Federal Reserve System.
     o Our ability to compete with other financial institutions as effectively as we currently intend due to increases in competitive pressures in the financial services sector.
     o   Our inability to obtain new clients and to retain existing clients.
     o The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.
     o Technological changes implemented by us and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to us and our clients.
     o Our ability to develop and maintain secure and reliable electronic systems.
     o Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.
     o Consumer spending and saving habits which may change in a manner that affects our business adversely.
     o Business combinations and the integration of acquired businesses that may be more difficult or expensive than expected.
     o   The costs, effects and outcomes of existing or future litigation.
     o Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.
     o Our ability to manage the risks associated with the foregoing as well as anticipated.

         These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning our business including other factors that could materially affect our financial results is included in our filings with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

         The accounting and reporting policies of the company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. As described under "regulation and supervision," contained in our Form 10-KSB filing, the banking industry is highly regulated. In cases where estimates or management judgment are required, internal controls and processes are established to provide assurance that such estimates and management judgments are materially correct to the best of management's knowledge. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that relating to its allowance for loan losses.

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

OVERVIEW

         St. Joseph was formed in February 1996 for the purpose of organizing St. Joseph Capital Bank. The bank opened in February 1997 with $10.0 million in assets and grew to $271.5 million as of June 30, 2003. We expect continued opportunities for growth, even though the rate of growth will probably be slower than we have experienced to date.

         The following discussion provides additional information regarding our operations for the three month and six month periods ended June 30, 2003 and 2002, and financial condition as of June 30, 2003, and December 31, 2002. This discussion should be read in conjunction with our consolidated financial statements and the accompanying notes thereto and other information in our Form 10-KSB for 2002. Results for the three month and six month periods ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003.

            In July, 2003, we completed a sale of $3,000,000 in trust preferred securities through St. Joseph Capital Trust I, our newly formed trust subsidiary. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from the company. It is our intent to contribute the proceeds from the sale to the bank as capital to support future growth in assets, primarily loans. The variable interest rate is based off LIBOR and is paid quarterly. The debentures will mature and the capital securities must be redeemed in 2033, although we have the option to shorten the maturity date to a date not earlier than September 30, 2008, pending the prior approval of the Board of Governors of the Federal Reserve System, if required. We may also redeem the capital securities prior to 2008 in the event of certain changes in tax or regulatory capital rules.

FINANCIAL CONDITION

         During the six months ended June 30, 2003, assets increased from $253.8 million on December 31, 2002, to $271.5 million on June 30, 2003. This represents a total increase in assets of $17.7 million, or 7.0%. The asset growth was comprised primarily of a $15.1 million increase in net loans, a $1.4 million increase in securities available for sale and a $1.0 million increase in cash and cash equivalents. The increase in total assets was primarily funded by $17.3 million of growth in deposits and an increase of $5.0 million in federal funds purchased, offset by a $4.0 million decrease in FHBL advances and a $1.4 million decrease in securities sold under agreement to repurchase.

         Loans receivable net of allowance were $204.2 million at June 30, 2003, reflecting an 8.0% increase from $189.1 million at December 31, 2002. Commercial loans increased by $13.0 million during the six-month period ended June 30, 2003 and totaled $135.3 million, or 65.3% of the total loan portfolio. The continued significant concentration of the loan portfolio in commercial loans and the rapid growth of this position of our lending business is consistent with our stated strategy of focusing on small to mid-size businesses. Our commercial lending business generates the greatest amount of local deposits, and a major source of our demand deposits.

         Residential mortgage loans increased by $3.7 million and consumer loans decreased by $1.5 million during the six-month period ended June 30, 2003. As of June 30, 2003, these loan types totaled a combined $72.0 million, or 34.7% of the total loan portfolio. Although residential mortgage loan and consumer loan portfolios are expected to increase in future periods, given our stated strategy, the commercial sector of the lending efforts and resultant assets are expected to remain the dominant loan portfolio category.

         The quality of our loan portfolio remains strong. We have not experienced any charge-offs since inception. We believe we have instilled a strong credit culture within our lending department as it pertains to the underwriting and administration processes. More than 94.4% of the loan portfolio consists of loans extended directly to companies and individuals doing business and residing within our market area or having strong, long-standing ties to management. The remaining portion is comprised of commercial loans participated with certain non-affiliated commercial banks outside of our immediate area, which are underwritten using the same loan underwriting criteria as though our bank were the originating bank.

         There has been new evidence of an improving economy during the most recent fiscal quarter; yet market interest rates remain near historically low levels. During this period, we continued to grow our loan portfolio and have maintained our interest rate spread, while experiencing no change in asset quality or in non-performing loan totals. However, given the uncertainty of the current economic environment we could experience some increase in problem assets, which could possibly result in losses on loans.

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

         While management's periodic analysis of the adequacy of the allowance for loan losses may result in the allocation of portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that might occur.

         Securities available for sale totaled $40.0 million at June 30, 2003, which represented an increase of $1.4 million, from $38.6 million at December 31, 2002. Purchases during the six months ended June 30, 2003 totaled $16.9 million, with maturities, calls and repayments totaling $9.8 million. There were $5.7 million in securities sold during the six month period ended June 30, 2003. The gain on the sale of securities totaled $33,000. The investment portfolio continues to be made up of U.S. Government bonds, U.S. Government Agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government Agencies, Collateralized Mortgage Obligations ("CMO's"), investment grade tax-exempt municipal securities, corporate bonds and Federal Home Loan Bank stock.

         Cash and cash equivalents increased by $1.1 million to $22.0 million at June 30, 2003, from $20.9 million at December 31, 2002. This increase was primarily the result of the increase in cash and due from banks. Cash and due from banks represented cash maintained at correspondent banks in the form of demand deposits as well as cash maintained at the Federal Reserve Bank of Chicago. The increase is a result of the fluctuations in the size of the daily cash letter that occurs during the normal course of growing our business.

         Deposits increased $17.3 million during the six-month period ended June 30, 2003, totaling $195.0 million at June 30, 2003, from $177.7 million at December 31, 2002. Certificates of deposit, comprising 15.8% of total deposits, decreased $8.9 million during the six month period ended June 30, 2003. Savings, NOW and money market accounts, comprising 68.4% of total deposits, increased $25.4 million during the six-month period ended June 30, 2003. Noninterest-bearing demand deposits increased $0.8 million during the six month period ended June 30, 2003 and comprised 15.8% of total deposits.

         Federal funds purchased increased $5.0 million during the six month period ended June 30, 2003. Federal funds purchased are used as temporary funding sources by the bank to meet short-term liquidity needs. We have federal funds purchased lines established at correspondent banks.

         Federal Home Loan Bank of Indianapolis ("FHLB") advances decreased by $4.0 million to $39.1 million as of June 30, 2003 from $43.1 million at December 31, 2002. The decrease in FHLB advances was a result of normal maturities and calls. Management uses FHLB advances primarily to assist in the overall asset and liability management of the bank and for general liquidity purposes. As of June 30, 2003, the bank held $2.2 million of FHLB stock.

         Securities sold under agreement to repurchase decreased by $1.4 million during the six-month period ended June 30, 2003. As part of our sweep accounts, collected funds from business clients' noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Although not considered a deposit account and therefore not FDIC insured, the repurchase agreements have historically been a very stable source of funding.


LIQUIDITY


         Liquidity is measured by our ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans and securities and net profits. These monies are used to fund loan requests, meet deposit withdrawals, maintain reserve requirements, and support our operations. Liquidity is primarily achieved through the growth of deposits (both local and out-of-area) and by maintaining liquid assets such as securities available for sale, matured securities, and federal funds sold. Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that manages interest rate risk and assists in achieving an acceptable level of profitability. An important part of the overall asset and liability management process is providing adequate liquidity.


         Our liquidity strategy is to fund loan growth with deposits, repurchase agreements, and FHLB advances and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from depositors located in the market area have consistently increased, the growth has not been sufficient at times to meet the substantial loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds, we have obtained certificates of deposit from customers outside of the market area and placed by deposit brokers for a fee, as well as certificates of deposit obtained from the deposit owners directly. As of June 30, 2003, brokered deposits totaled $3.0 million, or 1.5% of combined deposits and repurchase agreements, compared to $10.0 million, or 5.3% of combined deposits and repurchase agreements, as of December 31, 2002. The acceptance of brokered deposits is expected to be an ongoing activity due to our planned future growth.

         Our bank has the ability to borrow money on a daily basis through correspondent banks via established federal funds purchased lines; however, this is viewed as only a secondary and temporary source of funds. The average balance of federal funds sold during the six months ended June 30, 2003 equaled $1.6 million, compared to a $3.7 million average federal funds purchased.

         As a member of the FHLB, our bank has access to the FHLB's borrowing programs. Based on ownership of FHLB stock and available collateral at June 30, 2003, our bank could borrow up to approximately $59.1 million. As of June 30, 2003, we have $39.1 million outstanding in FHLB advances. The availability will continue to increase as the loan and the investment portfolios grow in the future.

         In addition to typical loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of June 30, 2003, our bank had a total of $70.6 million in unfunded loan commitments and $4.1 million in unfunded standby letters of credit. We monitor fluctuations in loan balances and commitment levels, and include such data in managing overall liquidity.

OFF-BALANCE SHEET ACTIVITIES

         At June 30, 2003, and December 31, 2002, the following financial instruments were outstanding where contract amounts represent credit risk (000s omitted):

                                                        Contract Amount
                                                        ---------------
                                                June 30, 2003  December 31, 2002
                                                -------------  -----------------

Commitments to grant loans                         $ 6,001          $10,034
Unfunded commitments under lines-of-credit          64,585           64,086
Commercial and standby letters of credit             4,119            2,165


CONTRACTUAL OBLIGATIONS

                             Payments Due by Period
                                  (Dollars in
                                   Thousands)

                                                             Less than         1 -- 3           4 - 5          After 5
                                             Total            1 Year           Years            Years           Years
                                             -----            ------           -----            -----           -----

Certificates of deposit                     $30,860          $25,448          $ 3,253          $ 2,159          $     -

FHLB advances                                39,070              550           10,520            7,500           20,500
                                            -------          -------          -------          -------          -------
Total contractual cash obligations          $69,930          $25,998          $13,773          $ 9,659          $20,500

         The long-term debt obligations consist of certificates of deposit and advances from the Federal Home Loan Bank. The above schedule represents principal payments only and does not include interest.

CAPITAL RESOURCES

         Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth. Shareholders' equity increased by $1.1 million during the first six months of 2003, from $22.1 million on December 31, 2002, to $23.2 million at June 30, 2003. The increase is attributable to net income of $1.0 million recorded during the first six months of 2003. Shareholders' equity was positively impacted during the first six months of 2003 by a $29,000 mark-to-market adjustment for available for sale securities as defined in SFAS No. 115.

         We are subject to regulatory capital requirements primarily administered by federal banking regulatory agencies. Failure to meet the various capital requirements can cause regulatory action that could have a direct material effect on the financial statements. Since our bank commenced operations, both the holding company and our bank have been categorized as "Well Capitalized," the highest classification contained within the banking regulations.

          The components of total risk-based capital are Tier 1 capital and Tier 2 capital. Tier 1 capital is total shareholders' equity less intangible assets. Tier 2 capital is Tier 1 capital plus a portion of the allowance for loan losses. The allowance for loan losses is includable in Tier 2 capital up to a maximum of 1.25% of risk-weighted assets. The net unrealized appreciation (depreciation) on securities available for sale, net of tax, is not considered in meeting regulatory capital requirements. The following table provides the minimum regulatory capital requirements and the actual capital ratios at June 30, 2003:


                                                      Minimum Required     Minimum Required To Be
                                                        For Capital        Well Capitalized Under       Company's
                                                      -----------------   Prompt Corrective Action       Capital     Bank's Capital
               June 30, 2003                          Adequacy Purposes         Regulations               Ratio           Ratio
-----------------------------------------------       -----------------   -------------------------     ---------    --------------
Ratio of Total Capital to Risk Weighted Assets                8.0%                  10.0%                 12.3%           11.8%

Ratio of Tier 1 Capital to Risk Weighted Assets               4.0%                   6.0%                 11.0%           10.5%

Ratio of Tier 1 Capital to Average Assets                     4.0%                   5.0%                  8.5%            8.1%


         The bank and the company exceeded the applicable minimum regulatory capital requirements at June 30, 2003 and were considered well capitalized.

         Our ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We have not paid cash dividends on our common stock since our formation in 1996.

RESULTS OF OPERATIONS

         Net income for the six-month period ended June 30, 2003, was $1.0 million as compared to $0.8 million for the same period in 2002 for an increase of $0.2 million or 29.5%. Income per common share for the first six months of 2002 increased to $.60 basic and $.58 fully-diluted, up from $.46 basic and $.45 fully-diluted income per common share for the first six months of 2002. Net income for the three-month period ended June 30, 2003 was $.5 million as compared to $.4 million for the same period in 2002 for an increase of $.1 million or 26.7%. Income per common share for the three-month period ended June 30, 2003 increased to $.30 basic and $.29 fully-diluted from $.24 basic and $.23 fully-diluted income per common share for the three months ended June 30, 2002. The improvement in net income was primarily the result of an increase in net interest income and continued operational efficiencies.

         Interest income increased by $0.6 million, from $5.8 million for the six-month period ended June 30, 2002, to $6.4 million for the six-month period ended June 30, 2003, and for the three-month ended June 30, 2002 and 2003, interest income was $2.9 million and $3.2 million, respectively. The 9.4% increase in interest income for the six months ended June 30, 2003 and the 7.2% increase in interest income for the three months ended June 30, 2003 was attributable to an increase in average outstanding balances in interest earning assets, principally loans receivable. During the first six months of 2003, earning assets averaged $249.4 million, a level significantly higher than the average earnings assets of $200.5 million during the same period in 2002. During the three month period ended June 30, 2003, average earning assets were $248.8 million, also a level significantly higher than the average earning assets of $203.0 million during the same period in 2002. During the first six months of 2003 and 2002, earning assets had an average yield of 5.16% and 5.86%, respectively, and for the three months ended June 30, 2003 and 2002, earning assets had an average yield of 5.09% and 5.82%, respectively. The decrease in the weighted average yield was primarily due to the decline in market rates, with many interest rate indices currently near historical lows.

          Interest expense remained stable at $2.3 million during the six-month periods ended June 30, 2003, and June 30, 2002, declining only $33,000. For the three months ended June 30, 2003 and 2002, interest expense decreased slightly and was $1.1 million and $1.2 million, respectively. The slight decline in interest expense for both periods was primarily attributable to the decline in the cost of interest-bearing liabilities despite the significant growth in interest-bearing liabilities. During the first six months of 2003, interest-bearing liabilities averaged $217.1 million, a level significantly higher than the average interest-bearing liabilities of $173.3 million during the same period in 2002. During the three month period ended June 30, 2003, average interest-bearing liabilities were $215.8 million, also a level significantly higher than the average interest-bearing liabilities of $174.3 million during the same period in 2002. During the first six months of 2003 and 2002, interest-bearing liabilities had an average annualized cost of 2.12% and 2.70%, respectively, and for the three months ended June 30, 2003 and 2002, interest-bearing liabilities had an average annualized cost of 2.09% and 2.70%, respectively. The decrease in average cost was primarily attributable to the decline in interest rates.

         Net interest income during the first six months of 2003 was $4.1 million, an increase of $.6 million or 16.6% more than the $3.5 million earned during the same period of 2002. During the three months ended June 30, 2003, net interest income was $2.0 million, an increase of $.2 million or 14.9% more than the $1.8 million earned during the same period of 2002. The increase in net interest income was due to the growth in earning assets that more than offset the decline in the margin. The net interest margin decreased from 3.53% during the first six months of 2002 to 3.31% during the first six months of 2003. The net interest margin decreased from 3.54% during the three months ended June 30, 2002, to 3.32% during the three month period ended June 30, 2003. The decline in the margin during both periods reflects the negative impact that declining interest rates had on net interest income as predicted in the monthly simulations performed during the twelve-month period.

         The provision for loan losses is established based on factors such as the local and national economy and the risk associated with the loans in the portfolio. The provision for loan losses was $139,000 for the six-month period ended June 30, 2003 compared to $300,000 in the same period in 2002. For the three months ended June 30, 2003, the provision for loan losses was $62,000 compared to $122,000 in the same period of 2002. The lower provision expense in the second fiscal quarter of 2003 compared to the second fiscal quarter of 2002 is primarily a result of a slowdown in the rate of growth of the loan portfolio. Net new loans during the second quarter of 2002 increased approximately $10.0 million compared to an increase in net new loans of $5.3 million during the second quarter of 2003. At June 30, 2003, the allowance for loan losses was $3.1 million or 1.51% of total loans receivable compared to $2.6 million or 1.56% at June 30, 2002. The decrease in the percentage of the allowance for loan losses to total loans receivable between periods was a result of the growth of the loan portfolio and management's risk assessment. The risk assessment is based on numerous statistical factors including the specific asset class of each loan (i.e. commercial, residential or consumer), the internal risk rating of each loan, specific industry concentrations, an assessment for large dollar and unsecured loans and specific reserves for watch list credits.

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

         The Reserve Analysis, used since the inception of our bank and completed quarterly, applies reserve allocation factors to outstanding loan balances to calculate an overall allowance dollar amount. For commercial loans, which continue to comprise a majority of our total loans, reserve allocation factors are based upon the loan ratings as determined by our comprehensive loan-rating paradigm that is administered by our loan review personnel. For retail loans, reserve allocation factors are based upon the type of credit. The Reserve Analysis is reviewed regularly by management and the Board of Directors and is adjusted periodically based upon identifiable trends and experience.

         We have not experienced any charge-offs from loans receivable since our inception in 1997. Accordingly, in estimating the risk of loss in our loan portfolio we considered the level of charge-offs on loans experienced by peer financial institutions having a loan portfolio mix and risk characteristics similar to our loan portfolio mix and risk characteristics. Management allocated approximately 67.7% of the allowance for loan losses to commercial loans, 12.3% to residential real estate mortgage loans and 5.1% to installment loans at June 30, 2003, leaving 14.9% unallocated. There were no non-performing loans at June 30, 2003. Although management believes the allowance for loan losses at June 30, 2003 was adequate to absorb existing losses in the loan portfolio, however, there can be no assurance that actual losses will not exceed the estimated amount.

         Noninterest income, excluding the net gains on sales of securities, increased by $18,000 from $223,000 for the six month period ended June 30, 2002 to $241,000 for the six month period ended June 30, 2003. For the three-month period ended June 30, 2003, noninterest income, excluding the net gains on sales of securities, increased by $18,000, from $109,000 for 2002 to $127,000 in 2003. The increases in noninterest income, excluding the net gains on sales of securities, in both periods was primarily due to increases in depository account service fees resulting from adding additional relationship based depository clients and the reduction of the earnings credit rate.

         As part of asset liability management, during the six-month period ended June 30, 2003, net gains on the sale of securities decreased $107,000, to $33,000 from $140,000, during the same period in 2002. During the three month period ended June 30, 2003, net gains on the sale of securities was $33,000, a decrease of $24,000 from $57,000 during the same period in 2002.

         Noninterest expense during the first six months of 2003 was $2.7 million, an increase of 13.3% over the $2.4 million expensed during the same period of 2002. For the three months ended June 30, 2003, noninterest expense was $1.4 million, an increase of 14.1% over the $1.2 million expensed during the same period of 2002. The increase in noninterest expense was primarily attributable to employee salaries and benefits, the largest component of our noninterest expense. The increase in employee salaries and benefits was a result of hiring additional staff in order to continue to grow our business as well as providing high quality client service. The level of full time equivalent employees increased from 47 at June 30, 2002 to 53 at June 30, 2003. General overhead expenses have also increased, reflecting the additional expenses required to service our clients in the manner that distinguishes us from the competition. Occupancy expense continues to decrease in both periods reflecting the efficiencies of operating the bank out of a single location.

         Income tax expense was $544,000 during the first six months of 2003 compared to $433,000 during the same period of 2002. The effective tax rates were 35.0% and 35.7% for the six month periods ended June 30, 2003 and 2002, respectively. Income tax was $271,000 during the three month period ended June 30, 2003 compared to $227,000 during the same period of 2002. The effective tax rates were 34.8% and 36.1% for the three month periods ended June 30, 2003 and 2002, respectively.

STOCK OPTIONS

         Effective January 1, 2003, the company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, prospectively for all new awards granted after January 1, 2003. Awards under the Company's stock-based compensation plan vest over various periods. Therefore, the expense related to stock-based compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of Statement 123. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period.

                                                     Three-Month Periods Ended June 30,         Six-Month Periods Ended June 30,
                                                     ----------------------------------         --------------------------------
                                                          2003                2002                 2003                  2002
                                                          ----                ----                 ----                  ----
                                                                        (000s omitted, except per share data)

Net income, as reported                                  $   508             $   401             $   1,009              $   779

Add: Stock-based compensation expense
  included in reported net income, net of
  related tax effects                                          9                   -                    18                    -

Deduct: Total stock-based compensation
  expense determined under fair value
  methods for all awards, net of related tax
  effects                                                      -                   -                   (78)                (140)
                                                         -------             -------             ---------              -------

Proforma net income                                      $   517             $   401             $     949              $   639
                                                         =======             =======             =========              =======

Reported income per common share:
  Basic                                                  $  0.30             $  0.24             $    0.60              $  0.46
  Diluted                                                   0.29                0.23                  0.58                 0.45

Proforma income per common share:
  Basic                                                     0.31                0.24                  0.56                 0.38
  Diluted                                                   0.29                0.23                  0.54                 0.37

EARNINGS PER SHARE

         Earnings per share are based on the weighted average number of shares outstanding during each period. Diluted earnings per share shows the dilutive effect of stock options, where applicable. The weighted average share reconciliation is as follows:

                                   Three-Month Periods Ended June 30,           Six-Month Periods Ended June 30,
                                   ----------------------------------           --------------------------------
                                      2003                  2002                  2003                  2002
                                      ----                  ----                  ----                  ----

Basic                               1,679,105             1,678,803             1,679,105             1,678,803

Effect of stock options                73,750                22,566                67,263                32,937
                                    ---------             ---------             ---------             ---------


Diluted                             1,752,855             1,701,369             1,746,368             1,711,740
                                    =========             =========             =========             =========


MANAGEMENT OF INTEREST RATE SENSITIVITY

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

         We conducted multiple simulations as of June 30, 2003, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred. Results of the simulation suggest that we could expect net interest income to increase by approximately $8,000, if interest rates gradually decline by 100 basis points over the next twelve months, and to decrease approximately $20,000, if interest rates gradually increase 100 basis points over the next twelve months, from forecast levels of net interest income absent any changes in rates. These variances in net interest income were within our policy parameters established to manage interest rate risk. Other simulations are run quarterly looking at changes to interest income given 200 and 300 basis point changes in interest rates.

         The third interest rate risk measurement used is commonly referred to as an Economic Value of Equity or "EVE" analysis. As well as the simulation analysis, we believe that this methodology provides a more accurate measurement of interest rate risk than the GAP analysis, and therefore, serves as one of our primary interest rate risk measurement techniques. The EVE analysis assesses the impact to the value of equity given potential changes in market interest rates. Key assumptions in the model include prepayment speeds on various loans, discount rates and the duration of assets and liabilities as determined by the federal regulatory agencies. These assumptions are inherently uncertain, subject to fluctuation and revision in a dynamic environment; therefore, the model cannot precisely estimate the value of equity or exactly predict the impact that higher or lower interest rates will have on the value of equity. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions and the company's strategies, among other factors.

         Results of the economic value of equity analysis done as of June 30, 2003, suggest that we could expect the value of our equity to increase 5.86% and 10.00%, if there were an immediate interest rate shift upward of 100 and 200 basis points and to decrease 8.86%, if there were an immediate interest rate shift downward of 100 basis points. The 200 basis point shift downward could not be calculated given the historical low levels of current rates. Management believes the different scenarios indicate that the company has a relatively low overall interest rate risk.

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

ITEM 3.  CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision and with the participation of the our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2003. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         As a depository of funds, St. Joseph Capital Bank may occasionally be named as a defendant in lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. Such litigation is incidental to the bank's business.

         We are not aware of any pending litigation against the company or the bank.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         On May 22, 2003, we held our annual meeting of stockholders. At the meeting, Anna Reilly Cullinan, Michael R. Leep, Sr. and John W. Rosenthal were elected to serve as Class I directors with terms expiring in 2006; Arthur H. McElwee, Jr. was elected to serve as a Class II director with a term expiring in 2004; David A. Eckrich was elected to serve as a Class III director with a term expiring in 2005. Continuing as Class II directors until 2004 are Brian R. Brady, Jeffrey V. Hammes and Jack K. Matthys. Continuing as Class III directors until 2005 are Todd B. Martin, Myron C. Noble and Carolyn Y. Woo, Ph.D. On July 17, 2003, Dr. Woo resigned from the board of directors to devote her full attention to her position at the University of Notre Dame. Ben Ziolkowski was elected by the Board of Directors to fill the vacancy created by the resignation of Dr. Woo.

         There were 1,679,105 issued and outstanding shares of common stock and there were 1,368,308 shares of common stock represented at the annual meeting. The voting on each item presented at the annual meeting was as follows:

         Election of Directors               Votes For         Votes Withheld
         ---------------------               ---------         --------------
         Anna Reilly Cullinan                1,367,203             1,105
         David A. Eckrich                    1,366,203             2,105
         Michael R. Leep, Sr.                1,365,553             2,755
         Arthur H. McElwee, Jr.              1,367,203             1,105
         John W. Rosenthal                   1,352,054             16,254

ITEM 5.  OTHER INFORMATION
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)      Exhibits

                  31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
                  31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
                  32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.
                  32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  A report on Form 8-K was filed on April 21, 2003 pursuant to
                  Item 12, which reported, in the form of a press release, our financial results for the quarter ended March 31, 2003.

                  A report on Form 8-K was filed on April 29, 2003 pursuant to
                  Item 12, which reported, in the form of a letter to stockholders, our financial results for the quarter ended March 31, 2003.

                  A report on Form 8-K was filed on July 18, 2003 pursuant to
                  Item 12, which reported, in the form of a press release and a letter to stockholders, our financial results for the quarter ended June 30, 2003.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ST. JOSEPH CAPITAL CORPORATION
                                         (Registrant)


Date:  August 12, 2003                   /s/ John W. Rosenthal
                                         --------------------------------------
                                         John W. Rosenthal
                                         President and Chief Executive officer

Date:  August 12, 2003                   /s/ Edward R. Pooley
                                         --------------------------------------
                                         Edward R. Pooley
                                         Principal Financial Officer