Form 10QSB
period 2003-09-30
ST JOSEPH CAPITAL CORP
filed 2003-11-14
CIK 1015856

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


         x          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarterly Period ended September 30, 2003

         o          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from            to
                                                   ----------    ----------

                        Commission File Number: 000-50219

                         ST. JOSEPH CAPITAL CORPORATION
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)

         DELAWARE                                     35-1977746
--------------------------              -------------------------------------
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
Yes   X   No
    -----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

         1,707,745 shares of common stock, $0.01 par value per share, were outstanding as of November 14, 2003.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

                                TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                       NUMBER
                                                                                                       ------
                                         PART I - FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets,
                           September 30, 2003 (Unaudited) and December 31, 2002 (Audited)                 3

                  Condensed Consolidated Statements of Income,
                           Three Months Ended September 30, 2003 and 2002 (Unaudited)
                           Nine Months Ended September 30, 2003 and 2002 (Unaudited)                      4

                  Condensed Consolidated Statements of Changes in Shareholders' Equity,
                           Three Months Ended September 30, 2003 and 2002 (Unaudited)
                           Nine Months Ended September 30, 2003 and 2002 (Unaudited)                      5

                  Condensed Consolidated Statements of Cash Flows,
                           Nine Months Ended September 30, 2003 and 2002 (Unaudited)                      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                                                        7

ITEM 3.  CONTROLS AND PROCEDURES                                                                          17



                                         PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                                              17

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                                                      17

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                                                17

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                            17

ITEM 5.    OTHER INFORMATION                                                                              17

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                               17

SIGNATURES                                                                                                18

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (000S OMITTED, EXCEPT PER SHARE DATA)

                                                                                   SEPTEMBER 30,   DECEMBER 31,
ASSETS                                                                                 2003            2002
         Cash and due from banks                                                   $      13,691   $     20,468
         Interest-bearing deposits in other financial institutions                           288            469
                                                                                   -------------   ------------
                  Total cash and cash equivalents                                         13,979         20,937
         Securities available-for-sale                                                    32,248         38,580
         Federal Home Loan Bank (FHLB) stock, at cost                                      2,209          2,154
         Loans receivable, net of allowance for loan losses of
           $3,223 at September 30, 2003, $2,990 at December 31, 2002                     212,953        189,094
         Accrued interest receivable                                                       1,033          1,031
         Premises and equipment, net                                                       1,381          1,304
         Other assets                                                                      1,316            740
                                                                                   -------------   ------------
                  Total assets                                                     $     265,119   $    253,840
                                                                                   =============   ============


LIABILITIES AND SHAREHOLDERS'  EQUITY
LIABILITIES
         Deposits
              Noninterest-bearing                                                  $      28,218   $     29,976
              Interest-deposits                                                          154,093        147,698
                                                                                   -------------   ------------
                  Total deposits                                                         182,311        177,674
         Federal funds purchased                                                           4,350             --
         Securities sold under agreements to repurchase                                    7,995         10,280
         FHLB advances                                                                    43,520         43,070
         Accrued interest payable                                                             92            252
         Guaranteed preferred beneficial interest in the
           Corporation's  subordinated Debentures                                          3,000             --
         Other liabilities                                                                   707            423
                                                                                   -------------   ------------
                  Total liabilities                                                      241,975        231,699

SHAREHOLDERS' EQUITY
         Common stock, $0.01 par value, 2,500,000 shares authorized; 1,679,105 shares issued and outstanding at September 30, 2003
              and December 31, 2002                                                           17             17
         Additional paid in capital                                                       18,454         18,342
         Retained earnings                                                                 4,520          3,210
         Accumulated other comprehensive income, net                                         153            572
                                                                                   -------------   ------------
                  Total shareholders' equity                                              23,144         22,141
                                                                                   -------------   ------------

                  Total liabilities and shareholders' equity                       $     265,119   $    253,840
                                                                                   =============   ============

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (000S OMITTED, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS     THREE MONTHS     NINE MONTHS      NINE MONTHS
                                                           ENDED           ENDED            ENDED            ENDED
                                                      SEPT. 30, 2003   SEPT. 30, 2002   SEPT. 30, 2003   SEPT. 30, 2002
                                                      --------------   --------------   --------------   --------------
Interest and dividend income
         Loans receivable, including fees             $        2,812   $        2,602   $        8,387   $        7,502
         Securities available for sale - taxable                 248              333              849            1,062
         Securities available for sale - tax exempt               69               68              199              184
         FHLB stock                                               25               29               78               79
         Federal funds sold                                        4               28               13               42
         Other interest earning assets                             2               80               10               99
                                                      --------------   --------------   --------------   --------------
                  Total interest and
                  dividend income                              3,160            3,140            9,536            8,968

Interest expense
         Deposits                                                464              835            1,673            2,229
         Federal funds purchased                                  24               --               61               28
         Securities sold under agreements to
           repurchase                                              7               26               33               80
         FHLB advances                                           509              478            1,523            1,320
                                                      --------------   --------------   --------------   --------------
                  Total interest expense                       1,004            1,339            3,290            3,657
                                                      --------------   --------------   --------------   --------------

Net interest income                                            2,156            1,801            6,246            5,311

Provision for loan losses                                         94               96              233              396
                                                      --------------   --------------   --------------   --------------

Net interest income after
  provision for loan losses                                    2,062            1,705            6,013            4,915

Noninterest income
         Gain on sales and calls of securities
            available for sale, net                              105               --              139              140
         Other income                                            130              106              371              329
                                                      --------------   --------------   --------------   --------------
                  Total noninterest income                       235              106              510              469

Noninterest expense
         Salaries and employee benefits                        1,207              751            3,027            2,284
         Occupancy and equipment                                 101               98              299              324
         Other expense                                           483              282            1,138              884
                                                      --------------   --------------   --------------   --------------
                  Total noninterest expense                    1,791            1,131            4,464            3,492
                                                      --------------   --------------   --------------   --------------

Income before income taxes                                       506              680            2,059            1,892

Income tax expense                                               205              260              749              693
                                                      --------------   --------------   --------------   --------------

Net income                                            $          301   $          420   $        1,310   $        1,199
                                                      ==============   ==============   ==============   ==============

Basic income per common share                         $          .18   $          .25   $          .78   $          .71
                                                      ==============   ==============   ==============   ==============
Diluted income per common share                       $          .17   $          .24   $          .75   $          .70
                                                      ==============   ==============   ==============   ==============

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (000S OMITTED)

                                                      THREE MONTHS      THREE MONTHS     NINE MONTHS       NINE MONTHS
                                                         ENDED             ENDED           ENDED              ENDED
                                                     SEPT. 30, 2003    SEPT. 30, 2002   SEPT 30, 2003     SEPT 30, 2002
                                                         TOTAL             TOTAL            TOTAL             TOTAL
                                                     SHAREHOLDERS'     SHAREHOLDERS'    SHAREHOLDERS'     SHAREHOLDERS'
                                                        EQUITY             EQUITY           EQUITY            EQUITY
                                                     --------------    --------------   --------------    --------------
                                                                            (DOLLARS IN THOUSANDS)
BALANCE AT BEGINNING OF PERIOD:                      $       23,195    $       21,002   $       22,141    $       20,015

Comprehensive income:
         Net income                                             301               420            1,310             1,199

         Net change in unrealized
           Gain on securities available for sale,
           net of tax effects of $(298) and $(281)
           for 2003 and $292 and $424 for 2002                 (447)              438             (418)              635
                                                     --------------    --------------   --------------    --------------

                  Total comprehensive income                   (146)              858              892             1,834


Exercise and redemption of stock options                         --                --              (14)               11

Stock option expense                                             95                --              125                --
                                                     --------------    --------------   --------------    --------------

BALANCE AT END OF PERIOD:                            $       23,144    $       21,860   $       23,144    $       21,860
                                                     ==============    ==============   ==============    ==============

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000S OMITTED)

                                                                     Nine Months           Nine Months
                                                                        Ended                 Ended
                                                                  September 30, 2003    September 30, 2002
                                                                  ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                   $            1,310    $            1,199
     Adjustments to reconcile net income to net cash
       from operating activities
         Depreciation                                                            131                   156
         Provision for loan loss                                                 233                   396
         Net amortization on securities
              available for sale                                                 153                   140
         Gain on sales and calls of securities
              available for sale, net                                           (139)                 (140)
         Stock option expenses                                                   125                    --
         Net change in:
              Accrued interest receivable                                         (2)                  (49)
              Other assets                                                      (158)                 (140)
              Accrued interest payable                                          (160)                   53
              Other liabilities                                                  287                    63
                                                                  ------------------    ------------------
                      Net cash from operating activities                       1,780                 1,678
                                                                  ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of securities available for sale                               (19,833)              (23,176)
     Proceeds from sales of securities available for sale                      9,632                 6,102
     Proceeds from maturities and calls of securities
         available for sale                                                   15,680                15,957
     Purchase of FHLB stock                                                      (55)                 (275)
     Net change in loans receivable                                          (24,092)              (26,242)
     Purchase of premises and equipment, net                                    (208)                 (151)
                                                                  ------------------    ------------------
         Net cash from investing activities                                  (18,876)              (27,785)
                                                                  ------------------    ------------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                    4,637                19,985
     Net change in securities sold under agreements
         to repurchase                                                        (2,285)                2,002
     Federal funds purchased                                                   4,350                    --
     Proceeds from FHLB advances                                                 450                10,000
     Repayment of FHLB advances                                                   --                (2,500)
     Guaranteed preferred beneficial interest in the
         Corporation's subordinated debentures                                 3,000                    --
     Exercise and redemption of stock options                                    (14)                   11
                                                                  ------------------    ------------------
     Net cash from financing activities                                       10,138                29,498
                                                                  ------------------    ------------------


Net change in cash and cash equivalents                                       (6,958)                3,391
Cash and cash equivalents at beginning of period                              20,937                20,021
                                                                  ------------------    ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $           13,979    $           23,412
                                                                  ==================    ==================

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                 $            3,450    $            3,604
         Income taxes                                             $            1,093    $              811

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

         This document contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the Company's financial condition, results of operations, plans, objectives, future performance and business. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

         The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the Company's operations and future prospects include, but are not limited to, the following:

     o The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations, which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company's assets.

     o The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks.

     o The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance, and monetary and financial matters.

     o The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company's assets) and the policies of the Board of Governors of the Federal Reserve System.

     o The Company's ability to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector.

     o The Company's inability to obtain new clients and to retain existing clients.

     o The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.

     o Technological changes implemented by us and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its clients.

     o The Company's ability to develop and maintain secure and reliable electronic systems.

     o The Company's ability to retain key executives and employees and the difficulty that it may experience in replacing key executives and employees in an effective manner.

     o Consumer spending and saving habits which may change in a manner that affects the Company's business adversely.

     o Business combinations and the integration of acquired businesses that may be more difficult or expensive than expected.

     o   The costs, effects and outcomes of existing or future litigation.

     o Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

     o The Company's ability to manage the risks associated with the foregoing as well as anticipated.

         These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company's business including other factors that could materially affect the Company's financial results is included in its filings with the Securities and Exchange Commission.

OVERVIEW

         St. Joseph Capital Corporation (the "Company") was formed in February 1996 for the purpose of organizing St. Joseph Capital Bank (the "Bank"). The Bank opened in February 1997 with $10.0 million in assets and grew to $265.1 million as of September 30, 2003. The Company expects continued opportunities for growth, even though the percentage rate of growth may be lower than it has experienced to date.

         The following discussion provides additional information regarding the Company's operations for the three month and nine month periods ended September 30, 2003 and 2002, and financial condition as of September 30, 2003, and December 31, 2002. This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes thereto and other information in the Company's Form 10-KSB for 2002. Results for the three month and nine month periods ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003.

CRITICAL ACCOUNTING POLICIES

         The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. As described under "regulation and supervision," contained in the Company's Form 10-KSB filing, the banking industry is highly regulated. In cases where estimates or management judgment are required, internal controls and processes are established to provide assurance that such estimates and management judgments are materially correct to the best of management's knowledge. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that relating to its allowance for loan losses.

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

FINANCIAL CONDITION

         During the nine months ended September 30, 2003, assets increased from $253.8 million on December 31, 2002, to $265.1 million on September 30, 2003. This represented a total increase in assets of $11.3 million, or 4.4%. The change in the mix of assets that produced this overall growth consisted primarily of a $23.9 million increase in net loans, a $6.3 million decrease in securities available for sale and a $7.0 million decrease in cash and cash equivalents. The increase in total assets was primarily funded by $4.6 million of growth in deposits and an increase of $4.3 million in federal funds purchased, in addition to the issuance of $3.0 million of trust preferred securities.

         Loans receivable net of allowance were $213.0 million at September 30, 2003, reflecting a 12.6% increase from $189.1 million at December 31, 2002. Commercial loans increased by $17.9 million during the nine-month period ended September 30, 2003 and totaled $140.1 million, or 64.8% of the total loan portfolio. The continued significant concentration of the loan portfolio in commercial loans and the rapid growth of this portion of the lending business are consistent with the stated strategy of focusing on small to mid-size businesses. Commercial and institutional banking clients generate the greatest amount of local deposits, and are a major source of the Company's demand deposits.

         Residential mortgage loans increased by $5.4 million and consumer loans increased by $0.9 million during the nine-month period ended September 30, 2003. As of September 30, 2003, these loan types totaled a combined $76.1 million, or 35.2% of the total loan portfolio. Although residential mortgage loan and consumer loan portfolios are expected to increase in future periods, given the Company's stated strategy, the commercial sector of the lending efforts and resultant assets are expected to remain the dominant loan portfolio category.

         The quality of the Company's loan portfolio remains strong. The Company has not experienced any charge-offs since inception. Management believes it has instilled a strong credit culture within the lending department as it pertains to the underwriting and administration processes. More than 93.8% of the loan portfolio consists of loans extended directly to companies and individuals doing business and residing within the Company's market area or having strong, long-standing ties to management. The remaining portion of the loan portfolio is comprised of direct loans to out of area borrowers and commercial loans participated with certain non-affiliated commercial banks outside of its immediate area, which are underwritten using the same criteria as though the Bank were the originating bank.

         There has been continuing evidence of an improving economy during the most recent fiscal quarter; yet market interest rates remain near historically low levels. Certain clients are experiencing higher sales levels and employment activity is beginning to increase. During this period, the loan portfolio continued to grow and the interest rate spread was maintained, while experiencing no change in non-performing loan totals. However, given the uncertainty of the apparent economic recovery underway, the Bank could experience a decline in the credit ratings of certain economically cyclical assets, which could possibly result in actual losses on loans in the future.

         The allowance for loan losses balance and the provision for loan losses are judgmentally determined by management based upon periodic reviews of the loan portfolio. In addition, since the Company does not have a long-established history, management considers the level of charge-offs experienced by peer financial institutions having loan portfolio mix and risk characteristics similar to the Company's loan portfolio mix and risk characteristics. Estimating both the risk of loss and the amount of loss is necessarily subjective. Accordingly, the allowance is maintained at a level considered adequate to cover losses that are currently anticipated based on peer group comparisons, general economic conditions, information about specific borrower situations including their financial position and collateral values and other factors and estimates which are subject to change over time.

         While management's periodic analysis of the adequacy of the allowance for loan losses may result in the allocation of portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that might occur.

         Securities available for sale totaled $32.2 million at September 30, 2003, which represented a decrease of $6.3 million, from $38.6 million at December 31, 2002. Purchases during the nine months ended September 30, 2003 totaled $19.8 million, with maturities, calls and repayments totaling $15.7 million. There were $9.6 million in securities sold during the nine month period ended September 30, 2003. The gain on the sale of securities totaled $139,000. The investment portfolio continues to be made up of U.S. Government bonds, U.S. Government Agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government Agencies, investment grade tax-exempt municipal securities, investment grade corporate bonds and Federal Home Loan Bank stock.

         Cash and cash equivalents decreased by $7.0 million to $14.0 million at September 30, 2003, from $20.9 million at December 31, 2002. This decrease was primarily a result of the decrease in cash and due from banks. Cash and due from banks represents cash maintained at correspondent banks in the form of demand deposits as well as cash maintained at the Federal Reserve Bank of Chicago. The decrease is a result of the fluctuations in the size of the daily cash letter that occurs during the normal course of the Bank's business.

         Deposits increased $4.6 million during the nine-month period ended September 30, 2003, totaling $182.3 million at September 30, 2003, from $177.7 million at December 31, 2002. Certificates of deposit, comprising 25.6% of total deposits, increased $6.8 million during the nine month period ended September 30, 2003. Savings, NOW and money market accounts, comprising 58.9% of total deposits, decreased $0.4 million during the nine-month period ended September 30, 2003. Noninterest-bearing demand deposits decreased $1.8 million during the nine month period ended September 30, 2003 and comprised 15.5% of total deposits.

         Federal funds purchased increased $4.4 million during the nine month period ended September 30, 2003. Federal funds purchased are used as temporary funding sources by the Bank to meet short-term liquidity needs. The Bank has over $35.0 million in federal funds lines established at correspondent banks.

         Federal Home Loan Bank of Indianapolis ("FHLB") advances increased by $0.4 million to $43.5 million as of September 30, 2003 from $43.1 million at December 31, 2002. The increase in FHLB advances was a result of replacing normal maturities and calls with new term advances to fund asset growth. Management uses FHLB advances primarily to assist in the overall asset and liability management of the Bank and for general liquidity purposes. As of September 30, 2003, the Bank held $2.2 million of FHLB stock.

         Securities sold under agreement to repurchase decreased by $2.3 million during the nine-month period ended September 30, 2003. As part of the Company's sweep accounts, collected funds from business clients' noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Although not considered a deposit account and therefore not FDIC insured, the repurchase agreements have historically been a very stable source of funding for the bank.

LIQUIDITY

         Liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans and securities and net profits. These monies are used to fund loan requests, meet deposit withdrawals, maintain reserve requirements, and support operations. Liquidity is primarily achieved through the growth of deposits (both local and out-of-area) and by maintaining liquid assets such as securities available for sale, matured securities, and federal funds sold. Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that manages interest rate risk and assists in achieving an acceptable level of profitability. An important part of the overall asset and liability management process is providing adequate liquidity.

         The Company's liquidity strategy is to fund loan growth with deposits, repurchase agreements, and FHLB advances and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from depositors located in the market area have consistently increased, the growth has not been sufficient at times to meet the substantial loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds, the Company has obtained certificates of deposit from customers outside of the market area and placed by deposit brokers for a fee, as well as certificates of deposit obtained from the deposit owners directly. As of September 30, 2003, brokered deposits totaled $8.1 million, or 4.3% of combined deposits and repurchase agreements, compared to $10.0 million, or 5.3% of combined deposits and repurchase agreements, as of December 31, 2002. The acceptance of brokered deposits is expected to be an ongoing activity due to the Company's planned future growth.

         The Bank has the ability to borrow money on a daily basis through correspondent banks via established federal funds purchased lines; however, this is viewed as only a secondary and temporary source of funds. The average balance of federal funds sold during the nine months ended September 30, 2003 equaled $1.5 million, compared to a $5.0 million average federal funds purchased during the same period.

         As a member of the FHLB, the Bank has access to the FHLB's borrowing programs. Based on ownership of FHLB stock and available collateral at September 30, 2003, the Bank could borrow up to approximately $56.0 million. As of September 30, 2003, $43.5 million in FHLB advances was outstanding. The availability could continue to increase if the loan and investment portfolios grow in the future.

         In addition to typical loan funding and deposit flow, the Company must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of September 30, 2003, there were a total of $74.8 million in unfunded loan commitments and $3.6 million in unfunded standby letters of credit. Fluctuations in loan balances and commitment levels are monitored, with such data being used in managing overall liquidity.

OFF-BALANCE SHEET ACTIVITIES

         At September 30, 2003, and December 31, 2002, the following financial instruments were outstanding where contract amounts represented credit risk (000s omitted):

                                                                       Contract Amount
                                                           --------------------------------------
                                                           September 30, 2003   December 31, 2002
                                                           ------------------   -----------------
     Commitments to grant loans                              $         8,316       $      10,034
     Unfunded commitments under lines-of-credit                       66,475              64,086
     Commercial and standby letters of credit                          3,599               2,165


CONTRACTUAL OBLIGATIONS

                                                             Payments Due by Period
                                                                   (Dollars in
                                                                    Thousands)

                                                      Less than     1 - 3      4 - 5     After 5
                                        Total          1 Year       Years      Years      Years
                                       -------        ---------    -------    -------    -------
Certificates of deposit                $46,629        $  40,614    $ 3,903    $ 2,112    $    --

FHLB advances                           43,520            5,000     10,520      7,500     20,500
                                       -------        ---------    -------    -------    -------
Total contractual cash obligations     $90,149        $  45,614    $14,423    $ 9,612    $20,500

         The long-term debt obligations consisted of certificates of deposit and advances from the Federal Home Loan Bank. The above schedule represents principal payments only and does not include interest.

CAPITAL RESOURCES

         Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth. Shareholders' equity increased by $1.0 million during the first nine months of 2003, from $22.1 million on December 31, 2002, to $23.1 million at September 30, 2003. The increase was primarily attributable to net income of $1.3 million recorded during the first nine months of 2003. Shareholders' equity was negatively impacted during the first nine months of 2003 by a $418,000 mark-to-market adjustment for available for sale securities as defined in SFAS No. 115. Please refer to the Condensed Consolidated Statement of Changes in Shareholders Equity on page 5 for additional details.

         The Company is subject to regulatory capital requirements primarily administered by federal banking regulatory agencies. Failure to meet the various capital requirements can cause regulatory action that could have a direct material effect on the financial statements. Since the Bank commenced operations, both the Company and the Bank have been categorized as "Well Capitalized," the highest classification contained within the banking regulations.

          The components of total risk-based capital are Tier 1 capital and Tier 2 capital. Tier 1 capital is total shareholders' equity less intangible assets plus qualifying trust preferred securities. Tier 2 capital is Tier 1 capital plus a portion of the allowance for loan losses. The allowance for loan losses is includable in Tier 2 capital up to a maximum of 1.25% of risk-weighted assets. The net unrealized appreciation (depreciation) on securities available for sale, net of tax, is not considered in meeting regulatory capital requirements. The following table provides the minimum regulatory capital requirements and the actual capital ratios at September 30, 2003:

                                                                    Minimum Required To Be
                                           Minimum Required          Well Capitalized Under       Company's
                                              For Capital           Prompt Corrective Action       Capital     Bank's Capital
          September 30, 2003               Adequacy Purposes              Regulations               Ratio          Ratio
          ------------------               -----------------        ------------------------      ----------   --------------
Ratio of Total Capital to Risk
   Weighted Assets                               8.0%                        10.0%                   13.7%          12.9%
Ratio of Tier 1 Capital to Risk
   Weighted Assets                               4.0%                         6.0%                   12.4%          11.7%
Ratio of Tier 1 Capital to Average
   Assets                                        4.0%                         5.0%                    9.6%           9.1%


         In July, 2003 St. Joseph Capital Trust I, a business trust subsidiary of the Company, sold $3.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities carry a variable rate of interest priced at the three month libor plus 305 basis points, have a stated maturity of 30 years, and, in effect, are guaranteed by the Company. The securities are redeemable at par after 5 years. Distributions on the trust preferred securities are payable quarterly on March 30, June 30, September 30 and December 30. The first distribution was paid on September 30, 2003. Under certain circumstances, distributions may be deferred for up to 20 calendar quarters. However, during any such deferrals, interest accrues on any unpaid distributions at the rate of the three month libor plus 305 basis points. The debentures will mature and the capital securities must be redeemed in 2033, although the Company has the option to shorten the maturity date to a date not earlier than September 30, 2008, pending the prior approval of the Board of Governors of the Federal Reserve System, if required. The trust preferred securities are carried on the Company's consolidated balance sheet as a liability and the interest expense is recorded on the Company's consolidated statement of income. These trust preferred securities qualify as Tier 1 capital.

         The Company's ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. The Company has not paid cash dividends on its common stock since the Company's formation in 1996, nor does management anticipate paying dividends until the rate at which the Company internally generates capital exceeds the rate at which the Company consumes capital in the pursuit of growth.

RESULTS OF OPERATIONS

         Net income for the nine-month period ended September 30, 2003, was $1.3 million as compared to $1.2 million for the same period in 2002 for an increase of $111,000 or 9.3%. Income per common share for the first nine months of 2003 increased to $.78 basic and $.75 fully-diluted, from $.71 basic and $.70 fully-diluted income per common share for the first nine months of 2002. Net income for the three-month period ended September 30, 2003 was $301,000 as compared to $420,000 for the same period in 2002 for a decrease of $119,000 or 28.3%. Income per common share for the three-month period ended September 30, 2003 decreased to $.18 basic and $.17 fully-diluted from $.25 basic and $.24 fully-diluted income per common share for the three months ended September 30, 2002. Pre-tax earnings in the quarter were negatively impacted by severance expenses of $304,000, resulting from the previously announced departure of two officers from the Company.

         Interest income increased by $568,000, from $9.0 million for the nine-month period ended September 30, 2002, to $9.5 million for the nine-month period ended September 30, 2003, and for the three-month period ended September 30, 2002 and 2003, interest income was $3.1 million and $3.2 million, respectively. The 6.3% increase in interest income for the nine months ended September 30, 2003 and the .6% increase in interest income for the three months ended September 30, 2003 was attributable to an increase in average outstanding balances in interest earning assets, principally loans receivable. During the first nine months of 2003, earning assets averaged $250.9 million, a level significantly higher than the average earning assets of $210.2 million during the same period in 2002. During the three month period ended September 30, 2003, average earning assets were $253.9 million, also a level significantly higher than the average earning assets of $229.3 million during the same period in 2002. During the first nine months of 2003 and 2002, earning assets had an average yield of 5.08% and 5.70%, respectively, and for the three months ended September 30, 2003 and 2002, earning assets had an average yield of 4.94% and 5.43%, respectively. The decrease in the weighted average yield was primarily due to the decline in market rates, with many interest rate indices currently near historical lows.

          Interest expense was $3.3 million during the nine-month period ended September 30, 2003, compared to $3.7 million during the nine-month period ended September 30, 2002, declining $367,000. For the three months ended September 30, 2003 and 2002, interest expense decreased by $335,000 and was $1.0 million and $1.3 million, respectively. The decline in interest expense for both periods was primarily attributable to the decline in the cost of interest-bearing liabilities despite the significant growth in interest-bearing liabilities. During the first nine months of 2003, interest-bearing liabilities averaged $216.3 million, a level significantly higher than the average interest-bearing liabilities of $183.0 million during the same period in 2002. During the three month period ended September 30, 2003, average interest-bearing liabilities were $214.6 million, also a level significantly higher than the average interest-bearing liabilities of $201.9 million during the same period in 2002. During the first nine months of 2003 and 2002, interest-bearing liabilities had an average annualized cost of 2.03% and 2.67%, respectively, and for the three months ended September 30, 2003 and 2002, interest-bearing liabilities had an average annualized cost of 1.86% and 2.63%, respectively. The decrease in average cost was primarily attributable to the decline in interest rates.

         Net interest income during the first nine months of 2003 was $6.2 million, an increase of $935,000 or 17.6% more than the $5.3 million earned during the same period of 2002. During the three months ended September 30, 2003, net interest income was $2.2 million, an increase of $355,000 or 19.7% more than the $1.8 million earned during the same period of 2002. The increase in net interest income was due to the growth in earning assets that more than offset the slight decline in the year-to-date margin. The net interest margin decreased from 3.38% during the first nine months of 2002 to 3.33% during the first nine months of 2003. The net interest margin actually increased from 3.12% during the three months ended September 30, 2002 to 3.44% during the three month period ended September 30, 2003.

         The provision for loan losses is established based on factors such as the local and national economy and the risk associated with the loans in the portfolio. The provision for loan losses was $233,000 for the nine-month period ended September 30, 2003 compared to $396,000 in the same period in 2002. For the three months ended September 30, 2003, the provision for loan losses was $94,000 compared to $96,000 in the same period of 2002. The lower provision expense for the first nine months of 2003 was partly attributable to a slow down in the rate of growth of the loan portfolio compared to the first nine months of 2002. Net new loans generated during the first nine months of 2002 increased approximately $25.8 million compared to an increase in net new loans of $23.8 million during the first nine months of 2003. At September 30, 2003, the allowance for loan losses was $3.2 million or 1.49% of total loans receivable compared to $3.0 million or 1.56% at December 31, 2002. The decrease in the percentage of the allowance for loan losses to total loans receivable between periods was a result of the growth of the loan portfolio and management's risk assessment. The risk assessment is based on numerous statistical factors including the specific asset class of each loan (i.e. commercial, residential or consumer), the internal risk rating of each loan, specific industry concentrations, an assessment for large dollar and unsecured loans and specific reserves for watch list credits.

         In each accounting period, the allowance for loan losses is adjusted to the amount believed necessary to maintain the allowance at adequate levels. Through the loan review and credit department, specific portions of the allowance for loan losses are allocated based on specifically identifiable problem loans. The evaluation of the allowance for loan losses is further based on, although not limited to, consideration of the internally prepared Loan Loss Reserve Analysis ("Reserve Analysis"), composition of the loan portfolio, third party analysis of the loan administration processes and loan portfolio and general economic conditions. In addition, Bank's status as a relatively new banking organization and the rapid loan growth since inception is taken into account.

         The Reserve Analysis, used since the inception of Bank and completed quarterly, applies reserve allocation factors to outstanding loan balances to calculate an overall allowance dollar amount. For commercial loans, which continue to comprise a majority of total loans, reserve allocation factors are based upon the loan ratings as determined by a comprehensive loan-rating paradigm that is administered by loan review personnel. For retail loans, reserve allocation factors are based upon the type of credit. The Reserve Analysis is reviewed regularly by management and the Board of Directors and is adjusted periodically based upon identifiable trends and experience.

         The Company has not experienced any charge-offs from loans receivable since its inception in 1997. Accordingly, in estimating the risk of loss in the loan portfolio management considered the level of charge-offs on loans experienced by peer financial institutions having a loan portfolio mix and risk characteristics similar to the Company's loan portfolio mix and risk characteristics. Management allocated approximately 69.4% of the allowance for loan losses to commercial loans, 12.3% to residential real estate mortgage loans and 5.8% to installment loans at September 30, 2003, leaving 12.5% unallocated. There were no non-performing loans at September 30, 2003. Although management believes the allowance for loan losses at September 30, 2003 was adequate to absorb existing losses in the loan portfolio, there can be no assurance that actual losses will not exceed the estimated amount.

         Noninterest income, excluding the net gains on sales of securities, increased by $42,000 from $329,000 for the nine month period ended September 30, 2002 to $371,000 for the nine month period ended September 30, 2003. For the three-month period ended September 30, 2003, noninterest income, excluding the net gains on sales of securities, increased by $24,000, from $106,000 for 2002 to $130,000 in 2003. The increases in noninterest income, excluding the net gains on sales of securities, in both periods was primarily due to increases in depository account service fees resulting from winning additional relationship based depository clients.

         During the nine-month period ended September 30, 2003, net gains on the sale of securities were $139,000 compared to $140,000 for the same period in 2002. During the three month period ended September 30, 2003, net gains on the sale of securities were $105,000. There were no securities gains recognized during the same period in 2002. Over time, gains and losses in the securities portfolio are realized concurrent with the execution of the overall asset liability strategy of the Bank. Recently, the Bank has been shortening the duration of its assets and lengthening the duration of its liabilities.

         Noninterest expenses during the first nine months of 2003 were $4.5 million, an increase of 27.8% over the $3.5 million expensed during the same period of 2002. For the three months ended September 30, 2003, noninterest expenses were $1.8 million, an increase of 58.4% over the $1.1 million expensed during the same period of 2002. The increase in noninterest expense was primarily attributable to employee salaries and benefits, the largest component of the Company's noninterest expense. The increase in employee salaries and benefits was a result of hiring additional sales staff in order to continue to grow the business as well as providing high quality client service. The level of full time equivalent employees increased from 47 at September 30, 2002 to 53 at September 30, 2003. Additionally, as mentioned previously, noninterest expenses in the third quarter of 2003 included severance expenses of $304,000, resulting from the previously announced departure of two officers from the Company. The employees also received other considerations, including the accelerated vesting of options and stock rights under certain circumstances. Other expense also increased during the three and nine month periods, primarily relating to professional fees and additional expenses incurred in connection with the departure of the employees. General overhead expenses have also increased, reflecting the additional expenses required to service clients in the manner that distinguishes the Bank from its competition. Occupancy expense continues to decrease reflecting the efficiencies of operating the Bank out of a single location and lower depreciation expense.

         Income tax expense was $749,000 during the first nine months of 2003 compared to $693,000 during the same period of 2002. The effective tax rates were 36.4% and 36.6% for the nine month periods ended September 30, 2003 and 2002, respectively. Income tax was $205,000 during the three month period ended September 30, 2003 compared to $260,000 during the same period of 2002. The effective tax rates were 40.5% and 38.2% for the three month periods ended September 30, 2003 and 2002, respectively.

STOCK OPTIONS

         Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, prospectively for all new awards granted after January 1, 2003. Awards under the Company's stock-based compensation plan vest over various periods. Therefore, the expense related to stock-based compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of Statement 123. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period.

                                                  Three-Month Periods Ended Sept 30,    Nine-Month Periods Ended Sept 30,
                                                  ----------------------------------    ---------------------------------
                                                         2003             2002                2003             2002
                                                       --------         --------            --------         --------
                                                               (000s omitted, except per share data)
Net income, as reported                                $    301         $    420            $  1,310         $  1,199

Add: Stock-based compensation expense
  included in reported net income, net of
  related tax effects                                         9               --                  27               --

Deduct: Total stock-based compensation
  expense determined under fair value
  methods for all awards, net of related
  tax effects                                               (81)             (71)               (243)            (212)
                                                       --------         --------            --------         --------

Proforma net income                                    $    229         $    349            $  1,094         $    987
                                                       ========         ========            ========         ========

Reported income per common share:
  Basic                                                $   0.18         $   0.25            $   0.78         $   0.71
  Diluted                                                  0.17             0.24                0.75             0.70

Proforma income per common share:
  Basic                                                    0.14             0.21                0.65             0.59
  Diluted                                                  0.13             0.20                0.62             0.57

EARNINGS PER SHARE

         Earnings per share are based on the weighted average number of shares outstanding during each period. Diluted earnings per share show the dilutive effect of stock options, where applicable. The weighted average share reconciliation is as follows:


                             Three-Month Periods Ended Sept 30,    Nine-Month Periods Ended Sept 30,
                             ----------------------------------    ---------------------------------
                                   2003             2002                2003             2002
                                ----------       ----------          ----------       ----------

Basic                            1,679,105        1,678,905           1,679,105        1,678,905

Effect of stock options             80,339           65,696              74,777           42,845
                                ----------       ----------          ----------       ----------

Diluted                          1,759,444        1,744,601            1,753,882       1,721,750
                                ==========       ==========          ===========      ==========


MANAGEMENT OF INTEREST RATE SENSITIVITY

         The Company's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. Interest rate risk is the exposure of the Company's financial condition to adverse movements in interest rates. The Company derives income primarily from the excess of interest collected on interest-earning assets over the interest paid on interest-bearing liabilities. The rates of interest earned on assets and owed on liabilities generally are established contractually for a period of time. Since market interest rates change over time, the Company is exposed to lower profitability if it cannot adapt to interest rate changes. Accepting interest rate risk can be an important source of profitability and shareholder value. However, excessive levels of interest rate risk could pose a significant threat to earnings and the capital base. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to safety and soundness.

         Evaluating the exposure to changes in interest rates includes assessing both the adequacy of the process used to control interest rate risk and the quantitative level of exposure. The interest rate risk management process seeks to ensure that appropriate policies, procedures, management, information systems and internal controls are in place to maintain interest rate risk at prudent levels with consistency and continuity. In evaluating the quantitative level of interest rate risk, management assesses the existing and potential future effects of changes in interest rates on the Company's financial condition, including capital adequacy, earnings, liquidity and asset quality.

         The Company uses three interest rate risk measurement techniques. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to the Company's net interest margin during periods of changing market interest rates.

         The second interest rate risk measurement used is commonly referred to as net interest income simulation analysis. Management believes that this methodology provides a more accurate measurement of interest rate risk than the GAP analysis, and therefore, serves as one of the primary interest rate risk measurement techniques. The simulation model assesses the direction and magnitude of variations in net interest income resulting from potential changes in market interest rates. Key assumptions in the model include prepayment speeds on various loan and investment assets; cash flows and maturities of interest-sensitive assets and liabilities; and changes in market conditions impacting loan and deposit volume and pricing. These assumptions are inherently uncertain and subject to fluctuation and revision in a dynamic environment. Therefore, the model cannot precisely estimate net interest income or exactly predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions and the Company's strategies, among other factors.

         Multiple simulations were conducted as of September 30, 2003, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred. Results of the simulation suggest that the Company could expect net interest income to increase by approximately $5,000, if interest rates gradually increase by 100 basis points over the next twelve months, and to decrease approximately $200,000, if interest rates gradually decrease 100 basis points over the next twelve months, from forecast levels of net interest income absent any changes in rates. These variances in net interest income were within policy parameters established to manage interest rate risk. Other simulations are run quarterly looking at changes to interest income given 200 and 300 basis point changes in interest rates.

         The third interest rate risk measurement used is commonly referred to as an Economic Value of Equity or "EVE" analysis. As well as the simulation analysis, management believes that this methodology provides a more accurate measurement of interest rate risk than the GAP analysis, and therefore, serves as one of the primary interest rate risk measurement techniques. The EVE analysis assesses the impact to the value of equity given potential changes in market interest rates. Key assumptions in the model include prepayment speeds on various loans, discount rates and the duration of assets and liabilities as determined by the federal regulatory agencies. These assumptions are inherently uncertain, subject to fluctuation and revision in a dynamic environment. Therefore, the model cannot precisely estimate the value of equity or exactly predict the impact that higher or lower interest rates will have on the value of equity. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions and the Company's strategies, among other factors.

         Results of the economic value of equity analysis done as of September 30, 2003, suggest that the Company could expect the value of the Company's equity to increase 0.83% and 0.56%, if there were an immediate interest rate shift upward of 100 and 200 basis points and to decrease 2.39%, if there were an immediate interest rate shift downward of 100 basis points. The 200 basis point shifts downward could not be calculated given the historical low levels of current rates. Management believes the different scenarios indicate that the Company has a relatively low overall interest rate risk.

IMPACT OF INFLATION AND CHANGES IN PRICES

         The majority of the Company's assets and liabilities are monetary in nature and therefore it differs greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. Inflation significantly affects noninterest expense, which tends to rise during periods of general inflation.

ITEM 3. CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Acting Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2003. Based on that evaluation, management, including the Chief Executive Officer and Acting Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

ITEM 5.  OTHER INFORMATION
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1     Severance Agreement with Edward R. Pooley

                  10.2     Severance Agreement with Nancy N. King

                  31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

                  31.2 Certification of Acting Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

                  32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification of Acting Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  A report on Form 8-K was filed on July 18, 2003 pursuant to
                  Item 12, which reported, in the form of a press release, the Company's financial results for the quarter ended June 30, 2003.

                  A report on Form 8-K was filed on October 17, 2003 pursuant to
                  Item 5, which reported, in the form of a press release, the resignation of two executive officers from the Company.

                  A report on Form 8-K was filed on October 24, 2003 pursuant to
                  Item 12, which reported, in the form of a press release, the Company's financial results for the quarter ended September 30, 2003.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ST. JOSEPH CAPITAL CORPORATION
                                    (Registrant)

Date:  November 14, 2003            /s/ John W. Rosenthal
                                    -------------------------------------------
                                    John W. Rosenthal
                                    President and Chief Executive officer

Date:  November 14, 2003            /s/ Sharon K. Mrozek
                                    -------------------------------------------
                                    Sharon K. Mrozek
                                    Acting Principal Financial Officer