Form 10-K
period 2003-12-31
ST JOSEPH CAPITAL CORP
filed 2004-03-29
CIK 1015856

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003

[ ]      Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 For the transition period from             to
                                                    -----------    -----------
Commission file number 333-06581

                         ST. JOSEPH CAPITAL CORPORATION
                 ----------------------------------------------
                (Name of Registrant as Specified in Its Charter)

           Delaware                                      35-1977746
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

3820 Edison Lakes Parkway, Mishawaka, Indiana                          46545
---------------------------------------------                     --------------
(Address of Principal Executive Offices)                             (Zip Code)
                                 (574) 273-9700
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

                                 Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2).

                                 Yes [ ] No [X]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last known sales price on or prior to June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, was $33,498,145.

       1,732,445 shares of common stock were issued and outstanding as of
                                March 29, 2004.

                      Documents incorporated by reference:
Part III of Form 10-K - Portions of the Proxy Statement for the annual meeting of stockholders to be held May 20, 2004.

                         ST. JOSEPH CAPITAL CORPORATION
                         2003 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

ITEM                                                                                                   PAGE
----                                                                                                   ----
                                     PART I

1.    Description of Business                                                                            1
2.    Description of Property                                                                           21
3.    Legal Proceedings                                                                                 22
4.    Submission of Matters to a Vote of Security Holders                                               22

                                     PART II

5.    Market for Registrant's Common Equity and Related Stockholder Matters                             22
6.    Selected Financial Data                                                                           23
7.    Management's Discussion and Analysis of Financial Condition and Results
      of Operation                                                                                      24
7A.   Quantitative and Qualitative Disclosures about Market Risk                                        36
8.    Financial Statements and Supplementary Data                                                       38
9.    Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure                                                                              38
9A.   Controls and Procedures                                                                           38

                                    PART III

10.   Directors and Executive Officers of the Registrant                                                38
11.   Executive Compensation                                                                            38
12.   Security Ownership of Certain Beneficial Owners and Management and Related
      Stockholder Matters                                                                               39
13.   Certain Relationships and Related Transactions                                                    39
14.   Principal Accountant Fees and Services                                                            39

                                     PART IV

15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                  40

      Signatures                                                                                        42

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

         St. Joseph Capital Corporation (the "Company") is a bank holding company that owns St. Joseph Capital Bank (the "Bank"), a full-service commercial banking institution located in Mishawaka, Indiana. The Bank provides a broad range of banking products and services, including credit, cash management and deposits to its targeted client base of executive and professionals and small- to medium-sized businesses. The Bank's market area encompasses a substantial portion of the Indiana communities of Mishawaka, South Bend, Notre Dame, Granger, Osceola, and Elkhart, as well as certain Michigan communities, including Niles, Edwardsburg, and Cassopolis. Due to the overlap of this metropolitan area over state lines, this region is often referred to as "Michiana." At December 31, 2003, the Company had total assets of $288.3 million, loans of $223.0 million and deposits of $207.3 million.

         The Company started its banking operations on February 13, 1997 with the goal of building a locally owned and managed financial institution to meet the banking needs of the Bank's targeted clients. As part of its operating strategy, the Company strives to offer clients a high level of service on a consistent basis. The Company's rapid growth since 1997 largely has been a product of its success in attracting targeted individuals and businesses to become clients coupled with the ability to recruit and retain a community-oriented management team with significant commercial banking experience in the Michiana area. The Company has also taken advantage of the client disruption caused by the acquisition of a number of the area's other locally owned financial institutions by large and super-regional bank holding companies.

         The Company's rapid growth, coupled with the desire to increase market share, led the Company to raise additional capital in 1999. This was accomplished through a common stock offering. The growth experienced to date, as well as continued growth, will allow the Company to take greater advantage of the operating leverage available to larger financial institutions.

         Since inception, the Company and Bank have operated out of a single location as a way of keeping tight control on their fixed overhead expenses. The delivery of banking services is accomplished through the Bank's headquarters facility, a courier service program, an ATM/debit card product, the postage paid bank-by-mail program, telephone banking, and computer banking. The diversity of the delivery systems enables the Bank's clients to choose the method of banking which is most convenient for them. In the future, the Bank may also expand its product offerings, move into new markets or make strategic acquisitions of other financial institutions. The Bank intends to continue to pursue an aggressive growth strategy focused on the addition of experienced banking personnel in the Michiana area, while also maintaining strong asset quality and enhancing its profitability.

         The Bank has and will continue to price its loan products and deposit products competitively. The net interest income generated by the lending and deposit-gathering activities of the Bank should continue to increase as the overall size of the Bank increases.

         The Company and Bank currently maintain their offices at 3820 Edison Lakes Parkway, Mishawaka, Indiana, 46545. The telephone number is (574) 273-9700.

BUSINESS STRATEGY

         The Bank expects to establish and maintain a high standard of quality in each service that is provided, and its employees are expected to emphasize a consulting and service oriented approach in their dealings with clients. The use of technology has and will continue to permit each employee to devote more time and attention to personal service, respond more quickly to a clients requests, and deliver services in the most timely manner possible.

         The Bank's goal is to create and maintain a "client-driven" organization focused on providing high value to clients by promptly delivering products and services matched directly to their needs. Furthermore, the Bank expects to gain market share by developing strong ties to the community. In this regard, most of the Company's directors currently hold, and have held in the past, leadership positions in a number of community organizations, and intend to continue this active involvement in future years. Members of the senior management team also hold leadership positions in a variety of community organizations and intend to continue this active involvement in future years. Additionally, all employees are encouraged to be active in the civic, charitable and social organizations located in the Michiana area.

         The Bank offers a broad range of deposit services, including checking accounts, money market accounts, savings accounts, and time deposits of various types, as well as a full range of short- to intermediate-term personal and commercial loans. Commercial loans include lines of credit to finance accounts receivable and inventory, term loans to finance machinery and equipment, as well as commercial mortgages to finance land and buildings. The Bank makes personal loans directly to its clients for various purposes, including purchases of automobiles, boats, and other recreational vehicles, home improvements, education, and personal investments. The Bank also makes residential mortgage loans and substantially all of them are retained by the Bank and consist of balloon payment, adjustable and fixed rate mortgages. The Bank offers other services, including credit cards, cashier's checks, traveler's checks, and automated teller access.

LENDING ACTIVITIES

         The Bank provides a broad range of commercial and retail lending services to corporations, partnerships, and individuals. The Bank actively markets its services to qualified borrowers. Lending officers actively solicit the business of new borrowers entering the Bank's market area as well as long-standing members of the local business community. Management has established lending policies, which include a number of underwriting factors to be considered in making a loan, including location, loan to value ratio, cash flow, interest rate, and the credit history of the borrower.

         The Bank's legal lending limit is approximately $4,260,000. The board of directors, however, has established an "in-house" limit of up to $3,223,000 depending on the credit quality of the client. The board may from time to time raise or lower the "in-house" limit, as it deems appropriate to comply with safe and sound banking practices and in response to overall economic conditions.

         As part of the loan monitoring activities at the Bank, the officers loan committee meets weekly to review loan portfolio dynamics. Loan review officers present detailed reports on the loan portfolio to the board for their review. A directors loan committee meets periodically to review more significant loans and to assist the board in their loan monitoring and oversight. Management has attempted to identify problem loans at an early stage and to aggressively seek a resolution of these situations.

         COMMERCIAL LOANS. The Bank is an active commercial lender in the Michiana area. The areas of emphasis include, but are not limited to, loans to manufacturers, building contractors, developers and business services companies. The Bank also provides a wide range of operating loans, including lines of credit for working capital and operational purposes, as well as term loans for the acquisition of equipment and other purposes. Collateral for these loans generally includes accounts receivable, inventory, equipment, and real estate. In addition, the Bank has taken personal guarantees to help assure payment when appropriate. Terms of commercial business loans generally range from one to five years. A portion of the Bank's commercial business loans has floating interest rates or re-price within one year. The Bank also make commercial real estate loans, which are generally secured by the underlying real estate and improvements. However, management may also require additional assets of the borrower as collateral.

         RESIDENTIAL REAL ESTATE MORTGAGE LOANS. The main focus of the Bank's lending activity continues to be on the commercial side and management has viewed residential mortgages primarily as a way to attract and service targeted clients. Currently the Bank offers a variety of adjustable rate products. Additional mortgage products may be introduced, as management deems necessary. The growth in the residential loan portfolio has been a result of refinancing activities and acquisition and construction of existing or new homes. The Bank has retained substantially all its residential real estate loans in its portfolio.

         CONSUMER LENDING. The Bank provides all types of consumer loans including motor vehicles, home improvement, home equity, signature loans, and small personal credit lines. The Bank has no indirect lending, and intends to actively seek to increase its personal lines of credit and home equity loans.

COMPETITION

         The Bank's market area is competitive. It competes for loans principally through the range and quality of service it provides and interest rates. The Bank's reputation in the communities it serves and personal service philosophy enhances its ability to compete favorably in attracting and retaining individual and business clients. The Bank actively solicits deposits by offering clients personal attention, professional service and competitive rates.

         There are other commercial banks, savings and loans, and credit unions, along with other financial institutions that operate in the Bank's primary market area. In addition, many other financial institutions based in the communities surrounding these areas also actively compete for clients within our market area. The Bank also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market mutual funds, loan production offices, and other providers of financial services.

         Under the Gramm-Leach-Bliley Act of 1999, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company conducts business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

MARKET AREA

         The Bank offers a full range of commercial and consumer banking services primarily within a fifteen-mile radius of the main office located in Mishawaka, Indiana. This area encompasses a substantial portion of the Indiana communities of Mishawaka, South Bend, Notre Dame, Granger, Osceola and Elkhart, and certain Michigan communities, including Niles, Edwardsburg, and Cassopolis. Because of the overlap of this metropolitan area over state lines, this region is often referred to as "Michiana."

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

         Memorial Hospital and St. Joseph's Regional Medical Center are the two largest health care providers in the Michiana area and are also major employers. Bosch Braking Systems Corp., Honeywell, and AM General Corp. are three of the region's largest manufacturers, and the area is also home to a number of smaller manufacturing, retail, and service businesses. Many major manufacturing companies are also located in adjacent Elkhart County, including Coachmen Industries, CTS Corporation, and Skyline Corporation. This diverse commercial base provides significant potential for business and personal banking services for owners and employees of these entities.

EMPLOYEES

The Bank has approximately 59 full-time equivalent employees. None of the employees are covered by a collective bargaining agreement with the Bank. Management considers employee relations to be good.

INTERNET WEBSITE

         The Bank maintains an Internet site at www.sjcb.com. On this site, the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission are available free of charge. The filings are also available on the Securities and Exchange Commission's website at www.sec.gov. Additionally, the Company will provide copies of its filings free of charge upon written request to: Mark E. Secor, Senior Vice President, Chief Financial Officer, St. Joseph Capital Corporation, 3820 Edison Lakes Parkway, Mishawaka, Indiana 46545.

         The Company has a code of business conduct and ethics in place that applies to all of its directors and employees. The code sets forth the standard of ethics that the Company expects all of its directors and employees to follow, including the Chief Executive Officer and Chief Financial Officer. The code of business conduct and ethics is posted on the Company's website at www.sjcb.com (and is filed as an exhibit to the Form 10-K). The Company intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding any amendment to or waiver of the code with respect to the Chief Executive Officer and Chief Financial Officer, and persons performing similar functions, by posting such information on its website.

SUPERVISION AND REGULATION

         GENERAL. Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Indiana Department of Financial Institutions (the "DFI"), the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Federal Deposit Insurance Corporation (the "FDIC"). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the "SEC") and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

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

THE COMPANY

         GENERAL. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and its subsidiary as the Federal Reserve may require. The Bank is subject to regulation by the DFI under Indiana law.

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

         The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the Bank's allowance for loan and lease losses.

         The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2003, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements.

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

         During the year ended December 31, 2003, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2004, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

         FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2003, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

         SUPERVISORY ASSESSMENTS. All Indiana banks are required to pay supervisory assessments to the DFI to fund the operations of the DFI. This assessment is calculated on the basis of an institution's total assets. During the year ended December 31, 2003, the Bank paid supervisory assessments to the DFI totaling $17,000.

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

         As of December 31, 2003: (i) the Bank was not subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under FDIC capital adequacy guidelines; and (iii) the Bank was "well-capitalized," as defined by FDIC regulations.

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

         The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2003. As of December 31, 2003, approximately $5.8 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

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

         FEDERAL RESERVE SYSTEM. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $42.1 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $42.1 million, the reserve requirement is $1.083 million plus 10% of the aggregate amount of total transaction accounts in excess of $42.1 million. The first $6.0 million of otherwise reserveable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of St. Joseph Capital Corporation is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes thereto, which are attached to this filing as exhibit 99.1.

                                                                            At December 31
                                                                            (In thousands)
                                                      2003          2002         2001         2000         1999
                                                      ----          ----         ----         ----         ----
SUMMARY OF FINANCIAL CONDITION:
Total assets                                       $   288,258  $   253,840  $   214,804  $   177,071   $   130,932
Total cash and cash equivalents                         35,429       20,937       20,021       19,543        13,266
Securities available for sale                           24,134       38,580       45,172       23,172        29,676
Loans receivable, net of allowance for
  loan losses                                          222,974      189,094      144,688      129,841        85,054
Total deposits                                         207,282      177,674      153,308      122,432        98,241
FHLB advances and other debt                            49,520       43,070       30,570       27,570         7,500
Total shareholders' equity                              24,235       22,141       20,015       18,561        16,799
Average shareholders' equity                            22,998       21,145       19,545       17,480        13,345
Average total assets                                   268,057      231,500      191,590      147,817       108,773

                                                                       Years Ended December 31,
                                                                            (In thousands)
                                                       2003        2002         2001         2000          1999
                                                       ----        ----         ----         ----          ----
SUMMARY OF OPERATING RESULTS:
Total interest income                              $    12,694  $    12,164  $    12,414  $    11,072   $     7,370
Total interest expense                                   4,370        4,912        6,600        6,290         3,847
                                                   -----------  -----------  -----------  -----------   -----------
     Net interest income                                 8,324        7,252        5,814        4,782         3,523
Provision for loan losses                                  327          716          422          582           518
Total noninterest income                                   733          866          668          205            98
Total noninterest expense                                5,861        4,746        4,067        3,170         2,592
                                                   -----------  -----------  -----------  -----------   -----------
Income before income taxes                               2,869        2,656        1,993        1,235           511
Income tax expense                                       1,044          973          718          213             -
                                                   -----------  -----------  -----------  -----------   -----------
     Net income                                    $     1,825  $     1,683  $     1,275  $     1,022   $       511
                                                   ===========  ===========  ===========  ===========   ===========

SUPPLEMENTAL DATA:
Return on average total assets                             .68%         .73%         .67%         .69%          .47%
Return on average shareholders' equity                    7.94         7.96         6.52         5.85          3.83
Net interest rate spread (1)                              3.01         3.02         2.60         2.49          2.68
Net yield on average interest-earning assets (2)          3.30         3.35         3.23         3.43          3.46
Net interest income to noninterest expenses             142.02       152.80       142.99       150.85        135.92
Average shareholders' equity to average
  total assets                                            8.58         9.13        10.20        11.83         12.27
Average interest-earning assets to average
  interest-bearing liabilities                          116.71       115.04       117.03       120.11        120.30
Nonperforming assets to total assets                         -            -            -            -             -
Nonperforming loans to total loans
  Receivable                                                 -            -            -            -             -
Allowance for loan losses to total loans
   receivable                                             1.47         1.56         1.55         1.41          1.47
Allowance for loan losses to non-performing
  loans receivable                                           -            -            -            -             -
Basic income per common share                      $      1.08  $      1.00  $       .76  $       .61   $       .37
Diluted income per common share                    $      1.05  $       .98  $       .75  $       .60   $       .36
Dividends declared per common share                $         -  $         -  $         -  $         -   $         -
Book value per common share                        $     14.19  $     13.19  $     11.93  $     11.08   $     10.03
Number of offices                                            1            1            1            1             1

-------------------
(1) Interest rate spread is calculated by subtracting average interest rate cost from average interest rate earned.

(2)  Net interest income divided by average interest-earning assets.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         The following are the average balance sheets for the years ending December 31:

                                                                               2003
                                                                               ----
                                                     Average                                         Average
                                                     Balance                 Interest                 Rate
                                                     -------                 --------                 ----
                                                                      (Dollars in thousands)
ASSETS
Interest-earning assets
  Federal funds sold                               $     1,860              $       22                1.18%
  Interest-earning deposits in other
    financial institutions                                 912                      11                1.21
  Securities available for sale (1)                     37,472                   1,288                3.44
  FHLB stock                                             2,192                     106                4.84
  Loans receivable (2)                                 209,683                  11,267                5.37
                                                   -----------              ----------
   Total interest-earning assets (1)                   252,119                  12,694                5.03%

Noninterest-earning assets
  Cash and due from banks                               15,525
  Allowance for loan losses                             (3,162)
  Premises and equipment, net                            1,340
  Accrued interest receivable and
    other assets                                         2,235
                                                   -----------

                                                   $   268,057
                                                   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
  Savings, NOW and money markets                   $   116,693              $    1,114                 .95%
  Certificates of deposit                               42,728                   1,035                2.42
  Federal funds purchased                                4,438                      70                1.58
  Securities sold under agreements
    to repurchase                                        8,485                      39                 .46
  Subordinated debentures                                1,437                      62                4.31
  FHLB advances                                         42,239                   2,050                4.85
                                                   -----------              ----------
   Total interest-bearing liabilities                  216,020                   4,370                2.02%
                                                                            ----------

Noninterest-bearing liabilities
  Demand deposits                                       28,006
  Accrued interest payable and
    other liabilities                                    1,033
                                                   -----------

Shareholders' equity                                    22,998
                                                   -----------
                                                   $   268,057
                                                   ===========

Net interest income/spread                                                  $    8,324                3.01%
                                                                            ==========

Net interest income as a percent
  of average interest earning assets (1)                                                              3.30%
                                                                                                      ====

-------------------

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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

                                                                               2002
                                                                               ----
                                                     Average                                        Average
                                                     Balance                 Interest                 Rate
                                                     -------                 --------                 ----
                                                                      (Dollars in thousands)
ASSETS
Interest-earning assets
  Federal funds sold                               $     3,348              $       55                1.64%
  Interest-earning deposits in other
    financial institutions                               5,606                     103                1.84
  Securities available for sale (1)                     40,490                   1,665                4.11
  FHLB stock                                             1,821                     110                6.04
  Loans receivable (2)                                 164,943                  10,231                6.20
                                                   -----------              ----------
   Total interest-earning assets (1)                   216,208                  12,164                5.63%

Noninterest-earning assets
  Cash and due from banks                               14,664
  Allowance for loan losses                             (2,572)
  Premises and equipment, net                            1,272
  Accrued interest receivable and
    other assets                                         1,928
                                                   -----------

                                                   $   231,500
                                                   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
  Savings, NOW and money markets                   $    93,707              $    1,333                1.42%
  Certificates of deposit                               46,676                   1,599                3.43
  Federal funds purchased                                1,656                      31                1.87
  Securities sold under agreements
    to repurchase                                       10,744                     101                 .94
  FHLB advances                                         35,163                   1,848                5.26
                                                   -----------              ----------
   Total interest-bearing liabilities                  187,946                   4,912                2.61%
                                                                            ----------

Noninterest-bearing liabilities
  Demand deposits                                       21,762
  Accrued interest payable and
    other liabilities                                      647
                                                   -----------

Shareholders' equity                                    21,145
                                                   -----------
                                                   $   231,500
                                                   ===========

Net interest income/spread                                                  $    7,252                3.02%
                                                                            ==========

Net interest income as a percent
  of average interest earning assets (1)                                                              3.35%
                                                                                                      ====

----------------
(1) Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Tax exempt interest income is not presented on a tax equivalent basis.

(2) Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

                                                                               2001
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
                                                                                                      ====

-----------------
(1) Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Tax exempt interest income is not presented on a tax equivalent basis.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

         The following tables set forth the effect of volume and rate changes on interest income and expense for the periods indicated. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

         Volume Variance              -   change in volume multiplied by the
                                          previous year's rate.

         Rate Variance                -   change in rate multiplied by the
                                          previous year's volume.

         Rate/Volume Variance         -   change in volume multiplied by the
                                          change in rate. This variance was
                                          allocated to volume variance and
                                          rate variance in proportion to the
                                          relationship of the absolute dollar
                                          amount of the change in each.

                                         Total
                                        Variance   Variance Attributable To     Total      Variance Attributable To
                                                   ------------------------    Variance    ------------------------
                                       2003/2002      Volume        Rate      2002/2001      Volume         Rate
                                       ---------      ------        ----      ---------      ------         ----
                                                                   (In thousands)
INTEREST INCOME
   Federal funds sold                  $     (33)   $     (20)   $     (13)   $    (200)    $    (88)    $     (112)
   Interest-bearing deposits in other
     financial institutions                  (92)         (65)         (27)         (39)          22            (61)
   Securities available for sale            (377)        (118)        (259)         264          643           (379)
   FHLB stock                                 (4)          20          (24)          (7)          17            (24)
   Loans receivable                        1,036        2,527       (1,491)        (268)       1,631         (1,899)
                                       ---------    ---------    ---------    ---------     --------     ----------
                                             530        2,344       (1,814)        (250)       2,225         (2,475)

INTEREST EXPENSE
   Savings, NOW and money markets           (219)         281         (500)        (925)         707         (1,632)
   Certificates of deposit                  (564)        (126)        (438)        (755)         (60)          (695)
   Federal funds purchased                    39           45           (6)           6           30            (24)
   Securities sold under agreements
     to repurchase                           (62)         (18)         (44)        (121)          59           (180)
   Subordinated debentures                    62           62            -            -            -              -
   FHLB advances                             202          351         (149)         107          229           (122)
                                       ---------    ---------    ---------    ---------     --------     ----------
                                            (542)         595       (1,137)      (1,688)         965         (2,653)
                                       ---------    ---------    ---------    ---------     --------     ----------

NET INTEREST INCOME                    $   1,072    $   1,749    $    (677)   $   1,438     $  1,260     $      178
                                       =========    =========    =========    =========     ========     ==========

INVESTMENT PORTFOLIO

         The carrying value of securities available for sale as of December 31 are summarized as follows:

                                                               2003            2002             2001
                                                               ----            ----             ----
                                                                          (In thousands)
U.S. Government and federal agencies                       $     15,941    $     26,640     $     29,353
Obligations of states and
  political subdivisions                                          6,588           6,592            4,980
Corporate bonds                                                     483             469            5,135
Mortgage backed securities                                        1,077           4,838            5,661
Marketable equity securities                                         45              41               43
                                                           ------------    ------------     ------------

                                                           $     24,134    $     38,580     $     45,172
                                                           ============    ============     ============

         The maturity distribution and weighted average interest rates of debt securities available for sale at December 31, 2003 are shown in the following table. Securities that are not due at a single maturity date are not shown.

                                                              Maturing
                                                              --------
                                                       (Dollars in thousands)

                                                 After One Year      After Five Years
                                Within             But Within           But Within              After
                               One Year            Five Years            Ten Years            Ten Years
                               --------            ----------            ---------            ---------
                           Amount     Rate      Amount     Rate      Amount      Rate     Amount      Rate
                           ------     ----      ------     ----      ------      ----     ------      ----
U.S. Government and
  federal agencies       $   6,942    2.97%   $   7,026    3.65%   $   1,973     3.79%  $       -        -%
Obligations of states
  and political
  subdivisions                 815    4.13        2,766    4.08        3,007     4.44           -        -
Corporate bonds                  -       -          255    2.47            -        -         228     2.21
                         ---------            ---------            ---------            ---------

                         $   7,757            $  10,047            $   4,980            $     228
                         =========            =========             ========            =========

         The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

         Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no securities of any one issuer, which exceeded 10% of the shareholders' equity of the Company at December 31, 2003.

LOAN PORTFOLIO

         Types of Loans. Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated:

                                 2003           2002            2001            2000           1999
                                 ----           ----            ----            ----           ----
                                                            (In thousands)
Commercial loans             $    152,699   $    122,280    $      96,953   $     89,721    $     56,591
Residential real estate
  mortgages                        66,804         64,674           42,583         34,223          26,571
Installment loans to
  Individuals                       6,788          5,130            7,426          7,749           3,161
                             ------------   ------------    -------------   ------------    ------------

                             $    226,291   $    192,084    $     146,962   $    131,693    $     86,323
                             ============   ============    =============   ============    ============

         CONCENTRATIONS OF CREDIT RISK. The Bank grants commercial loans, residential real estate mortgages, and installment loans to individuals mainly in its market area. Commercial loans include loans collateralized by business assets. At December 31, 2003, commercial loans made up approximately 67.5% of the loan portfolio and the loans were expected to be repaid from cash flow from operations of businesses. Commercial loans concentrated in real estate development and investment totaled $16.6 million or 7.3% of total loans at December 31, 2003. Residential real estate mortgage loans made up approximately 29.5% of the loan portfolio and were collateralized by residential real estate. Installment loans to individuals made up approximately 3.0% of the loan portfolio and were primarily collateralized by consumer assets.

         MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES. The following table shows the amounts of commercial loans outstanding as of December 31, 2003, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

                                                                             2003
                                                                             ----
                                                                        (In thousands)
Maturing
Within one year                                                          $     83,691
After one year but within five years                                           60,911
After five years                                                                8,097
                                                                         ------------

                                                                         $    152,699
                                                                         ============

                                                             Commercial Loan Interest Sensitivity
                                                             ------------------------------------
                                                                             2003
                                                                             ----
                                                                        (In thousands)
                                                            Fixed          Variable
                                                             Rate            Rate           Total
                                                             ----            ----           -----
Due after one year but within five years                $      49,986    $     10,925    $     60,911
Due after five years                                            6,546           1,551           8,097
                                                        -------------    ------------    ------------

                                                        $      56,532    $     12,476    $     69,008
                                                        =============    ============    ============

RISK ELEMENTS

         NONACCRUAL, PAST DUE, RESTRUCTURED AND IMPAIRED LOANS. The following schedule summarizes nonaccrual, past due, restructured and impaired loans at December 31:

                                            2003       2002    2001      2000      1999
                                            ----       ----    ----      ----      ----
                                                          (In thousands)
Loans accounted for on a nonaccrual
basis                                       $  -       $  -    $  -      $  -      $  -

Accruing loans which are
contractually past due 90 days or
more as to interest or principal
payments                                       -          -       -         -         -

Loans which are "Troubled Debt
Restructurings" as defined by
Statement of Financial Accounting
Standards No. 15                               -          -       -         -         -

Other loans defined as "impaired"              -          -       -         -         -
                                            ----       ----    ----      ----      ----

                                            $  -       $  -    $  -      $  -      $  -
                                            ====       ====    ====      ====      ====

         Management believes the allowance for loan losses at December 31, 2003 is adequate to absorb any losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover probable losses incurred based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. However, there can be no assurance that future losses will not exceed the estimated amounts or that the Bank will not be required to make additional provisions for loan losses in the future.

                                                                      2003
                                                                 (In thousands)

Gross interest income that would have been recorded in 2003 on nonaccrual loans outstanding at December 31, 2003 if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since
origination if held for part of the period                            $  -

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

         POTENTIAL PROBLEM LOANS.

         As of December 31, 2003, there were approximately $10.0 million of loans on the Bank's internal watch list. Watch list credits are loans that are monitored more closely due to current financial performance of the borrowers or where management has modest concern on the ability of the borrowers to comply with the present loan repayment terms. Management believes that such loans will not materially impact future operating results, liquidity, or capital resources.

         FOREIGN OUTSTANDINGS.

         None

         LOAN CONCENTRATIONS.

         None

         OTHER INTEREST-BEARING ASSETS.

         There are no other interest-bearing assets as of December 31, 2003.

                           SUMMARY OF LOAN LOSS EXPERIENCE

       The following schedule presents an analysis of the allowance for loan losses, average loan data, and related ratios for the years ended December 31:

                                                        2003        2002        2001       2000       1999
                                                     ----------   ---------   ---------   --------   --------
                                                                     (Dollars in thousands)
        LOANS

                Loans outstanding at end
                  of period                          $  226,291   $ 192,084   $ 146,962   $131,693   $ 86,323
                                                     ==========   =========   =========   ========   ========

                Average loans outstanding
                  during period                      $  209,683   $ 164,943   $ 141,020   $109,457   $ 67,884
                                                     ==========   =========   =========   ========   ========

ALLOWANCE FOR LOAN LOSSES

                Balance at beginning of period       $    2,990   $   2,274   $   1,852   $  1,270   $    752

                Loans charged-off
                    Commercial                                -           -           -          -          -
                    Residential real estate
                      mortgage                                -           -           -          -          -
                    Installment loans to
                      individuals                             -           -           -          -          -
                                                     ----------   ---------   ---------   --------   --------
                Recoveries of loans previously
                  charged-off
                    Commercial                                -           -           -          -          -
                    Residential real estate
                      mortgage                                -           -           -          -          -
                    Installment loans to
                      individuals                             -           -           -          -          -
                                                     ----------   ---------   ---------   --------   --------

        Net loans charged-off                                 -           -           -          -          -
        Provision for loan losses                           327         716         422        582        518
                                                     ----------   ---------   ---------   --------   --------
        Balance at end of period                     $    3,317   $   2,990   $   2,274   $  1,852   $  1,270
                                                     ==========   =========   =========   ========   ========

        Ratio of net charge-offs during the
          period to average loans outstanding
          during the period                                   -%          -%          -%         -%         -%
                                                     ==========   =========   =========   ========   ========

         The allowance for loan losses balance and the provision for loan losses are determined by management based upon periodic reviews of the loan portfolio. In addition, as the Bank does not have an established charge-off history, management considered the level of charge-offs on loans experienced by peer financial institutions having loan portfolio mix and risk characteristics similar to the Bank's loan portfolio mix and risk characteristics. Estimating the risk of loss and the amount of loss is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values and other factors and estimates which are subject to change over time.

         The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios at December 31:

                   Allocation of the Allowance for Loan Losses

                               2003                       2002                     2001
                               ----                       ----                     ----
                                 Percentage of             Percentage of             Percentage of
                                   Loans In                  Loans In                   Loans In
                                     Each                      Each                       Each
                                   Category                  Category                   Category
                      Allowance    to Total     Allowance    to Total     Allowance     to Total
                        Amount      Loans         Amount      Loans         Amount        Loans
                        ------      -----         ------      -----         ------        -----
                                               (Dollars in thousands)
Commercial             $ 2,251       67.5%       $1,818        63.6%        $1,616        65.9%
Residential real
  estate mortgage          410       29.5           367        33.7            252        29.0
Installment loans to
  Individuals              168        3.0           186         2.7            249         5.1
Unallocated                488          -           619           -            157           -
                       -------      -----        ------       -----         ------       -----

                       $ 3,317      100.0%       $2,990       100.0%        $2,274       100.0%
                       =======      =====        ======      ======         ======       =====

                               2000                       1999
                               ----                       ----
                                 Percentage of             Percentage of
                                   Loans In                  Loans In
                                     Each                      Each
                                   Category                  Category
                      Allowance    to Total     Allowance    to Total
                        Amount       Loans        Amount       Loans
                        ------       -----        ------       -----

Commercial            $ 1,302        68.1%      $   873        65.5%
Residential real
  estate mortgage         201        26.0           140        30.8
Installment loans to
  Individuals             110         5.9            70         3.7
Unallocated               239           -           187           -
                      -------       -----       -------       -----

                      $ 1,852       100.0%      $ 1,270       100.0%
                      =======       =====       =======       =====


         While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

DEPOSITS

         The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

                                            2003                       2002                    2001
                                            ----                       ----                    ----
                                     Average    Average       Average       Average    Average      Average
                                     Amount      Rate          Amount         Rate      Amount       Rate
                                     ------      ----          ------         ----      ------       ----
                                                          (Dollars in thousands)
Savings, NOW and money
  markets                          $ 116,693      .95%       $  93,707        1.42%   $ 66,338       3.40%
Certificates of deposits              42,728     2.42           46,676        3.43      47,929       4.91
Demand deposits (noninterest-
  bearing)                            28,006        -           21,762           -      18,094          -
                                   ---------                 ---------                --------
                                   $ 187,427                 $ 162,145                $132,361
                                   =========                 =========                ========

         Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2003 are summarized as follows:

                                                                                2003
                                                                               Amount
                                                                               ------
                                                                            (In thousands)
Three months or less                                                        $     24,436
Over three months and through six months                                          11,142
Over six months and through twelve months                                          5,617
Over twelve months                                                                19,868
                                                                            ------------
                                                                            $     61,063
                                                                            ============

RETURN ON EQUITY AND ASSETS

         The ratio of net income to average shareholders' equity and average total assets and certain other ratios are as follows:

                                                     2003            2002            2001
                                                     ----            ----            ----
                                                          (Dollars in thousands)
Average total assets                            $    268,057     $    231,500    $    191,590
                                                ============     ============    ============

Average shareholders'
  equity (1)                                    $     22,998     $     21,145    $     19,545
                                                ============     ============    ============

Net income                                      $      1,825     $      1,683    $      1,275
                                                ============     ============    ============

Cash dividends declared                         $          -     $          -    $          -
                                                ============     ============    ============

Return on average total assets                           .68%             .73%            .67%

Return on average shareholders' equity                  7.94%            7.96%           6.52%

Dividend payout percentage                                 -%              -%               -%

Average shareholders'
  equity to average total assets                        8.58%            9.13%          10.20%

         (1) Net of average unrealized appreciation or depreciation on securities available for sale.

         For additional analysis of this information, please see Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operation, which begins on page 24 of this document.

SHORT-TERM BORROWINGS

         The Bank had securities sold under agreements to repurchase for which the average balance outstanding during the reported periods was 30 percent or more of shareholders' equity at the end of each reported period. The required disclosures are incorporated by reference and can be located in Note 6 of the consolidated financial statements.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Bank purchased the building and land for its main office for $800,000 in May, 1999. This facility serves as the Bank's main office as well as the Company's corporate headquarters and is located at 3820 Edison Lakes Parkway, Mishawaka, Indiana. The premises consist of a 9,600 square foot, two-story brick building constructed in 1988 with parking for approximately 57 vehicles. The building is located on a major thoroughfare in Mishawaka, approximately two miles south of Interstate 80 and near the city's population center.

         The building has four interior teller stations and a night depository facility. Management believes the facility will be adequate to meet the Company and Bank needs for 2004. Management also believes that the building is adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS.

         As a depository of funds, the Company and/or Bank may occasionally be named as a defendant in lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. Such litigation is incidental to our business.

         Management is not aware of any pending litigation against the Company or the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted during the fourth quarter of 2003 to a vote of the Company's shareholders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The common stock of the Company began being quoted on the Nasdaq SmallCap market under the symbol SJOE in February, 2003. Prior to that time it was quoted on the OTC Bulletin Board. As of February 29, 2004, the Company had 129 stockholders of record and estimates that it has approximately 700 stockholders in total.

         The following table shows, for the periods indicated, the high and low trades per share of transactions in the Company's common stock as quoted on the OTC Bulletin Board or on the Nasdaq SmallCap market. Other private transactions may have occurred during the periods indicated of which the Company has no knowledge. The following prices represent inter-dealer prices without retail markups, markdowns or commissions.

                                 Per Share             Per Share
                                  Prices               Dividends
                            High          Low          Declared
                          --------    ----------       --------
       2002
March 31, 2002            $  16.50    $    13.00           -
June 30, 2002                19.25         15.55           -
September 30, 2002           22.25         18.40           -
December 31, 2002            19.90         17.10           -

       2003

March 31, 2003            $  19.25    $    18.00           -
June 30, 2003                22.00         19.05           -
September 30, 2003           20.58         19.95           -
December 31, 2003            22.00         19.35           -

         No cash or other dividends were declared or paid during the fiscal years ended December 31, 2003 or 2002. Subsequent to year-end, the board of directors declared a $.04 per common share dividend paid on March 15, 2004 to stockholders of record as of March 1, 2004.

         The Company's ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay. See "Business - Supervision and Regulation - The Company - Dividend Payments" and "Business - Supervision and Regulation - The Bank - Dividend Payments" for a more detailed description of these limitations. The Company is a party to an indenture in connection with a private placement of trust preferred securities. Under the terms of the indenture, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. None of these circumstances currently exist.

ITEM 6. SELECTED FINANCIAL DATA

         The required selected financial data is previously disclosed in Item 1 and is incorporated in this section by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

         This document contains (including information incorporated by reference), and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the Company's financial condition, results of operations, plans, objectives, future performance and business. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

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

         - The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks.

         - The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance, and monetary and financial matters.

         - The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Bank's assets) and the policies of the Board of Governors of the Federal Reserve System.

         - The Company's ability to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector.

         - The Bank's inability to obtain new clients and to retain existing clients.

         - The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.

         - Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its clients.

         - The Company's ability to develop and maintain secure and reliable electronic systems.

         - The Company's ability to retain key executives and employees and the difficulty that it may experience in replacing key executives and employees in an effective manner.

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

         - The Company's ability to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company's business including other factors that could materially affect the Company's financial results is included in its filings with the Securities and Exchange Commission.

OVERVIEW

         The Company was formed in February 1996 for the purpose of organizing the Bank. The Company opened the Bank for business in February 1997 with $10.0 million in assets and has grown to approximately $288.3 million as of December 31, 2003. Management anticipates that, as a result of the modestly growing economy in the Michiana area and the increased asset size of the Company, growth in assets may continue to expand but at a slower annual percentage rate than experienced historically. However, management does expect that the Company's assets will grow by taking additional market share and as a result of the modestly growing local economy.

         In March 2003, the Company announced that The Nasdaq Stock Market, Inc. approved the Company's application to list its common stock on the Nasdaq Small Cap Market. The Company's listing on Nasdaq was effective as of the opening of business on April 1, 2003. The listing on Nasdaq was a move to encourage greater trading volume and liquidity by providing the Company more visibility in the small cap market.

         In July 2003, the Company completed a sale of $3.0 million in trust preferred securities through St. Joseph Capital Trust I (the "Trust"), a newly formed trust subsidiary. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities carry a variable rate of interest priced at the three month libor plus 305 basis points, have a stated maturity of 30 years, and, in effect, are guaranteed by the Company. The securities are redeemable at par after 5 years. Distributions on the trust preferred securities are payable quarterly on March 30, June 30, September 30 and December 30. The first distribution was paid on September 30, 2003. Under certain circumstances, distributions may be deferred for up to 20 calendar quarters. However, during any such deferrals, interest accrues on any unpaid distributions at the rate of the three month libor plus 305 basis points. The debentures will mature and the capital securities must be redeemed in 2033, although the Company has the option to shorten the maturity date to a date not earlier than September 30, 2008, pending the prior approval of the Board of Governors of the Federal Reserve System, if required. The trust preferred securities are carried on the Company's consolidated balance sheet as a liability and the interest expense is recorded on the Company's consolidated statement of income. These trust preferred securities qualify as Tier 1 capital.

         The Bank continues to focus on the goals established at its inception. The Bank offers a distinct approach to serving its clients using an operating philosophy that emphasizes integrity in dealing with others, an extraordinary execution of service, and innovation, with technology-driven delivery of products. This approach, along with the management's strong ties to the Indiana and Michigan communities it serves, has been the foundation of its success in building client relationships and maintaining controlled, profitable growth. This focus allows the Bank to operate in an effective and efficient manner providing exceptional client service yet permitting the Bank to be competitive in the marketplace. The operating philosophy is reflected in the results of the Company's operations and should be considered as they are analyzed. A consistently low overhead ratio continues to allow for competitive product pricing and lower service charges for the Bank's clients. The focus on credit quality is evident as the Bank has not yet experienced a single loan charge-off, which in turn allows for more efficient use of the Company's resources, including time, dollars, and energy. These established goals have made the Company unique in the market place and unique to its clients. The results from the most recent annual client survey confirmed that these unique differences have and will continue to provide new opportunities for the Company.

         The return on average assets (ROAA) and return on average equity (ROAE) have steadily increased from inception through 2002. In 2003, the ROAA and ROAE were negatively impacted by the severance expenses and professional fees related to the departure of two of our officers.

         Management expects that, over time, the Company's ROAA and ROAE will continue to improve as the Company's fixed costs and capital base are further leveraged. A consistent philosophy since inception has been the focus on superior asset quality. As a general rule, the most credit worthy borrowers are able to negotiate very favorable pricing terms in the market. Additionally, for strategic reasons, the Bank has retained substantially all of its residential mortgage loans. Again, it is generally accepted that residential mortgage loans are less risky than other types of loans. Therefore, the interest rates on residential mortgages are less than other types of term loans. These two factors have contributed to the superior asset quality record achieved by the Bank but have also resulted in a more modest net interest margin. Partially offsetting the lower net interest margin is the Company's low overhead ratio (non-interest expense divided by average assets).

         Another important aspect of the operating philosophy of the Company is to continue to grow at an appropriate rate. As the Company continues to grow, provision expense and variable other non-interest expenses should be a smaller percentage of total assets and lead to the continued improvement in ROAA and ROAE.

         The following discussion provides additional information regarding the Company's operations for the years ended December 31, 2003, 2002, and 2001 and financial condition at December 31, 2003 and 2002. The objective of this financial review is to enhance the reader's understanding and should be read in conjunction with the Company's consolidated financial statements and notes thereto included in this Form 10-K. For a description of the Company's accounting policies, see Note 1 of Notes to the Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

         Certain of the Company's accounting policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Some of the facts and circumstances, which could affect these judgments, include changes in interest rates, the performance of the economy or the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses.

         ALLOWANCE FOR LOAN LOSSES. The Bank maintains an allowance to absorb probable loan losses inherent in the portfolio. The allowance for loan losses is maintained at a level that management considers to be adequate based on ongoing monthly assessments and evaluations of the collectibility of the Bank's loans. Provisions for loan losses are based on management's review of credit loss experience among its peers and factors that, in management's judgment, deserve consideration under existing economic conditions in estimating probable loan losses. Management's strategy for credit risk oversight includes a combination of conservative exposure limits significantly below legal lending limits, and conservative underwriting standards and comprehensive loan documentation. The strategy also emphasizes diversification at the industry and client levels, regular credit examinations and periodic management reviews of large credit exposures and loans experiencing deterioration of credit quality.

         General allocations for loan types may be adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition. Factors that management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans, changes in mix, asset quality trends, risk management and loan administration, changes in the internal lending policies and credit standards, and examination results from bank regulatory agencies and the Bank's internal independent loan reviews.

         An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. Reserves on individual loans and general allocation rates are reviewed monthly and adjusted as necessary based on changing borrower and/or collateral conditions.

         The Bank has not substantively changed any aspect of its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current year allowance for loan losses.

         Based on the procedures discussed above, management is of the opinion that the allowance of $3.3 million was adequate, but not excessive, to absorb estimated loan losses associated with the loan portfolio at December 31, 2003. However, there can be no assurance that future losses will not exceed the estimated amounts or that the Bank will not be required to make additional provision for losses in the future.

FINANCIAL CONDITION

DECEMBER 31, 2003 COMPARED WITH DECEMBER 31, 2002

         During the twelve-month period of 2003, the Company's assets increased from $253.8 million on December 31, 2002, to $288.3 million on December 31, 2003. This was a 13.6% increase compared to an 18.2% increase during the previous year. As in the past, a consistent focus on deposit growth provided the funding needed to increase the net loan portfolio by $33.9 million during 2003. This loan growth was the primary contributor to the $34.5 million overall increase in assets. Commercial loan growth was $30.4 million or 89.7% of the net loan growth in 2003. Commercial loans made up 67.5% of gross loans at December 31, 2003.

         The continued significant concentration of the loan portfolio in commercial loans and the continued future growth of this portion of the Bank's lending business are consistent with our stated strategy of focusing on small- to mid-size businesses. Management anticipates this growth will continue as additional relationships are developed as a result of current calling efforts and the addition of new lending personnel. The deposit accounts related to the Bank's commercial lending business generate the greatest amount of local deposits, and are the primary source of demand deposits.

         The quality of the loan portfolio remains strong. The Company has not experienced any charge-offs since inception. Management believes they have instilled a very strong credit culture within the lending department as it pertains to the underwriting and administration processes. Over 96.6% of the loan portfolio consists of loans extended directly to companies and individuals doing business and residing within the Company's market area or having strong, long-standing ties to management. The remaining portion is comprised of commercial loans participated with certain non-affiliated commercial banks outside of the immediate area, which are underwritten using the same loan underwriting criteria as though the Bank was the originating bank.

         The economy in the Company's market area was relatively slow during 2002 and began a steady but modest increase in 2003. During this period the Company has grown and has maintained its interest rate spread, while experiencing no significant change in asset quality or in non-performing loan totals. However, due to a slowdown in economic growth in the previous years and the modest rate of the growth in the current economy, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan losses.

         The level of the allowance for loan losses and the amount of the quarterly provision for loan losses are determined by management based upon periodic reviews of the loan portfolio. In addition, because the Bank does not have an established charge-off history, management considers the level of charge-offs experienced by peer financial institutions having loan portfolio mixes and risk characteristics similar to the Bank's loan portfolio mix and risk characteristics. Estimating the risk of loss and the amount of loss is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience in the market, general economic conditions, information about specific borrower situations including their financial position, and collateral values and other factors and estimates which are subject to change over time.

         While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

         At December 31, 2003, cash and cash equivalents increased $14.5 million, from $20.9 million in 2002 to $35.4 million in 2003. This is in contrast to a $14.5 million decrease in securities available for sale, from $38.6 million in 2002 to $24.1 million in 2003. This shift in securities available for sale to cash and cash equivalents was the result of management repositioning the balance sheet to shorten the duration of assets in the investment portfolio combined with timing differences in the receipt of deposits. Due to a delay in the receipt of property tax dollars in the latter half of 2003 by various Indiana municipalities, the Bank's municipal funds on deposit were reduced to below normal holdings in the third and fourth quarters of 2003. At the end of December, these property tax dollars were collected which replenished the municipal deposits and provided substantial amounts of cash and cash equivalents. The average balances during 2003 for cash and cash equivalents and securities available for sale were $18.3 million and $37.5 million. These average balances represent the more normal mix between these categories. Subsequent to the end of 2003, a portion of the excess cash and cash equivalents was invested into securities available for sale.

         The $29.6 million growth in deposits in 2003 was mainly in interest-bearing deposits. This was a 16.7% increase in 2003 compared to a 15.9% increase in 2002. Interest-bearing deposits made up approximately 85.4% of the Bank's deposits at December 31, 2003. The average balance of deposits was $187.4 million during 2003 and $162.1 million during 2002. Deposit balances at year-end were $207.3 million at December 31, 2003 and $177.7 million at December 31, 2002. The $25.3 million increase in the average balance of deposits from 2002 to 2003, along with the $29.6 million increase in year-over-year deposits at December 31, demonstrates the consistent deposit growth the Bank has experienced. To date, the Company has been successful in attracting and retaining client relationships, which have provided a significant portion of the funding needed to grow the loan portfolio. Management has not placed undue reliance on brokered deposits and had accepted only $20.1 million in brokered certificates of deposit as of December 31, 2003 compared to $10.0 million at December 31, 2002. Management also believes the ability to attract and retain deposits is attributed to more personalized service than the competition. The deposit growth in 2003, along with $3.0 million from the subordinated debentures discussed earlier and the $2.1 million increase in equity achieved primarily through the retention of earnings, provided the funding needed to meet the $34.2 million growth in gross loans.

RESULTS OF OPERATIONS

2003 COMPARED WITH 2002

         OVERVIEW. Consolidated net income for the year ended December 31, 2003 was $1.8 million as compared to $1.7 million for 2002, for an increase of $142,000 or 8.4 % over 2002. Income per common share for 2003 increased to $1.08 basic and $1.05 diluted from a $1.00 basic and $.98 diluted income per common share for 2002. The increase in net income in 2003 compared to the prior year was comprised of an increase in net interest income after provision for loan losses of $1.5 million offset by a decrease in non-interest income of $133,000 and also reduced by an increase in non-interest expense of $1.2 million. Income tax expense was $1.0 million in both 2003 and 2002.

         NET INTEREST INCOME. The largest component of net income is net interest income. Net interest income is the difference between interest income, principally from loans and securities available for sale, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar levels of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

         The tables incorporated in this document presented on pages 11 - 14, for the periods indicated, presents certain information related to the Company's average assets and liability structure and the Company's average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding asset or liability.

         Net interest income during 2003 was $8.3 million, an increase of 13.7% over the $7.3 million earned during 2002. Yields on the Bank's interest-earning assets declined by 60 basis points to 5.03% for the year ended December 31, 2003, from 5.63% for the year ended December 31, 2002. Rates paid on interest-bearing liabilities dropped by 59 basis points during this same period. The similar basis point decrease on interest-earning assets and interest-bearing liabilities allowed the Bank's net interest spread to decline by only 1 basis point from 3.02% in 2002 to 3.01% in 2003. Management's ability to manage the yields on assets and the rates paid on liabilities during 2003 contributed to the net interest margin decreasing by only 5 basis points from 3.35% for 2002 to 3.30% for 2003. The slightly larger decrease in the net interest margin of 5 basis points compared to the 1 basis point decrease in the net interest spread was due to the volume and mix of assets and liabilities. The increased volume in interest-earning assets can generate more net interest income during a period despite the decreasing yields, as long as the volume variance is greater than the negative rate variance. However, the additional leveraging of capital, which increases the percentage of interest-bearing liabilities used to fund the asset growth, will push the net interest margin lower. In 2003, the increase in net interest income of $1.1 million was the result of increased volume. Management believes that the current level of interest rates are significantly driven by external factors and the net interest margin could continue to compress if interest rates overall remain at current levels and the Bank continues to grow. If interest rates remain at their current levels or continue to decline, net interest income can be increased by growth in interest-bearing liabilities and interest-earning assets. Management does not expect a significant rise in interest rates in the near term, and, therefore, intends on continuing to add volume to the balance sheet to be able to increase net interest income.

         PROVISION FOR LOAN LOSSES. Provisions to the allowance for loan losses during 2003 totaled $327,000, a decrease from the $716,000 expensed during 2002. The lower provision expense for 2003 was partly attributable to a slow down in the rate of growth of the loan portfolio from $45.1 million in 2002 to $34.2 million in 2003. One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the total loan portfolio. The allowance for loan losses as a percentage of total loans outstanding as of December 31, 2003 was 1.47%, compared to 1.56% at

December 31, 2002. The decrease in the allowance for loan losses as a percentage of total loans receivable was primarily a result of management's risk assessment of the portfolio. The risk assessment is based on numerous statistical and other factors including the specific asset class of each loan (i.e. commercial, residential or consumer), the internal risk rating of each loan, specific industry concentrations, an assessment for large dollar and unsecured loans and specific reserves for watch list credits as well as general economic and geopolitical factors.

         In each accounting period, the allowance for loan losses is adjusted to the amount believed necessary to maintain the allowance at adequate levels. Through the loan review and credit department, management allocates specific portions of the allowance for loan losses based on specifically identifiable problem loans. The evaluation of the allowance for loan losses is further based on, although not limited to, consideration of the internally prepared Loan Loss Reserve Analysis ("Reserve Analysis"), composition of the loan portfolio, third party analysis of the loan administration processes and loan portfolio and general economic conditions. In addition, the Bank's status as a relatively new banking organization and the rapid loan growth since inception is taken into account.

         The Reserve Analysis, used since the inception of the Bank and completed monthly, applies reserve allocation factors to outstanding loan balances to calculate an overall allowance dollar amount. For commercial loans, which continue to comprise a vast majority of the Bank's total loans, reserve allocation factors are based upon the loan ratings as determined by the Management's comprehensive loan rating paradigm that is administered by its loan review personnel. For retail loans, reserve allocation factors are based upon the type of credit. The Reserve Analysis is reviewed regularly by senior management and the board of directors and is adjusted periodically based upon identifiable trends and experience.

         The Bank has not experienced any charge-offs from loans receivable since inception. Accordingly, in estimating the risk of loss in the Bank's loan portfolio, management considered the level of charge-offs on loans experienced by peer financial institutions having a loan portfolio mix and risk characteristics similar to the Bank's loan portfolio mix and risk characteristics. At December 31, 2003, no portion of the allowance for loan losses was allocated to impaired loan balances, as there were no loans considered impaired. Management believes the allowance for loan losses at December 31, 2003 was adequate to absorb losses in the loan portfolio, including probable incurred losses due to the current state of the economy. However, there can be no assurance that future losses will not exceed the estimated amounts or that the Bank will not be required to make additional provision for losses in the future.

         NON-INTEREST INCOME. Non-interest income decreased by $133,000 in 2003 compared to 2002. Non-interest income in 2003 consisted mainly of depository account service fees, interchange income on credit cards, and net gain on sales of securities available for sale. Non-interest income in 2002 consisted primarily of depository account service fees, interchange income on credit cards, and net gain on sales and calls of securities available for sale. The decline in overall non-interest income was primarily due to the decrease in net gain on sale of securities from $402,000 in 2002 to $236,000 in 2003. Service charges on deposit accounts increased only slightly as more clients maintained higher average balances in their demand deposit accounts to pay for service charges. Due to the Company's operating philosophy, which includes a general aversion to excessive service charges on deposit accounts, significant changes in service charges would not be expected except as a result of continued growth in deposit relationships.

         NON-INTEREST EXPENSE. The main components of non-interest expense were salaries and employee benefits, occupancy and equipment, professional fees, and data processing for 2003 and 2002. Non-interest expense for 2003 was $5.9 million as compared to $4.7 million in 2002. Management continues to control overhead expenses without impairing the quality of service provided to clients.

         Salaries and employee benefits, which are the largest component of non-interest expense, experienced the most significant dollar increase of any non-interest expense component. For 2003, total salaries and employee benefits were $4.0 million compared to $3.1 million for 2002. The increase in employee salaries and benefits was a result of merit increases and hiring additional sales staff in order to continue to grow the business as well as providing high quality client service. In addition, salaries and employee benefits included severance expense and expense related to the accelerated vesting of stock options of $341,000 from the departure of two officers from the Company. Of this amount, approximately $80,000 was a non-cash charge to the income statement for the accelerated vesting of stock options for the severed employees. Also during 2003 and consistent with its previous announcement of it's adoption of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the Company began expensing the fair value of stock option awards earned during the year. The amount for this new expense was $67,000 in 2003. There was no direct income statement impact for this activity in prior periods. Please refer to Note 8 in the Notes to Consolidated Financial Statements for more details.

         Occupancy and equipment expense and data processing expense remained primarily unchanged during 2003 as compared to 2002. Professional fees increased from $193,000 in 2002 to $284,000 in 2003 mostly due to costs related to the departure of the two officers who resigned from the Company in 2003.

         Monitoring and controlling non-interest costs, while at the same time providing high quality service to clients, is one of management's top priorities. The Company's efficiency ratio, computed by dividing non-interest expenses by net interest income plus non-interest income, less security gains was 66.44% and 61.51% during 2003 and 2002.

         The efficiency ratio for 2003 was negatively impacted by the costs related to the severance of two officers who resigned from the Company. These costs included $341,000 of severance expense and $144,000 of professional fees. Without these charges to the income statement the efficiency ratio would have improved in 2003 compared to 2002. A higher level of net revenue growth (net interest income plus non-interest income, less non reoccurring gains or charges) when compared to the growth in overhead costs will lead to improved efficiency ratios and overall profitability.

         INCOME TAXES. The effective tax rate in 2003 was 36.39% compared to 36.63% in 2002. As earnings increase, the Company will continue to record the calculated tax expense at similar rates.

2002 COMPARED WITH 2001

         OVERVIEW. Consolidated net income for the year ended December 31, 2002 was $1.7 million as compared to $1.3 million for 2001, for an increase of $408,000 or 32.0% over 2001. Income per common share for 2002 increased to $1.00 basic and $.98 diluted from a $.76 basic and $.75 diluted income per common share for 2001. The increase in net income for 2002 compared to the prior year was comprised of increases in net interest income after provision for loan losses of $1.1 million or 21.2% and an increase in non-interest income of $198,000 or 29.6%, reduced by an increase in non-interest expense of $679,000 or 16.7% and also reduced by an increase in income tax expense. Income tax expense for 2002 was $973,000 compared to $718,000 in 2001.

         NET INTEREST INCOME. Interest income during 2002 was $12.2 million, a 2.0% decrease from the $12.4 million earned during 2001. In 2002, earning assets averaged $216.2 million, an increase from average earning assets of $179.8 million in 2001. Interest income during 2002 was negatively impacted by the decline in the yield on earning assets from 2001; a result of the overall decline in market interest rates during the year. During 2002 and 2001, the weighted average yield on earning assets was 5.63% and 6.90%. The continued decrease in yields during 2002 was a result of further reductions in market interest rates due to the sustained weakness of the economy. Interest income should grow as the loan portfolio and other interest earning assets increase.

         Interest expense during 2002 was $4.9 million, a 25.6% decrease over the $6.6 million expensed during 2001. During 2002, interest-bearing liabilities averaged $187.9 million, which was higher than the average interest-bearing funds of $153.7 million in 2001. Positively impacting interest expense for 2002 compared to 2001 was the decline in the cost of interest-bearing funds due to the decline in market rates as mentioned previously. During 2002 and 2001, interest-bearing liabilities had a weighted average rate of 2.61% and 4.30%. The decline in market interest rates during 2002 resulted in a substantial decline in the cost of funds during 2002 as compared to 2001.

         Net interest income during 2002 was $7.3 million, an increase of 24.7% over the $5.8 million earned during 2001. The net interest spread has increased from 2.60% during 2001 to 3.02% in 2002. Although the Bank experienced significant asset growth during 2002, the net interest spread increased as a result of the ability to lower deposits rates to offset the decrease in asset yields.

         PROVISION FOR LOAN LOSSES. Provisions to the allowance for loan losses during 2002, totaled $716,000, an increase from the $422,000 expensed during 2001. The higher provision expense for 2002 was partly attributable an increase in the rate of growth of the loan portfolio from $15.4 million in 2001 to $45.1 million in 2002. The allowance for loan losses as a percentage of total loans outstanding as of December 31, 2002 was 1.56%, compared to 1.55% at December 31, 2001. The increase in the allowance for loan losses as a percentage of total loans receivable was primarily a result of management's risk assessment of the portfolio. At December 31, 2002, no portion of the allowance for loan losses was allocated to impaired loan balances, as there were no loans considered impaired.

         NON-INTEREST INCOME. Non-interest income increased by $198,000 from 2001 to 2002. Non-interest income in 2002 consisted mainly of depository account service fees, interchange income on credit cards, and net gain on sales of securities available for sale. Non-interest income in 2001 consisted primarily of depository account service fees, interchange income, and net gain on sales and calls of securities available for sale. The growth in non-interest income, excluding gains or losses on the sale of securities was mainly a result of increasing the Bank's client base as well as the reduction in the earnings credit rate on business checking accounts, which caused clients to pay a greater portion of their service charges with hard dollars as opposed to paying for service charges with excess balances in their demand deposit accounts. The net gain on sale of securities available for sale increased in 2002 to $402,000 compared to $320,000 in 2001.

         NON-INTEREST EXPENSE. The main components of non-interest expense were salaries and employee benefits, occupancy and equipment, data processing, and professional fees for 2002 and 2001. Non-interest expense for 2002 was $4.7 million as compared to $4.1 million in 2001. Management continues to attempt to control overhead expenses without impairing the quality of service provided to clients.

         Salaries and employee benefits experienced the most significant dollar increase of any non-interest expense component. For 2002, total salaries and employee benefits were $3.1 million compared to $2.5 million for 2001. The increase was primarily attributable to the increase in the number of employees required to service the larger client base and attract new clients, as well as merit and cost of living raises.

         Monitoring and controlling non-interest costs, while at the same time providing high quality service to clients, is one of management's top priorities. The Company's efficiency ratio, computed by dividing non-interest expenses by net interest income plus non-interest income, less security gains was 61.51% and 66.00% during 2002 and 2001. A higher level of net revenue growth (net interest income plus non-interest income, less non reoccurring gains or charges) when compared to the growth in overhead costs lead to an improved efficiency ratio and improved overall profitability.

         INCOME TAXES. The Company has utilized the entire net operating loss carry forward and has shown adequate profitability to warrant recording the net deferred tax assets. Consequently, management reversed all of the remaining valuation allowance for deferred tax assets during 2000, therefore making the Company a full taxpayer during 2001. The effective tax rate in 2002 was 36.6% compared to 36.0% in 2001. As the Company continues to be profitable, it will report net tax expense.

LIQUIDITY

         The Bank's liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans and securities and net profits. These monies can be used to fund loan requests, meet deposit withdrawals, maintain reserve requirements, and support operations. Liquidity is primarily achieved through the growth of deposits (both local and out-of-area) and by maintaining liquid assets such as securities available for sale, matured securities, and federal funds sold. Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that manages interest rate risk and assists in achieving an acceptable level of profitability. An important part of the overall asset and liability management process is providing adequate liquidity. Liquid assets were $59.6 million at December 31, 2003 compared to $59.5 million at December 31, 2002 and $65.2 million at December 31, 2001.

         The Bank's liquidity strategy is to fund loan growth with deposits, repurchase agreements, and FHLB advances and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from depositors located in the market area have consistently increased, the growth has not been sufficient at times to meet the substantial loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds, the Bank has obtained certificates of deposit from customers outside of the market area and placed by deposit brokers for a fee, as well as certificates of deposit obtained from the deposit owners directly. As of December 31, 2003, brokered deposits totaled $20.1 million, or 9.4% of combined deposits and repurchase agreements, compared to $10.0 million, or 5.3% of combined deposits and repurchase agreements, as of December 31, 2002. The acceptance of brokered deposits is expected to be an ongoing activity due to planned future growth.

         The Bank has the ability to borrow money on a daily basis through correspondent banks via established federal funds purchased lines; however, this is viewed as only a secondary and temporary source of funds. The average balance of federal funds sold during 2003 equaled $1.9 million, compared to $4.4 million average balance of federal funds purchased during the same period.

         As a member of the FHLB, the Bank has access to the FHLB's borrowing programs. Based on available collateral at February 29, 2004, the Bank could borrow up to approximately $74.2 million subject to the purchase of additional stock in the FHLB. As of December 31, 2003, $46.5 million in FHLB advances was outstanding. The availability could continue to increase if the loan and investment portfolios grow in the future.

         In addition to typical loan funding and deposit flows, the Bank must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of December 31, 2003, there were a total of $96.4 million in unfunded loan commitments and $4.6 million in unfunded standby letters of credit. Fluctuations in loan balances and commitment levels are monitored, with such data being used in managing overall liquidity.

         The statements of cash flows for the periods presented provide an indication of the Company's sources and uses of cash as well as an indication of its ability to maintain an adequate level of liquidity. A discussion of the statements of cash flows for 2003, 2002, and 2001 follows.

         During all periods presented, the Company experienced a net increase in cash from operating activities. Net cash from operating activities was $2.5 million during 2003 compared to $2.6 million during 2002 and $1.4 million during 2001. The increase in cash from operating activities was primarily a result of the Company's ability to generate net income of $1.8 million in 2003, $1.7 million in 2002 and $1.3 million in 2001.

         For 2003, 2002, and 2001, the Company experienced a net decrease in net cash from investing activities. Net cash from investing activities was $(20.7) million, $(38.3) million and $(37.2) million for

2003, 2002, and 2001. The changes in net cash from investing activities include purchases, sales, maturities, and calls of securities available for sale, growth in loans receivable and purchases of premises and equipment.

         Net cash flow from financing activities was $32.7 million, $36.6 million, and $36.3 million for 2003, 2002, and 2001. In 2003, the increase was primarily attributable to the growth in deposits of $29.6 million, net FHLB advances of $3.5 million, and subordinated debentures of $3.0 million offset by a decrease of $3.8 million for securities sold under the agreement to repurchase. In 2002, the increase was primarily attributable to the growth in total deposits of $24.4 million and net FHLB advances of $12.5 million. In 2001, the increase was primarily attributable to the growth in total deposits of $30.9 million, net FHLB advances of $3.0 million, and securities sold under the agreement to repurchase of $2.4 million.

CONTRACTUAL OBLIGATIONS

                                                            Payments Due by Period
                                                            (Dollars in Thousands)
                                                 Less than        1 to 3         4 to 5         After 5
                                    Total         1 year           years          years          years
                                    -----         ------           -----          -----          -----
Certificate of deposit         $    70,251     $    45,031    $    23,141    $     2,079     $         -
FHLB advances                       46,520           4,780         16,740          6,500          18,500
Subordinated debentures              3,000               -              -              -           3,000
                               -----------     -----------    -----------    -----------     -----------
     Total contractual cash
       obligations             $   119,771     $    49,811    $    39,881    $     8,579     $    21,500
                               ===========     ===========    ===========    ===========     ===========

         The long-term debt obligations consist of certificates of deposit, advances from the FHLB, and subordinated debentures. The above schedule represents principal payments only and does not include interest.

CAPITAL RESOURCES

         Retained earnings at December 31, 2003 was $5.0 million compared to $3.2 million at December 31, 2002. The increase in retained earnings was equal to the Company's net income of $1.8 million for 2003.

         Accumulated other comprehensive income, net of tax from net unrealized gains on securities available for sale, was $199,000 as of December 31, 2003 as compared to $572,000 as of December 31, 2002. The decline since December 31, 2002 was primarily attributable to a decrease in the net gain on securities available for sale balance.

         Total shareholders' equity was $24.2 million as of December 31, 2003, an increase of $2.1 million from $22.1 million as of December 31, 2002. The increase resulted from the increase in the net income for the year as well as the proceeds from the issuance of common stock upon the exercise of stock options.

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

         The components of total risk-based capital are Tier 1 capital and Tier 2 capital. Tier 1 capital is total shareholders' equity less intangible assets. Tier 2 capital is Tier 1 capital plus a portion of the allowance for loan losses. The allowance for loan losses is includable in Tier 2 capital up to a maximum of 1.25% of risk-weighted assets. The net unrealized appreciation (depreciation) on securities available for sale, net of tax, is not considered in meeting regulatory capital requirements. The tables in Note 12 of the notes to consolidated financial statements provide the minimum regulatory capital requirements and the actual capital ratios at December 31, 2003 and 2002.

As of December 31, 2003, management was not aware of any current recommendations by the banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company's liquidity, capital resources or operations.

MANAGEMENT OF INTEREST SENSITIVITY

         The Company's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. Interest rate risk is the exposure of the Company's financial condition to adverse movements in interest rates. The Company derives its income primarily from the excess of interest collected on its interest-earning assets over the interest paid on its interest-bearing liabilities. The rates of interest the Company earns on its assets and owes on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, the Company is exposed to lower profitability if it cannot adapt to interest rate changes. Accepting interest rate risk can be an important source of profitability and shareholder value; however, excessive levels of interest rate risk could pose a significant threat to the Company's earnings and capital base. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to the Company's safety and soundness.

         Evaluating the exposure to changes in interest rates includes assessing both the adequacy of the process used to control interest rate risk and the quantitative level of exposure. The Bank's interest rate risk management process seeks to ensure that appropriate policies, procedures, management, information systems and internal controls are in place to maintain interest rate risk at prudent levels with consistency and continuity. In evaluating the quantitative level of interest rate risk, management assesses the existing and potential future effects of changes in interest rates on the Company's financial condition, including capital adequacy, earnings, liquidity, and asset quality.

         Management uses three interest rate risk measurement techniques. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest sensitive assets and liabilities that will be refinanced or re-priced during a given time period. A significant re-pricing gap could result in a negative impact to the Bank's net interest margin during periods of changing market interest rates.

         The second interest rate risk measurement used is commonly referred to as net interest income simulation analysis. Management believes that this methodology provides a more accurate measurement of interest rate risk than the GAP analysis, and therefore, serves as one of its primary interest rate risk measurement techniques. The simulation model assesses the direction and magnitude of variations in net interest income resulting from potential changes in market interest rates. Key assumptions in the model include prepayment speeds on various loan and investment assets; cash flows and maturities of interest-sensitive assets and liabilities; and changes in market conditions impacting loan and deposit volume and pricing. These assumptions are inherently uncertain and subject to fluctuation and revision in a dynamic environment; therefore, the model cannot precisely estimate net interest income or exactly predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions and the Bank's strategies, among other factors.

         Management conducted multiple simulations as of December 31, 2003, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred. Results of the simulation suggest that the Bank could expect net interest income to decrease by approximately $128,000, if interest rates gradually decline by 100 basis points over the next twelve months, and to increase approximately $92,000, if interest rates gradually increase 100 basis points over the next twelve months, from forecast levels of net interest income absent any changes in rates. These variances in net interest income were within the Bank's policy parameters established to manage interest rate risk. Other simulations are run quarterly looking at changes to net interest income given 200 and 300 basis point changes in interest rates.

         The third interest rate risk measurement used is commonly referred to as an "EVE" analysis or an Economic Value of Equity analysis. Along with the simulation analysis, management believes that the EVE analysis methodology provides a more accurate measurement of interest rate risk than the GAP analysis, and therefore, serves as one of management's primary interest rate risk measurement techniques. The EVE analysis assesses the impact to the value of equity given potential changes in market interest rates. Key assumptions in the model include prepayment speeds on various loans, discount rates and the duration of assets and liabilities as determined by the federal regulatory agencies. These assumptions are inherently uncertain, subject to fluctuation and revision in a dynamic environment; therefore, the model cannot precisely estimate the value of equity or exactly predict the impact that higher or lower interest rates will have on the value of equity. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions and the Company's strategies, among other factors.

         Results of the economic value of equity analysis done as of December 31, 2003, suggest that the Bank could expect the value of its equity to increase 3.84% and 6.98%, if there was an immediate interest rate shift upward of 100 and 200 basis points and to decrease 5.27%, if there was an immediate interest rate shift downward of 100 and 200 basis points. Due to the current interest rate environment a 200 basis point shift downward is not applicable in the modeling. Management believes the different scenarios indicate a financial services organization that has relatively low overall interest rate risk.

         Austin Advisors, Inc., a firm specializing in consulting and providing assistance to banks, performs a formal asset/liability management analysis on a monthly basis. This information is presented and reviewed by the asset/liability committee.

IMPACT OF INFLATION AND CHANGING PRICES

         The majority of the Company's assets and liabilities are monetary in nature and therefore the Company differs greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. Inflation significantly affects non-interest expense, which tends to rise during periods of general inflation.

ITEM 7A. QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates at December 31, 2003 and 2002. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based upon the Company's historical experience, management's judgment, and statistical analysis concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits are assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted-average variable rates are based upon contractual rates existing at the reporting date.

                   MARKET RISK DISCLOSURE AT DECEMBER 31, 2003
                             (Dollars in thousands)

                                                                                                                  Fair Value
                                     2004       2005       2006        2007       2008    Thereafter    Total      12/31/03
RATE-SENSITIVE ASSETS
Variable interest rate loans       $ 51,454   $ 6,054    $   908      $ 9,918   $  4,666   $61,044    $ 134,044    $ 132,737
Average interest rate                  4.02%     4.39%      3.74%        3.90%      3.94%     4.82%        4.39%
Fixed interest rate loans             8,034     2,254      8,840       15,602     24,399    33,119       92,248       93,174
Average interest rate                  5.07%     6.90%      6.61%        6.33%      5.32%     5.66%        5.75%
Fixed interest rate securities            -     2,055      1,061        3,399      8,036     9,583       24,134       24,134
Average interest rate                     -%     4.01%      4.10%        3.23%      2.81%     3.94%        3.45%
Other variable rate assets           25,289         -          -            -          -         -       25,289       25,289
Average interest rate                  1.31%        -%         -%           -%         -%        -%        1.31%

RATE-SENSITIVE LIABILITIES
Variable interest rate deposits           -         -          -            -          -   106,789      106,789      106,167
Average interest rate                     -%        -%         -%           -%         -%      .54%         .54%
Fixed interest rate deposits         45,031     4,894     18,247        2,079          -         -       70,251       71,244
Average interest rate                  1.34%     3.04%      2.97%        5.20%         -%        -%        2.00%
Variable interest rate borrowings     6,484         -          -            -          -     3,000        9,484        9,484
Average interest rate                   .32%        -%         -%           -%         -%     4.20%        1.55%
Fixed interest rate borrowings        4,780     9,740      7,000        4,500      2,000    18,500       46,520       47,006
Average interest rate                  2.84%     4.16%      3.48%        4.06%      4.99%     5.31%        4.41%

                   MARKET RISK DISCLOSURE AT DECEMBER 31, 2002
                             (Dollars in thousands)

                                                                                                                  Fair Value
                                     2003       2004      2005         2006       2007    Thereafter    Total      12/31/02
RATE-SENSITIVE ASSETS
Variable interest rate loans       $40,878    $ 6,499    $ 1,931      $ 1,023   $ 10,805  $ 45,188    $ 106,324   $  107,436
Average interest rate                 4.26%      4.25%      5.26%        4.15%      4.11%     5.44%        4.76%
Fixed interest rate loans            4,586      5,318      3,595       12,572     16,681    43,008       85,760       84,736
Average interest rate                 5.02%      7.40%      7.22%        7.14%      6.53%     6.37%        6.54%
Fixed interest rate securities       4,054      1,037      6,196        5,185      9,510     12,598      38,580       38,580
Average interest rate                 3.15%      3.42%      3.78%        4.42%      4.39%     4.33%        4.12%
Other variable rate assets           2,623          -          -            -          -         -        2,623        2,623
Average interest rate                 5.96%         -%         -%           -%         -%        -%        5.96%

RATE-SENSITIVE LIABILITIES
Variable interest rate deposits          -          -          -            -          -   108,006      108,006      107,786
Average interest rate                    -%         -%         -%           -%         -%     1.06%        1.06%
Fixed interest rate deposits        34,033        754      2,064          775      2,066         -       39,692       40,431
Average interest rate                 2.73%      4.33%      4.18%        4.89%      5.20%        -%        3.01%
Variable interest rate borrowings   10,280          -          -            -          -         -       10,280       10,280
Average interest rate                  .98%         -%         -%           -%         -%        -%         .98%
Fixed interest rate borrowings       4,550      2,780      7,740        3,000      4,500    20,500       43,070       43,519
Average interest rate                4.52%       3.91%      4.63%        4.21%      4.10%     5.28%        4.79%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and notes related thereto are attached as
Exhibit 99.1 and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On April 9, 2002, the Company dismissed Crowe Chizek and Company LLC as its principal accountants. The former accountants' reports on the Registrant's financial statements for the year ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended and approved by the Company's audit committee and by its board of directors. During the year ended December 31, 2001 and subsequent interim periods, preceding the dismissal, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of the former accountants, would have caused them to make reference to the subject matter of the disagreement in connection with their report. No "reportable events", as defined in Item 304(a)(1)(v) of Regulation S-K of the Securities Exchange Act of 1934, as amended, occurred during the year ended December 31, 2001 and any subsequent interim periods preceding the former accountants dismissal.

         On April 10, 2002, the Company engaged Plante & Moran PLLC as its principal accountants to audit the financial statements for the years ending December 31, 2002 and 2003. During 2001 or any subsequent interim period prior to engaging the new accountants, the Company did not consult with the newly engaged accountants regarding any of the matters described in Item 304(a)(2)(i) or (ii) of Regulation S-K of the Securities Exchange Act of 1934, as amended.

ITEM 9A. CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2003. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information listed under the caption "Election of Directors" in the Proxy Statement furnished to the Securities Exchange Commission is incorporated by reference.

ITEM 11 EXECUTIVE COMPENSATION.

         The information presented under the captions "Executive Officer Compensation and Director Fees" in the Proxy Statement for the 2004 annual meeting of stockholders furnished to the Securities Exchange Commission is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The table below sets forth the following information as of December 31, 2003 for St. Joseph Capital Corporation 1996 Stock Incentive Plan:

         (a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights,

         (b) the weighted-average exercise price of such outstanding options, warrants and rights, and

         (c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

                      EQUITY COMPENSATION PLAN INFORMATION

                                NUMBER OF SECURITIES       WEIGHTED-AVERAGE
                                  TO BE ISSUED UPON            EXERCISE            NUMBER OF SECURITIES
                                     EXERCISE OF         PRICE OF OUTSTANDING     REMAINING AVAILABLE FOR
        PLAN CATEGORY            OUTSTANDING OPTIONS            OPTIONS               FUTURE ISSUANCE
        -------------            -------------------            -------               ---------------
Equity compensation plans
approved by security
holders......................          275,819                  $15.08                    112,301

Equity compensation plans
not approved by security
holders......................            -0-                      -0-                       -0-

TOTAL........................          275,819                  $15.08                    112,301

         The information presented under the caption "Stock Ownership of Certain Beneficial Owners" in the Proxy Statement for the 2004 annual meeting of stockholders furnished to the Securities Exchange Commission is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information listed under the caption "Transactions With Management" in the Proxy Statement for the 2004 annual meeting of stockholders furnished to the Securities Exchange Commission is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

                  The information listed under the caption "Independent Auditors" in the Proxy Statement for the 2004 annual meeting of stockholders furnished to the Securities Exchange Commission is incorporated by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

                  A report on Form 8-K was filed on January 23, 2004 pursuant to
                  Item 5, which reported, in the form of a press release, the Company's declaration of a cash dividend and the appointment of Mark Secor as the Company's new Chief Financial Officer and the financial results for the quarter ended December 31, 2003.

                         ST. JOSEPH CAPITAL CORPORATION
                                  EXHIBIT INDEX

                                                                                                             INCORPORATED BY
EXHIBIT NO.                                         DESCRIPTION OF EXHIBITS                                     REFERENCE
-----------   --------------------------------------------------------------------------------------------   ---------------
    3.1       Certificate of Incorporation, as amended, of St. Joseph Capital Corporation                          *

    3.2       Bylaws of St. Joseph Capital Corporation                                                             *

    4.1       Specimen Common Stock Certificate of St. Joseph Capital Corporation (See also Articles IV,           *
              VI, VII, VIII, XI and XII of Exhibit 3.1 and Articles III, IX, X, XI and XII of Exhibit 3.2)

   10.1       St. Joseph Capital Corporation 1996 Stock Incentive Plan                                           *****

   10.2       Stock Option Agreement between St. Joseph Capital Corporation and John W. Rosenthal, dated           *
              June 11, 1996

   10.3       Employment Agreement between St. Joseph Capital and John W. Rosenthal, dated March 18, 1996          *

   10.4       Amendment to the Employment Agreement between St. Joseph Capital Corporation and John W.            ***
              Rosenthal, dated March 18, 1996

   10.5       St. Joseph Capital Bank 401(k) Plan                                                                 **

   10.6       Amendment to the Employment Agreement between St. Joseph Capital Corporation and John W.           ****
              Rosenthal, dated October 1, 2002

   16.1       Letter Re: Change in Certifying Accountant                                                          50

   21.1       Subsidiary of St. Joseph Capital Corporation                                                         *

   23.1       Consent of Plante & Moran, PLLC                                                                     44

   23.2       Consent of Crowe Chizek and Company LLC                                                             45

   31.1       Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer                                   46

   31.2       Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer                                   47

   32.1       Section 1350 Certification of Chief Executive Officer                                               48

   32.2       Section 1350 Certification of Chief Financial Officer                                               49

   99.1       Financial Statements and Related Notes                                                              51

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

*** Incorporated by reference from the 1997 Form 10-KSB filed by the Corporation on March 31, 1998.

**** Incorporated by reference from the 2002 Form 10-KSB filed by the Corporation on March 24, 2003.

***** Incorporated by reference from the Form S-8 filed by the Corporation on October 21, 2003.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2004.

                              ST. JOSEPH CAPITAL CORPORATION

                              By: /s/ John W. Rosenthal
                                  John W. Rosenthal, Chief Executive Officer
                                  and Chairman of the Board

                              By: /s/ Mark E. Secor
                                  Mark E. Secor, Chief Financial Officer
                                  and Secretary of the Board

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities noted below and on March 29, 2004.

         Signature                                Title
--------------------------    -----------------------------------------------
/s/ John W. Rosenthal         President, Chief Executive Officer and Chairman
John W. Rosenthal             of the Board

/s/ Brian R. Brady            Director
Brian R. Brady

/s/ Anna Reilly Cullinan      Director
Anna Reilly Cullinan

/s/ David A. Eckrich          Director
David A. Eckrich

/s/ Jeffrey V. Hammes         Director
Jeffrey V. Hammes

/s/ Michael R. Leep, Sr.      Director
Michael Leep, Sr.

/s/ Todd B. Martin            Director
Todd B. Martin

/s/ Jack K. Matthys           Director
Jack K. Matthys

/s/ Arthur H. McElwee, Jr.    Director
Arthur H. McElwee, Jr.

/s/ Myron C. Noble            Director
Myron C. Noble

/s/ Ben F. Ziolkowski         Director
Ben F. Ziolkowski

                                       43