Form 10-Q
period 2004-03-31
ST JOSEPH CAPITAL CORP
filed 2004-05-11
CIK 1015856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2004

Commission File Number:  000-50219

St. Joseph Capital Corporation

(Exact name of Registrant as specified in its charter)

Delaware

35-1977746

(State or other jurisdiction

(I.R.S. Employer Identification Number)

of incorporation or organization)

3820 Edison Lakes Parkway, Mishawaka, IN 46545

(Address of principal executive offices, including zip code)

(574) 273-9700

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes

X

No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes

No

X

There were 1,732,445 shares of the Registrant’s common stock, $0.01 par value per share, outstanding as of May 1 3 , 2004.

#

TABLE OF CONTENTS

Page

Number

PART I – FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets,

March 31, 2004 (Unaudited) and December 31, 2003

3

Condensed Consolidated Statements of Income,

Three Months Ended March 31, 2004 and 2003 (Unaudited)

4

Condensed Consolidated Statements of Cash Flows,

Three Months Ended March 31, 2004 and 2003 (Unaudited)

5

Notes to the Consolidated Financial Statements

6

Item 2.   Management’s Discussion and Analysis of Financial Condition

and Results of Operations

8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

15

Item 4.   Controls and Procedures

16

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

16

Item 2.   Changes in Securities and Use of Proceeds

16

Item 3.   Defaults Upon Senior Securities

16

Item 4.   Submission of Matters to a Vote of Security Holders

16

Item 5.   Other Information

16

Item 6.   Exhibits and Reports on Form 8-K

16

Signatures

17

#

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

March 31,

December 31,

2004

2003

ASSETS

Cash and due from banks

$

14,187

$

12,466

Interest-earning deposits in other financial institutions

8,238

263

Federal funds sold

-

22,700

Total cash and cash equivalents

22,425

35,429

Securities available for sale

50,590

24,134

Federal Home Loan Bank (FHLB) stock, at cost

2,354

2,326

Loans, net of allowance of $3,361 and $3,317

225,913

222,974

Accrued interest receivable

1,175

994

Premises and equipment, net

1,366

1,347

Other assets

1,735

1,054

Total assets

$

305,558

$

288,258

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities

Deposits

Noninterest-bearing

$

31,984

$

30,242

Interest-bearing

176,945

177,040

Total deposits

208,929

207,282

Securities sold under agreements to repurchase

5,480

6,484

Federal funds purchased

15,500

-

FHLB advances

46,520

46,520

Accrued interest payable

126

158

Subordinated debentures

3,000

3,000

Other liabilities

708

579

Total liabilities

280,263

264,023

Shareholders’ equity

Common stock, $0.01 par value, 2,500,000 shares

authorized; 1,732,445 and 1,707,445 shares issued and

outstanding at March 31, 2004 and December 31, 2003

17

17

Additional paid-in capital

19,312

18,984

Retained earnings

5,491

5,035

Accumulated other comprehensive income

475

199

Total shareholders’ equity

25,295

24,235

Total liabilities and shareholders’ equity

$

305,558

$

288,258

See accompanying notes to the condensed consolidated financial statements.

#

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

Three Months Ended March 31,

2004

2003

Interest income

Loans, including fees

$

2,881

$

2,787

Securities available for sale - taxable

278

323

Securities available for sale - tax exempt

67

66

FHLB stock

35

30

Federal funds sold

33

5

Other interest earning assets

49

8

Total interest income

3,343

3,219

Interest expense

Deposits

612

633

Federal funds purchased

11

8

Securities sold under agreements to repurchase

5

14

Subordinated debentures

33

-

FHLB advances

518

507

Total interest expense

1,179

1,162

Net interest income

2,164

2,057

Provision for loan losses

44

77

Net interest income after provision for loan losses

2,120

1,980

Noninterest income

Service charges on deposit accounts

92

84

Gain on sales of securities available

for sale, net

77

-

Other income

38

30

Total noninterest income

207

114

Noninterest expense

Salaries and employee benefits

1,083

901

Occupancy and equipment

99

102

Other expense

387

317

Total noninterest expense

1,569

1,320

Income before income taxes

758

774

Income tax expense

232

273

Net income

$

526

$

501

Basic income per common share

$

.30

$

.30

Diluted income per common share

$

.29

$

.29

Dividends per common share

$

.04

$

.00

See accompanying notes to the condensed consolidated financial statements.

#

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

Three Months Ended March 31,

2004

2003

Cash flows from operating activities

Net income

$

52 6

$

501

Adjustments to reconcile net income to net cash

from operating activities

Depreciation

47

38

Provision for loan loss

44

77

Net amortization on securities

available for sale

43

55

Gain on sales of securities available

for sale, net

(7 7 )

-

Stock option expenses

26

15

Net change in:

Accrued interest receivable

(181)

(78)

Other assets

(86 2 )

125

Accrued interest payable

(3 2 )

(65)

Other liabilities

12 9

(221)

Net cash from operating activities

(337)

447

Cash flows from investing activities

Purchase of securities available for sale

(35,6 7 5)

(10,817)

Proceeds from sales of securities available for sale

2, 587

-

Proceeds from maturities and calls of securities

available for sale

7,126

6,956

Purchase of FHLB stock

(28)

-

Net change in loans receivable

(2,983)

(9,929)

Purchase of premises and equipment, net

(66)

(59)

Net cash from investing activities

(29, 039 )

(13,849)

Cash flows from financing activities

Net change in deposits

1,647

23,832

Net change in securities sold under agreements

to repurchase

(1,004)

4,318

Federal funds purchased

15,500

-

Repayment of FHLB advances

-

(1,500)

Cash dividends paid

(70)

-

Net effect of stock options exercised

299

(14)

Net cash from financing activities

16, 372

26,636

Net change in cash and cash equivalents

(13,004)

13,234

Cash and cash equivalents at beginning of period

35,429

20,937

Cash and cash equivalents at end of period

$

22,425

$

34,171

Supplemental disclosures of cash flow information

Cash paid during the period for

Interest

$

1,211

$

1,227

Income taxes

$

526

$

76

See accompanying notes to the condensed consolidated financial statements.

#

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMETNS ( Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements include the accounts of St. Joseph Capital Corporation, a bank holding company located in Mishawaka, Indiana, (the Company) and its wholly-owned subsidiary, St. Joseph Capital Bank (the Bank).  All significant intercompany transactions and accounts have been eliminated in consolidation.  The statements have been prepared by management without an audit by independent certified public accountants.  However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to the consolidated financial statements include d i n the St. Joseph Capital Corporation’s Form 10-K for the year ended December 31, 2003.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

Because the results of operations are so closely related to and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.

NOTE 2 - INCOME PER COMMON SHARE

Basic income per common share is based on the weighted average number of shares outstanding during each period.  Diluted income per common share shows the dilutive effect of stock options, where applicable.  The weighted average share reconciliation is as follows:

Three-Month Periods March 31,

2004

2003

Basic

1,731,621

1,679,105

Effect of stock options

67,457

61,350

Diluted

1,799,078

1,740,455

NOTE 3 - SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows (dollars in thousands):

Gross

Gross

Fair

Unrealized

Unrealized

Value

Gains

Losses

March 31, 2004

U.S. government and

federal agency

$

40,358

$

21 4

$

(13)

Obligations of states and

political subdivisions

8,928

59 0

(19)

Corporate bonds

242

13

-

Mortgage backed

990

5

-

Marketable equity

72

1

-

$

50,590

$

82 3

$

(32)

#

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMETNS (Unaudited)

NOTE 3 - SECURITIES (Continued)

Gross

Gross

Fair

Unrealized

Unrealized

Value

Gains

Losses

December 31, 2003

U.S. government and

federal agency

$

15,941

$

-

$

(91)

Obligations of states and

political subdivisions

6,588

415

-

Corporate bonds

483

3

-

Mortgage backed

1,077

4

-

Marketable equity

45

1

-

$

24,134

$

423

$

(91)

The fair value of debt securities at March 31, 2004, by contractual maturity was as follows.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

Fair

Value

Due in one year or less

$

14,973

Due after one year through five years

26,483

Due after five years through ten years

5,997

Due after ten years

2,075

Mortgage backed

990

Marketable equity

7 2

Total

$

50,590

Activities related to gross gains and losses on sales of securities available for sale are summarized as follows (dollars in thousands):

Three Months Ended

March 31, 2004

March 31, 2003

Proceeds

$

2,5 87

$

-

Gross gains

77

-

Gross losses

-

-

Tax expense related to net gains

30

-

#

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This document contains (including information incorporated by reference), and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the Company’s financial condition, results of operations, plans, objectives, future performance and business.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors that could have a material adverse effect on the Company’s operations and future prospects include, but are not limited to, the following:

•

The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations, which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company’s assets.

•

The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks.

•

The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance, and monetary and financial matters.

•

The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Bank’s assets) and the policies of the Board of Governors of the Federal Reserve System.

•

The Company’s ability to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector.

•

The Bank’s inability to obtain new clients and to retain existing clients.

•

The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.

•

Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its clients.

•

The Company’s ability to develop and maintain secure and reliable electronic systems.

•

The Company’s ability to retain key executives and employees and the difficulty that it may experience in replacing key executives and employees in an effective manner.

•

Consumer spending and saving habits which may change in a manner that affects the Company’s business adversely.

•

Business combinations and the integration of acquired businesses that may be more difficult or expensive than expected.

•

The costs, effects and outcomes of existing or future litigation.

•

Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

•

The Company’s ability to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Additional information concerning the Company’s business including other factors that could materially affect the Company’s financial results is included in its filings with the Securities and Exchange Commission.

OVERVIEW

The Company was formed in February 1996 for the purpose of organizing the Bank.  The Company opened the Bank for business in February 1997 with $10.0 million in assets and has grown to approximately $305.6 million as of March 31, 2004.   Management anticipates that, as a result of a modestly growing economy in the Michiana area and the increased asset size of the Company, the growth in assets may continue at a slower annual percentage rate than experienced historically ..  However, management does expect that the Company’s assets will grow by taking additional market share and as the local economy grows ..

The return on average assets (ROAA) and return on average equity (ROAE) have steadily increased from inception of the Company through 2002.  In 2003, the ROAA and ROAE were negatively impacted by the severance expenses and professional fees related to the departure of two of the Company’s officers.  For the first quarter of 2004, ROAA and ROAE returned to more normal levels.

Management expects that, over time, the Company’s ROAA and ROAE will continue to improve as the Company’s fixed costs and capital base are further leveraged.  A consistent philosophy since inception has been the focus on superior asset quality.  As a general rule, the most credit worthy borrowers are able to negotiate very favorable pricing terms in the market.  Additionally, for strategic reasons, the Bank has retained substantially all of its residential mortgage loans.  Again, it is generally accepted that residential mortgage loans are less risky than other types of loans.  Therefore, the interest rates on residential mortgages are less than other types of term loans.  These two factors have contributed to the superior asset quality record achieved by the Bank but have also resulted in a more modest net interest margin.  Partially offsetting the lower net interest margin is the Company’s low overhead ratio (non-interest expense divided by average assets).

Another important aspect of the operating philosophy of the Company is to continue to grow at an appropriate rate.  As the Company continues to grow, provision expense and variable other non-interest expenses should be a smaller percentage of total assets and lead to the continued improvement in ROAA and ROAE.

The following discussion provides additional information regarding the Company’s financial condition as of March 31, 2004 and December 31, 2003, and operations for the three-month ended March 31, 2004 and 2003.  This discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes thereto and other information in the Company’s 2003 Annual Report on Form 10-K for the year ended December 31, 2003.

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

Allowance for loan losses.   The Company maintains an allowance to absorb probable loan losses inherent in the portfolio.  The allowance for loan losses is maintained at a level that management considers to be adequate based on ongoing monthly assessments and evaluations of the collectibility of the Bank’s loans.  Provisions for loan losses are based on the management’s review of credit loss experience among its peers and such factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable loan losses.  Management’s strategy for credit risk management oversight includes a combination of conservative exposure limits significantly below legal lending limits, conservative underwriting standards, and comprehensive loan documentation.  The strategy also emphasizes diversification at the industry and client levels, regular credit examinations and periodic management reviews of large credit exposures and loans experiencing deterioration of credit quality.

General allocations for loan types may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition.  Factors that management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans, changes in mix, asset quality trends, risk management and loan administration, changes in the internal lending policies and credit standards, and examination results from bank regulatory agencies and the Bank’s internal independent loan reviews.

An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans.  Reserves on individual loans and general allocation rates are reviewed monthly and adjusted as necessary based on changing borrower and/or collateral conditions.

The Company has not substantively changed any aspect of its overall approach in the determination of the allowance for loan losses.  There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the March 31, 2004 allowance for loan and lease losses.

Based on the procedures discussed above, management is of the opinion that the allowance of $3.4 million was adequate, but not excessive, to absorb estimated loan losses associated with the loan portfolio at March 31, 2004.  However, there can be no assurance that future losses will not exceed the estimated amounts or that the Company will not be required to make additional provision for losses in the future.

FINANCIAL CONDITION

During the first three - month period of 2004, the Company’s total assets increased from $288.3 million on December 31, 2003, to $305.6 million on March 31, 200 4 ..   This represented a total increase in assets of $17.3 million, or 6.0% , during the first three months of 2004 ..

During the first quarter of 2004 the Company invested cash and cash equivalents held at December 31, 2003 into securities available for sale, decreasing cash and cash equivalents by $13.0 million, from $35.4 million at December 31, 2003 to $22.4 million at March 31, 2004.  The $26.5 million increase in securities available for sale, from $24.1 million at December 31, 2003 to $50.6 million at March 31, 2004, was the most significant change in the Company’s assets during the quarter.   The change in the mix of these assets was a move by management to reposition assets in order to help increase the overall net interest margin for the Company.  The growth experienced in securities available for sale was primarily in U.S. government and federal agency securities, from $15.9 million at December 31, 2003 to $40.4 million at March 31, 2004, and obligations of states and political subdivision securities, from $6.6 million at December 31, 2003 to $8.9 million at March 31, 2004.

The shift of assets from cash and cash equivalents to securities available for sale was expected based on the information previously disclosed at the end of 2003.  In the latter half of 2003 the State of Indiana had a delay in the receipt of property tax dollars that affected the funding needs for various Indiana municipalities to operate.  The Bank’s municipal clients deposit balances were reduced to below normal during this period and the municipal clients looked to public sources to borrow the funds needed to operate.  At the end of December 2003, the property tax dollars were collected which began to replenish the municipal deposit accounts and provided substantial amounts of cash and cash equivalents to the Company.  Since the Bank’s municipal clients borrowed funds during the period, a portion of the funds deposited at the end of 2003 and January 2004 were used to pay back the borrowings and were only deposited for a short time.  As the municipal deposit balances returned to a more normal levels the Company was able to make the shift from cash and cash equivalents to securities available for sale and invest the remaining funds in higher yielding assets.  These transactions impacted the Company’s net interest margin negatively during the first quarter of 2004 due to the lower spread on the short term dollars while the Company held the funds and from the inflated cash and cash equivalent balances that increased the interest earning asset average balance for the period.

The Company’s loan portfolio increased $2.9 million during the first quarter with little change in the mix of the Company’s loan types since December 31, 2003.  The modest loan growth during the first quarter of 2004 was partially due to several significant loan relationships paying down their loan balances due to excess liquidity.

The continued significant concentration of the loan portfolio in commercial loans is consistent with the stated strategy of focusing on small to mid-size businesses.

Management anticipates this growth will continue as additional relationships are developed as a result of current calling efforts and the addition of new lending personnel.  The deposit accounts related to the Bank’s commercial lending business generate the greatest amount of local deposits, and are the primary source of demand deposits.

The quality of the loan portfolio remains strong.  The Company has not experienced any charge-offs since inception.  Management believes they have instilled a very strong credit culture within the lending department as it pertains to the underwriting and administration processes.  Over 96.5% of the loan portfolio consists of loans extended directly to companies and individuals doing business and residing within the Company’s market area or having strong, long-standing ties to management.  The remaining portion is comprised of commercial loans participated with certain non-affiliated commercial banks outside of the immediate area, which are underwritten using the same loan underwriting criteria as though the Bank was the originating bank.

The economy in the Company’s market area began a steady but modest increase in 2003 and has continued during this first quarter of 2004.  During this period the Company has grown and has maintained its interest rate spread on the loan portfolio, while at the same time experiencing no significant change in asset quality or in non-performing loan totals.  However, due to a slowdown in economic growth in the previous years and the modest rate of the growth in the current economy, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan losses.

The level of the allowance for loan losses and the amount of the quarterly provision for loan losses are determined by management based upon periodic reviews of the loan portfolio.  In addition, because the Company does not have an established charge-off history, management considers the level of charge-offs experienced by peer financial institutions having loan portfolio mixes and risk characteristics similar to the Bank’s loan portfolio mix and risk characteristics.  Estimating the risk of loss and the amount of loss is necessarily subjective.  Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience in the market, general economic conditions, information about specific borrower situations including their financial position, and collateral values and other factors and estimates which are subject to change over time.

While management’s periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

Deposits increased $1.6 million during the three - month period ended March 31, 2004, totaling $208.9 million, up from $207.3 million at December 31, 2003.  Certificates of deposit, comprising 2 7.5 % of total deposits , de creased $ 12.9 million during the three- month period ended March 31, 2004 ..  Savings, NOW , and money market accounts, comprising 5 7.2 % of total deposits, in creased $ 12.7 million during the three-month period ended March 31, 2004.  Noninterest-bearing demand deposits in creased $1. 8 million during the period ended March 31, 2004 and comprised 15. 3 % of total deposits.

Federal funds purchased increased $15.5 million during the three-month period ended March 31, 2004.  Federal funds purchased are used as temporary funding sources by the Bank to meet short-term liquidity needs.  The Bank has over $35.0 million in federal funds lines established at correspondent banks.

Federal Home Loan Bank of Indianapolis (“FHLB”) advances were unchanged at $46.5 million as of March 31, 2004 and at December 31, 2003.  Management uses FHLB advances primarily to assist in the overall asset and liability management of the Bank and for general liquidity purposes.  As of March 31, 2004, the Company held $2.4 million of FHLB stock.

Securities sold under agreement to repurchase decreased by $1.0 million during the three-month period ended March 31, 2004.  As part of the Company’s sweep accounts, collected funds from business clients’ noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements.  Although not considered a deposit account and therefore not FDIC insured, the repurchase agreements from local corporate clients have historically been a very stable source of funding for the Bank.

LIQUIDITY

The Company’s liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans and securities and net profits.   These monies are used to fund loan requests, meet deposit withdrawals, maintain reserve requirements, and support operations.   Liquidity is primarily achieved through the growth of deposits (both local and out-of-area) and by maintaining liquid assets such as securities available for sale, matured securities, and federal funds sold.   Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that manages interest rate risk and assists in achieving an acceptable level of profitability.  An important part of the overall asset and liability management process is providing adequate liquidity.  Liquid assets were $73.0 million at March 31, 2004 compared to $59.6 million at December 31, 2003.

The Company’s liquidity strategy is to fund loan growth with deposits, repurchase agreements, and FHLB advances and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from depositors located in the market area have consistently increased, the growth has not been sufficient at times to meet the substantial loan growth and provide monies for additional investing activities.   To assist in providing the additional needed funds, the Company has obtained certificates of deposit from customers outside of the market area and placed by deposit brokers for a fee, as well as certificates of deposit obtained from the deposit owners directly.  As of March 31, 2004, brokered deposits totaled $ 15.5 million, or 7.2 % of combined deposits and repurchase agreements, compared to $20.1 million, or 9. 4 % of combined deposits and repurchase agreements, as of December 31, 2003.  The acceptance of brokered deposits is expected to be an ongoing activity due to the Company’s planned future growth.

The Bank has the ability to borrow money on a daily basis through correspondent banks via established federal funds purchased lines; however, this is viewed as only a secondary and temporary source of funds.   The average balance of federal funds sold during the three months ended March 31, 2004 equaled $14.2 million, compared to a $3.7 million average federal funds purchased during the same period.

As a member of the FHLB, the Bank has access to the FHLB's borrowing programs.   Based on ownership of FHLB stock and available collateral at March 31, 2004, the Bank could borrow up to approximately $ 75.1 million.   As of March 31, 2004, $4 6 ..5 million in FHLB advances was outstanding.  The availability could continue to increase if the loan and investment portfolios grow in the future.

In addition to typical loan funding and deposit flow, the Company must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit.   As of March 31, 2004, there were a total of $ 87.3 million in unfunded loan commitments and $ 4.5 million in unfunded standby letters of credit.   Fluctuations in loan balances and commitment levels are monitored, with such data being used in managing overall liquidity.

#

CAPITAL RESOURCES

Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth.   Shareholders' equity increased by $1. 1 million during the first three months of 2004, from $2 4.2 million at December 31, 2003, to $2 5.3 million at March 31, 2004.   The increase was primarily attributable to net income of $ 526,000 recorded during the first three months of 2004 , $328,000 primarily from the exercise of stock options, and $276, 000 increase in the mark-to-market adjustment for available for sale securities as defined in SFAS No. 115.

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

 The components of total risk-based capital are Tier 1 capital and Tier 2 capital.  Tier 1 capital is total shareholders’ equity less intangible assets plus qualifying trust preferred securities.  Tier 2 capital is Tier 1 capital plus a portion of the allowance for loan losses.  The allowance for loan losses is includable in Tier 2 capital up to a maximum of 1.25% of risk-weighted assets.  The net unrealized appreciation (depreciation) on securities available for sale, net of tax, is not considered in meeting regulatory capital requirements.  The following table provides the minimum regulatory capital requirements and the actual capital ratios at March 31, 2004:

March 31, 2004	Minimum Required For Capital Adequacy Purposes	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions	Company’s Capital Ratio	Bank’s Capital Ratio
Ratio of Total Capital to Risk Weighted Assets	8.0%	10.0%	11.8%	12.2%
Ratio of Tier 1 Capital to Risk Weighted Assets	4.0%	6.0%	10.5%	10.9%
Ratio of Tier 1 Capital to Average Assets	4.0%	5.0%	8.1%	8.4%

In July, 2003 St. Joseph Capital Trust I, a business trust subsidiary of the Company, sold $3.0 million in trust preferred securities.  The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from the Company.  The trust preferred securities carry a variable rate of interest priced at the three month libor plus 305 basis points, have a stated maturity of 30 years, and, in effect, are guaranteed by the Company.  The securities are redeemable at par after 5 years.  The debentures will mature and the capital securities must be redeemed in 2033, although the Company has the option to shorten the maturity date to a date not earlier than September 30, 2008, pending the prior approval of the Board of Governors of the Federal Reserve System, if required.  The trust preferred securities are carried on the Company’s consolidated balance sheet as subordinated debentures and the interest expense is recorded on the Company’s consolidated statement of income.  These trust preferred securities qualify as Tier 1 capital.

RESULTS OF OPERATIONS

Overview .  Consolidated net income for the three-month period ended March 31, 2004, was $526,000 as compared to $501,000 for the same period in 2003 for an increase of $25,000 or 5.0%.  Income per common share for the first three months of 2004 remained at $.30 basic and $.29 fully-diluted, compared to $.30 basic and $.29 fully-diluted income per common share for the first three months of 2003.  Due to the exercise of stock options the average number of shares outstanding increased by approximately 52,500 resulting in no incremental increase year over year in the income per common share.  The increase in net income in the first three months of 2004 compared to the same period in the prior year was comprised of an increase in net interest income after provision for loan losses of $140,000 combined with an increase in non-interest income of $93,000 and a reduction in income tax expense of $41,000, offset by an increase in non-interest expense of $249,000.

Net Interest Income .  The largest component of net income is net interest income.  Net interest income is the difference between interest income, principally from loans and securities available for sale, and interest expense, principally on customer deposits and borrowings.  Changes in net interest income result from changes in volume, net interest spread and net interest margin.  Volume refers to the average dollar levels of interest-earning assets and interest-bearing liabilities.  Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.  Net interest margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

Net interest income during the first quarter of 2004 was $2.2 million, an increase of $107,000 or 5.2% over the $2.1 million earned during the same period in 2003.  Yields on the Company’s interest-earning assets declined by 73 basis points to 4.63% for the quarter ended March 31, 2004, from 5.36% for the quarter ended March 31, 2003.  Rates paid on interest-bearing liabilities changed by 4 basis points during these same periods.  Due to the more significant decline for the yield on the Company’s interest-earning assets compared to the more modest decline on the rates paid on the Company’s interest-bearing liabilities and the growth in interest earning assets the net interest margin declined 43 basis points from 3.45% at March 31, 2003 to 3.02% at March 31, 2004.  The increased volume in interest-earning assets can generate more net interest income during a period despite the decreasing yields, as long as the volume variance is greater than the negative rate variance.  Also, as demonstrated during the first quarter of 2004, a change in the mix of interest earning assets or interest bearing liabilities can impact the net interest margin.  In first quarter of 2004, the increase in net interest income of $107,000 over the same period in 2003 was the result of increased volume.  Management believes that the current level of interest rates are significantly driven by external factors and the net interest margin could continue to compress if interest rates overall remain at current levels and the Company continues to grow.  As the Company grows, the additional leveraging of capital increases the percentage of interest-bearing liabilities used to fund the asset growth and will push the net interest margin lower.  If interest rates remain at their current levels or continue to decline, net interest income can be increased by growth in interest-bearing liabilities and interest-earning assets.  Management does not expect a significant rise in interest rates in the short term, but some increase is expected during 2004.  Therefore, continuing the effort to maximize the asset mix and to add volume to the balance sheet should allow the Company to increase net interest income in the future.

As previously discussed in the Financial Condition section of this document, the lower margin in the first quarter of 2004 was significantly impacted by the increase in cash and cash equivalents from the municipal funds deposited at the end of 2003 and the beginning of 2004.  Management believes that the balances and net interest margin as of March 31, 2004 have been normalized and will have a positive impact on the Company’s performance going forward.

Provision for Loan Losses .  Provisions to the allowance for loan losses during the first quarter of 2004 totaled $44,000, a decrease from the $77,000 expensed during the same period in 2003.  The lower provision expense for 2004 was largely attributable to a slow down in the rate of growth of the loan portfolio from $9.9 million during the first three months of 2003 to $2.9 million in 2004. One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the total loan portfolio.  The allowance for loan losses as a percentage of total loans outstanding as of March 31, 2004 was 1.47%, compared to 1.52% at March 31, 2003.  However, the allowance for loan losses as a percentage of total loans outstanding remained unchanged compared to the December 31, 2003 of 1.47%.  The decrease in the allowance for loan losses as a percentage of total loans receivable was primarily a result of management’s risk assessment of the portfolio.  The risk assessment is based on numerous statistical and other factors including the specific asset class of each loan (i.e. commercial, residential or consumer), the internal risk rating of each loan, specific industry concentrations, an assessment for large dollar and unsecured loans and specific reserves for watch list credits as well as general economic and geopolitical factors.

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

The Reserve Analysis, used since the inception of the Bank and completed monthly, applies reserve allocation factors to outstanding loan balances to calculate an overall allowance dollar amount.  For commercial loans, which continue to comprise a vast majority of the Bank’s total loans, reserve allocation factors are based upon the loan ratings as determined by the Management’s comprehensive loan rating paradigm that is administered by its loan review personnel.  For retail loans, reserve allocation factors are based upon the type of credit.  The Reserve Analysis is reviewed regularly by senior management and the board of directors and is adjusted periodically based upon identifiable trends and experience.

The Bank has not experienced any charge-offs from loans receivable since inception.  Accordingly, in estimating the risk of loss in the Bank’s loan portfolio, management considered the level of charge-offs on loans experienced by peer financial institutions having a loan portfolio mix and risk characteristics similar to the Bank’s loan portfolio mix and risk characteristics.  At March 31, 2004, no portion of the allowance for loan losses was allocated to impaired loan balances, as there were no loans considered impaired.  Management believes the allowance for loan losses at March 31, 2004 was adequate to absorb losses in the loan portfolio, including probable incurred losses due to the current state of the economy.  However, there can be no assurance that future losses will not exceed the estimated amounts or that the Company will not be required to make additional provision for losses in the future.

Non-interest Income .  Non-interest income increased by $93,000 in the first three months of 2004 compared to the same period in 2003. Non-interest income during the first quarter of 2004 consisted primarily of depository account service fees, interchange income on credit cards, and net gain on sales of securities available for sale.  Non-interest income during the first quarter of 2003 consisted primarily of depository account service fees and interchange income on credit cards.  The increase in non-interest income for the 2004 period was primarily due to the net gain on sale of securities of $77,000.  Service charges on deposit accounts increased only slightly as more clients maintained higher average balances in their demand deposit accounts to pay for service charges.  Due to the Company’s operating philosophy, which includes a general aversion to excessive service charges on deposit accounts, significant changes in service charges would not be expected except as a result of continued growth in deposit relationships.

Non-interest Expense .  The main components of non-interest expense were salaries and employee benefits and occupancy and equipment.  Non-interest expense for the first quarter of 2004 was $1.6 million as compared to $1.3 million for the first quarter of 2003, an increase of $249,000 or 18.9%.  While the overhead continues to increase, management continues to be focused on controlling these expenses without impairing the quality of service provided to clients and the expected needs to grow the Company.

Salaries and employee benefits, which are the largest component of non-interest expense, experienced the most significant dollar increase of any non-interest expense component.  For first quarter of 2004, total salaries and employee benefits were $1.1 million compared to $900,000 for the same period in 2003.  The increase in employee salaries and benefits was a result of merit increases and the hiring six new employees since March 31, 2003 in order to continue to grow the business as well as providing high quality client service.

Occupancy and equipment expense and data processing expense remained primarily unchanged during the two periods.  Monitoring and controlling non-interest costs, while at the same time providing high quality service to clients, is one of management’s top priorities.

Income Taxes . The effective tax rate in during the first quarter of 2004 was 30.61% compared to 35.27% during the same period of 2003.  The decrease in the effective tax rate in 2004 was primarily the result of a tax benefit recognized during the first quarter of 2004 from the exercise and then subsequent sale of employee stock options.

MANAGEMENT OF INTEREST SENSITIVITY

The Company’s primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk.  Interest rate risk is the exposure of the Company’s financial condition to adverse movements in interest rates.  The Company derives its income primarily from the excess of interest collected on its interest-earning assets over the interest paid on its interest-bearing liabilities.  The rates of interest the Company earns on its assets and owes on its liabilities generally are established contractually for a period of time.  Since market interest rates change over time, the Company is exposed to lower profitability if it cannot adapt to interest rate changes.  Accepting interest rate risk can be an important source of profitability and shareholder value; however, excessive levels of interest rate risk could pose a significant threat to the Company’s earnings and capital base.  Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to the Company’s safety and soundness.

Evaluating the exposure to changes in interest rates includes assessing both the adequacy of the process used to control interest rate risk and the quantitative level of exposure.  The Company’s interest rate risk management process seeks to ensure that appropriate policies, procedures, management, information systems and internal controls are in place to maintain interest rate risk at prudent levels with consistency and continuity.  In evaluating the quantitative level of interest rate risk, management assesses the existing and potential future effects of changes in interest rates on the Company’s financial condition, including capital adequacy, earnings, liquidity, and asset quality.

Management uses three interest rate risk measurement techniques.  The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest sensitive assets and liabilities that will be refinanced or re-priced during a given time period.  A significant re-pricing gap could result in a negative impact to the Company’s net interest margin during periods of changing market interest rates.

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

Management conducted multiple simulations as of March 31, 2004, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred.  Results of the simulation suggest that the Company could expect net interest income to decrease by approximately $61,000, if interest rates gradually decline by 100 basis points over the next twelve months, and to increase approximately $30,000, if interest rates gradually increase 100 basis points over the next twelve months, from forecast levels of net interest income absent any changes in rates.  These variances in net interest income were within the Company’s policy parameters established to manage interest rate risk.  Other simulations are run quarterly looking at changes to net interest income given 200 and 300 basis point changes in interest rates.

The third interest rate risk measurement used is commonly referred to as an “EVE” analysis or an Economic Value of Equity analysis.  Along with the simulation analysis, management believes that the EVE analysis methodology provides a more accurate measurement of interest rate risk than the GAP analysis, and therefore, serves as one of management’s primary interest rate risk measurement techniques.  The EVE analysis assesses the impact to the value of equity given potential changes in market interest rates.  Key assumptions in the model include prepayment speeds on various loans, discount rates and the duration of assets and liabilities as determined by the federal regulatory agencies.  These assumptions are inherently uncertain, subject to fluctuation and revision in a dynamic environment; therefore, the model cannot precisely estimate the value of equity or exactly predict the impact that higher or lower interest rates will have on the value of equity.  Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions and the Company's strategies, among other factors.

Results of the economic value of equity analysis done as of March 31, 2004, suggest that the Company could expect the value of its equity to increase 3.41% and 6.19%, if there was an immediate interest rate shift upward of 100 and 200 basis points and to decrease 4.19%, if there was an immediate interest rate shift downward of 100 and 200 basis points.  Due to the current interest rate environment a 200 basis point shift downward is not applicable in the modeling.  Management believes the different scenarios indicate a financial services organization that has relatively low overall interest rate risk.

Austin Advisors, Inc., a firm specializing in consulting and providing assistance to banks, performs a formal asset/liability management analysis on a monthly basis.  This information is presented and reviewed by the asset/liability committee.

IMPACT OF INFLATION AND CHANGING PRICES

The majority of the Company’s assets and liabilities are monetary in nature and therefore the Company differs greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories.  However, inflation does have an important impact on the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio.  Inflation significantly affects non-interest expense, which tends to rise during periods of general inflation.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   There have been no material changes in market risks faced by the Company since December 31, 2003.  For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

#

ITEM 4.

CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2004.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

As a depository of funds, the Company may occasionally be named as a defendant in lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts.  Such litigation is incidental to the Company’s business.

Item 2.

Changes in Securities and Use of Proceeds

Not applicable.

Item 3.

Defaults Upon Senior Securities

Not applicable.

Item 4.

Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.

Other Information

Not applicable.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

31.1

Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

0.1

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

(a)

Reports on Form 8-K

A report on Form 8-K was filed on April 23, 2004 pursuant to Item 5, which reported, in the form of a press release, the Company’s declaration of a cash dividend.

A report on Form 8-K was filed on April 28, 2004 pursuant to Item 12, which reported, in the form of a press release, the Company’s financial results for the quarter ended March 31, 2004 ..

#

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

St. Joseph Capital Corporation

(Registrant)

Date:   May 13, 2004

/s/ John W. Rosenthal

John W. Rosenthal

President and Chief Executive officer

Date:   May 13, 2004

/s/ Mark E. Secor

Mark E. Secor

Chief Financial Officer

#

EXHIBIT 31.1

I, John W. Rosenthal, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of St. Joseph Capital Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting, and;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize, and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting .

Date:

May 13, 2004

/s/ John W. Rosenthal

John W. Rosenthal

Chief Executive Officer

#

#

EXHIBIT 31.2

I, Mark E. Secor, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of St. Joseph Capital Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting, and;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize, and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting .

Date:

May 13, 2004

/s/ Mark E. Secor

Mark E. Secor

Chief Financial Officer

 #

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of St. Joseph Capital Corporation (the “Company”) on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John W. Rosenthal, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John W. Rosenthal

John W. Rosenthal

Chief Executive Officer

May 13, 2004

 #

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of St. Joseph Capital Corporation (the “Company”) on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Mark E. Secor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Mark E. Secor

Mark E. Secor

Chief Financial Officer

May 13, 2004

 #