Form 10-Q
period 2004-06-30
ST JOSEPH CAPITAL CORP
filed 2004-08-12
CIK 1015856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2004

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

Yes

No

X

There were 1,732,445 shares of the Registrant’s common stock, $0.01 par value per share, outstanding as of August 12, 2004.

TABLE OF CONTENTS

Page

Number

PART I – FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets,

June 30, 2004 (Unaudited) and December 31, 2003

3

Condensed Consolidated Statements of Income,

Three Months Ended June 30, 2004 and 2003 (Unaudited)

Six Months Ended June 30, 2004 and 2003 (Unaudited)

4

Condensed Consolidated Statements of Cash Flows,

Six Months Ended June 30, 2004 and 2003 (Unaudited)

5

Notes to the Consolidated Financial Statements

6

Item 2.   Management’s Discussion and Analysis of Financial Condition

and Results of Operations

7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

16

Item 4.   Controls and Procedures

16

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

1 7

Item 2.   Changes in Securities, Use of Proceeds and Issue Purchases of

Equity Securities

1 7

Item 3.   Defaults Upon Senior Securities

1 7

Item 4.   Submission of Matters to a Vote of Security Holders

1 7

Item 5.   Other Information

17

Item 6.   Exhibits and Reports on Form 8-K

17

Signatures

1 8

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

June 30,

December 31,

2004

2003

ASSETS

Cash and due from banks

$

16,412

$

12,466

Interest-earning deposits in other financial institutions

412

263

Federal funds sold

-

22,700

Total cash and cash equivalents

16,824

35,429

Securities available for sale

48,195

24,134

Federal Home Loan Bank (FHLB) stock, at cost

2,601

2,326

Loans, net of allowance of $3,445 and $3,317

240,848

222,974

Accrued interest receivable

1,343

994

Premises and equipment, net

1,323

1,347

Other assets

2,530

1,054

Total assets

$

313,664

$

288,258

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities

Deposits

Noninterest-bearing

$

36,440

$

30,242

Interest-bearing

172,663

177,040

Total deposits

209,103

207,282

Securities sold under agreements to repurchase

6,111

6,484

Federal funds purchased

17,700

-

FHLB advances

52,020

46,520

Accrued interest payable

157

158

Subordinated debentures

3,000

3,000

Other liabilities

730

579

Total liabilities

288,821

264,023

Shareholders’ equity

Common stock, $0.01 par value, 2,500,000 shares

authorized; 1,732,445 and 1,707,445 shares issued and

outstanding at June 30, 2004 and December 31, 2003

17

17

Additional paid-in capital

19,337

18,984

Retained earnings

5,962

5,035

Accumulated other comprehensive income (loss)

(473)

199

Total shareholders’ equity

24,843

24,235

Total liabilities and shareholders’ equity

$

313,664

$

288,258

See accompanying notes to the condensed consolidated financial statements.

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

Three Months Ended June 30,

Six Months Ended June 30,

2004

2003

2004

2003

Interest income

Loans, including fees

$

2,936

$

2,789

$

5,817

$

5,576

Securities available for sale - taxable

367

277

645

600

Securities available for sale - tax exempt

88

63

155

129

FHLB stock

25

22

60

52

Federal funds sold

-

5

33

10

Other interest earning assets

16

1

65

9

Total interest income

3,432

3,157

6,775

6,376

Interest expense

Deposits

544

577

1,156

1,210

Federal funds purchased

50

28

61

36

Securities sold under agreements to repurchase

4

12

9

26

Subordinated debentures

33

-

66

-

FHLB advances

515

506

1,033

1,013

Total interest expense

1,146

1,123

2,325

2,285

Net interest income

2,286

2,034

4,450

4,091

Provision for loan losses

84

62

128

139

Net interest income after provision for loan losses

2,202

1,972

4,322

3,952

Noninterest income

Service charges on deposit accounts

109

101

201

185

Gain on sales of securities available

  for sale, net

-

33

77

33

Other income

26

26

64

56

Total noninterest income

135

160

342

274

Noninterest expense

Salaries and employee benefits

1,050

920

2,133

1,821

Occupancy and equipment

95

95

194

197

Other expense

334

338

721

655

Total noninterest expense

1,479

1,353

3,048

2,673

Income before income taxes

858

779

1,616

1,553

Income tax expense

318

271

550

544

Net income

$

540

$

508

$

1,066

$

1,009

Basic income per common share

$

.31

$

.30

$

.62

$

.60

Diluted income per common share

$

.30

$

.29

$

.59

$

.58

Dividends per common share

$

.04

$

.00

$

.08

$

.00

Basic weighted average common shares outstanding

1,732,445

1,679,105

1,732,033

1,679,105

Diluted weighted average common shares outstanding

1,806,919

1,743,737

1,803,039

1,737,925

See accompanying notes to the condensed consolidated financial statements.

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

Six Months Ended June 30,

2004

2003

Cash flows from operating activities

Net income

$

1,066

$

1,009

Adjustments to reconcile net income to net cash

  from operating activities

Depreciation

95

83

Provision for loan loss

128

139

Net amortization on securities available for sale

(81)

113

Gain on sales of securities available for sale, net

(77)

(33)

Stock option expense

52

30

Net change in:

Accrued interest receivable

(349)

9

Other assets

(1,025)

(181)

Accrued interest payable

(1)

(135)

Other liabilities

151

(136)

Net cash from operating activities

(41)

898

Cash flows from investing activities

Purchase of securities available for sale

(35,975)

(16,846)

Proceeds from sales of securities available for sale

2,587

5,665

Proceeds from maturities and calls of securities available for sale

8,364

9,760

Purchase of FHLB stock

(275)

(28)

Net change in loans receivable

(18,002)

(15,202)

Purchase of premises and equipment, net

(71)

(93)

Net cash from investing activities

(43,372)

(16,744)

Cash flows from financing activities

Net change in deposits

1,821

17,307

Net change in securities sold under agreements to repurchase

(373)

(1,418)

Federal funds purchased

17,700

5,000

Proceeds from FHLB advances

12,500

-

Repayment of FHLB advances

(7,000)

(4,000)

Cash dividends paid

(139)

-

Net effect of stock options exercised

299

(14)

   Net cash from financing activities

24,808

16,875

Net change in cash and cash equivalents

(18,605)

1,029

Cash and cash equivalents at beginning of period

35,429

20,937

Cash and cash equivalents at end of period

$

16,824

$

21,966

Supplemental disclosures of cash flow information

Cash paid during the period for

Interest

$

2,326

$

2,420

Income taxes

$

579

$

635

See accompanying notes to the condensed consolidated financial statements.

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements include the accounts of St. Joseph Capital Corporation, a bank holding company located in Mishawaka, Indiana, (the Company) and its wholly-owned subsidiary, St. Joseph Capital Bank (the Bank).  All significant intercompany transactions and accounts have been eliminated in consolidation.  The statements have been prepared by management without an audit by independent certified public accountants.  However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to the consolidated financial statements included in the St. Joseph Capital Corporation’s Form 10-K for the year ended December 31, 2003.

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

Three Month Periods June 30,

Six Month Periods June 30,

2004

2003

2004

2003

Basic

1,732,445

1,679,105

1,732,033

1,679,105

Effect of stock options

74,474

64,632

71,006

58,820

Diluted

1,806,919

1,743,737

1,803,039

1,737,925

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

OVERVIEW

The Company was formed in February 1996 for the purpose of organizing the Bank.  The Company opened the Bank for business in February 1997 with $10.0 million in assets and has grown to approximately $313.7 million as of June 30, 2004.  Management anticipates that, as a result of a modestly growing economy in the Michiana area and the increased asset size of the Company, the growth in assets may continue at a slower annual percentage rate than experienced historically.  However, management does expect that the Company’s assets will grow by taking additional market share, expanding into new markets, and as the local economy grows.

The return on average assets (ROAA) and return on average equity (ROAE) steadily increased from the inception of the Company through 2002.  In 2003, the ROAA and ROAE were negatively impacted by the severance expenses and professional fees related to the departure of two of the Company’s officers.  For the first six months of 2004, annualized ROAA and ROAE were 0 ..70% and 8.64% .  For the same period last year, annualized ROAA and ROAE were 0 ..68% and 7.94%.

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

Another important aspect of the operating philosophy of the Company is to continue to grow at an appropriate rate.  As the Company continues to grow, provision expense and fixed other non-interest expenses should be a smaller percentage of total assets and lead to the continued improvement in ROAA and ROAE.

At the 2004 annual meeting of shareholders held on May 20, 2004, the Company announced plans to expand into Elkhart, Indiana with a new banking center that will open in the spring of 2005.  Until now, the Company has operated out of a single location and this expansion starts a new era in the life of St. Joseph Capital Corporation.  The decision to expand was a natural yet strategic progression for the Company since the current location in Mishawaka, Indiana is being utilized to its capacity and the Elkhart market presents the Company with significant marketing opportunities.  The new Elkhart banking center will be located approximately 20 miles from the Mishawaka location and will occupy the first floor of a three story office building currently being constructed across the river from downtown Elkhart.  The vast majority of the people who will staff the new banking center will relocate from our current location and the cost to rent the office space is attractive.  We believe the Company’s presence in this market will provide additional opportunity for new relationships and business.

The following discussion provides additional information regarding the Company’s financial condition as of June 30, 2004 and December 31, 2003, and operations for the three-months and six-months ended June 30, 2004 and 2003.  This discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes thereto and other information in the Company’s 2003 Annual Report on Form 10-K for the year ended December 31, 2003.

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

An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans.  Reserves on individual loans and general allocation rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions.

The Company has not substantively changed its overall approach in the determination of the allowance for loan losses.   As the Company has matured and economic conditions have changed the Company has made only minor changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the June 30, 2004 allowance for loan and lease losses.

Based on the procedures discussed above, management is of the opinion that the allowance of $3.4 million was adequate to absorb estimated loan losses associated with the loan portfolio at June 30, 2004.  However, there can be no assurance that future losses will not exceed the estimated amounts or that the Company will not be required to make additional provision for losses in the future.

FINANCIAL CONDITION

The Company’s total assets increased from $288.3 million on December 31, 2003, to $313.7 million on June 30, 2004.  This represented a total increase in assets of $25.4 million, or 8.8%, during the first six months of 2004.

During the first six month period of 2004 , the Company invested cash and cash equivalents held at December 31, 2003 into securities available for sale and loans, decreasing cash and cash equivalents by $18.6 million, from $35.4 million at December 31, 2003 to $16.8 million at June 30, 2004.

The $24.1 million increase in securities available for sale, from $24.1 million at December 31, 2003 to $48.2 million at June 30, 2004, was the most significant change on the asset side of the Company’s balance sheet during the six-month period.  The growth experienced in securities available for sale was primarily in U.S. government and federal agency securities, from $15.9 million at December 31, 2003 to $40.4 million at June 30, 2004, and obligations of states and political subdivision securities, from $6.6 million at December 31, 2003 to $8.9 million at June 30, 2004.

The Company’s loan portfolio increased $17.9 million or 8.0%, from $223.0 million at December 31, 2004 to $240.8 million at June 30, 2004.  This growth was primarily in the Company’s commercial loan portfolio.  The loan growth during the first six months of 2004 was primarily due to a dding  new loan relationships and the expansion of borrowing relationships from existing clients; and to a lesser extent, from the purchase of loan participations purchased.

The repositioning of assets (moving out of cash and cash equivalents and into loans and securities) resulted in the net interest margin returning to historically normal levels.  This shift of assets from cash and cash equivalents to securities available for sale and loans was expected based on the information previously disclosed at the end of 2003.  In the latter half of 2003 , the State of Indiana had a delay in the receipt of property tax dollars that affected the funding needs for various Indiana municipalities to operate.  The Bank’s municipal client deposit balances were reduced to below normal during this period and the municipal clients looked to public sources to borrow the funds needed to operate.

At the end of December 2003, the property tax dollars were collected which began to replenish the municipal deposit accounts and provided substantial amounts of cash and cash equivalents to the Company.  Since the Bank’s municipal clients borrowed funds during the period, a portion of the funds deposited at the end of 2003 and January 2004 was used to pay back the borrowings and was only deposited for a short time.  As the municipal deposit balances returned to more normal levels , the Company was able to make the shift from cash and cash equivalents to securities available for sale and loans that are higher yielding assets.

  The events described above impacted the Company’s net interest margin negatively during the first quarter of 2004 due to the lower spread on the short-term assets while the Company held the funds and from the temporarily inflated cash and cash equivalent balances that increased the average interest earning asset balance for the period.  As mentioned above, with the excess cash and cash equivalent balances invested in available for sale securities and loans during the second quarter, the Company’s net interest margin returned to a more historic level.  The net interest margin for the three-month period ending June 30, 2004 was 3.26% compared to 3.02% for the three-month period ending March 31, 2004 and 3.30% for the twelve months ending December 31, 2003 ..

Management is aware that the State of Indiana again delayed the mailing of the May 2004 property tax bills.  The State has indicated that both the May and September 2004 tax bills should be mailed by the end of the third quarter of 2004 which will delay the receipt of all property tax dollars in 2004 until the forth quarter.  In anticipation of the influx of deposits in the fourth quarter, management has developed a plan to make the necessary balance sheet allocations to help minimize the impact to the net interest margin in the fourth quarter of 2004.

The continued significant concentration of the loan portfolio in commercial loans is consistent with the Bank’s stated strategy of focusing on small to mid-size businesses.  Management anticipates this growth will continue as additional relationships are developed as a result of current calling efforts and the addition of new lending personnel.  The deposit accounts related to the Bank’s commercial lending business generate the greatest amount of local deposits, and are the primary source of demand deposits.

The quality of the loan portfolio remains strong.  The Company has not experienced any charge-offs since inception.  Management believes they have instilled a very strong credit culture within the lending department as it pertains to the underwriting and administration processes.  Over 94.8% of the loan portfolio consists of loans extended directly to companies and individuals doing business and residing within the Company’s market area or having strong, long-standing ties to management.  The remaining portion is comprised of commercial loans participated with certain non-affiliated commercial banks outside of the immediate area, which are underwritten using the same loan underwriting criteria as though the Bank was the originating bank.

The economy in the Company’s market area began a steady but modest increase in 2003 and has continued improving during this first six months of 2004.  During this period , the Company has grown and has maintained its interest rate spread on the loan portfolio, while at the same time experiencing no significant change in asset quality or in non-performing loan totals.  However, due to the slowdown in economic growth in the previous years and the modest rate of the growth in the current economy, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan losses.

The level of the allowance for loan losses and the amount of the quarterly provision for loan losses are determined by management based upon periodic reviews of the loan portfolio.  In addition to other factors, management considers the level of charge-offs experienced by peer financial institutions having loan portfolio mixes and risk characteristics similar to the Bank’s loan portfolio mix and risk characteristics.  Estimating the risk of loss and the amount of loss is necessarily subjective.  Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience in the market, general economic conditions, information about specific borrower situations including their financial position, and collateral values and other factors and estimates which are subject to change over time.

While management’s periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

Deposits increased $1.8 million during the six-month period ended June 30, 2004, totaling $209.1 million, up from $207.3 million at December 31, 2003.  Certificates of deposit, comprising 28.9% of total deposits or $60.5 million , decreased $9.7 million during the six-month period ended June 30, 2004.   Certificates of deposit greater than $100,000 totaled $51.4 million of the $60.5 million in certificates of deposits.   Savings, NOW, and money market accounts, comprising 53. 7 % of total deposits or $112.2 million , increased $5.4 million during the six-month period ended June 30, 2004.  Noninterest-bearing demand deposits increased $6.2 million during the period ended June 30, 2004 and comprised 17.4% of total deposits or $36.4 million ..  The movement between the types of deposit accounts during the first six months was the result of normal deposit activity and had minimal impact on the overall net interest expense for the quarter.

Federal funds purchased increased $17.7 million during the six-month period ended June 30, 2004.  Federal funds purchased are used as a temporary funding source by the Bank to meet short-term liquidity needs.  The Bank has over $36.5 million in federal funds lines established at correspondent banks.  At times, there will be differences between asset growth and the funding that supports this growth.  The use of federal funds purchased provides short-term funding for these differences when funding is needed, as was the case at June 30, 2004.

Federal Home Loan Bank of Indianapolis (“FHLB”) advances increased $5.5 million, or 11.8%, to $52.0 million as of June 30, 2004 compared to $46.5 million at December 31, 2003.  Management uses FHLB advances primarily to assist in the overall asset and liability management of the Bank and for general liquidity purposes.  As of June 30, 2004, the Company held $2.6 million of FHLB stock.

Securities sold under agreement to repurchase decreased by $400,000 during the six-month period ended June 30, 2004.  As part of the Company’s sweep accounts, collected funds from business clients’ noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements.  Although not considered a deposit account and therefore not FDIC insured, the repurchase agreements from local corporate clients have historically been a very stable source of funding for the Bank.

LIQUIDITY

The Company’s liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans and securities and net profits.  These monies are used to fund loan requests, meet deposit withdrawals, maintain reserve requirements, and support operations.  Liquidity is primarily achieved through the growth of deposits (both local and out-of-area) and by maintaining liquid assets such as securities available for sale, matured securities, and federal funds sold.  Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that manages interest rate risk and assists in achieving an acceptable level of profitability.  An important part of the overall asset and liability management process is providing adequate liquidity.  Liquid assets were $65.0 million at June 30, 2004 compared to $59.6 million at December 31, 2003.

The Company’s liquidity strategy is to fund loan growth with deposits, repurchase agreements, and FHLB advances and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity.  Although deposit and repurchase agreement growth from depositors located in the market area have consistently increased, the growth has not been sufficient at times to meet the substantial loan growth and provide monies for additional investing activities.  To assist in providing the additional needed funds, the Company has obtained certificates of deposit from customers outside of the market area and placed by deposit brokers for a fee, as well as certificates of deposit obtained from the deposit owners directly.  As of June 30, 2004, brokered deposits totaled $23.6 million, or 11.0% of combined deposits and repurchase agreements, compared to $20.1 million, or 9.4% of combined deposits and repurchase agreements, as of December 31, 2003.  The acceptance of brokered deposits is expected to be an ongoing activity due to the Company’s planned future growth.

The Bank has the ability to borrow money on a daily basis through correspondent banks via established federal funds purchased lines; however, this is viewed as only a secondary and temporary source of funds.  The average balance of federal funds purchased during the six months ended June 30, 2004 equaled $9.9 million, compared to a $7.1 million average federal funds sold during the same period.

As a member of the FHLB, the Bank has access to the FHLB's borrowing programs.  Based on ownership of FHLB stock and available collateral at June 30, 2004, the Bank could borrow up to approximately $73.4 million.  As of June 30, 2004, $52.0 million in FHLB advances was outstanding.  The availability could continue to increase if the loan and investment portfolios grow in the future.

In addition to typical loan funding and deposit flow, the Company must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit.  As of June 30, 2004, there were a total of $87.3 million in unfunded loan commitments and $5.6 million in unfunded standby letters of credit.  Fluctuations in loan balances and commitment levels are monitored, with such data being used in managing overall liquidity.

CAPITAL RESOURCES

Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth.  Shareholders' equity increased by $600,000 during the first six months of 2004, from $24.2 million at December 31, 2003, to $24.8 million at June 30, 2004.  The increase was primarily attributable to net income of $1.1 million recorded during the first six months of 2004 and $351,000 primarily from the exercise of stock options offset by a $672,000 decrease in the mark-to-market adjustment for available for sale securities as defined in SFAS No. 115 and $139,000 paid in cash dividends to shareholders.  The adjustment downward in the mark-to-market available for sale securities was the result of increasing interest rates during the second quarter of 2004.  This downward adjustment in the mark-to-market available for sale securities is due to market conditions and does not represent any permanent deterioration in the underlying principal value of an individual investment.  As individual investments reach their contractual maturities, no losses are expected.

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

The components of total risk-based capital are Tier 1 capital and Tier 2 capital.  Tier 1 capital is total shareholders’ equity less intangible assets plus qualifying trust preferred securities.  Tier 2 capital is Tier 1 capital plus a portion of the allowance for loan losses.  The allowance for loan losses is includable in Tier 2 capital up to a maximum of 1.25% of risk-weighted assets.  The net unrealized appreciation (depreciation) on securities available for sale, net of tax, is not considered in meeting regulatory capital requirements.  The following table provides the minimum regulatory capital requirements and the actual capital ratios at June 30, 2004:

June 30, 2004	Minimum Required For Capital Adequacy Purposes	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions	Company’s Capital Ratio	Bank’s Capital Ratio
Ratio of Total Capital to Risk Weighted Assets	8.0%	10.0%	12.3%	11.6%
Ratio of Tier 1 Capital to Risk Weighted Assets	4.0%	6.0%	11.0%	10.3%
Ratio of Tier 1 Capital to Average Assets	4.0%	5.0%	9.4%	8.7%

In July 2003 , St. Joseph Capital Trust I, a business trust subsidiary of the Company, sold $3.0 million in trust preferred securities.  The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from the Company.  The trust preferred securities carry a variable rate of interest priced at the three-month libor plus 305 basis points, have a stated maturity of 30 years, and, in effect, are guaranteed by the Company.  The securities are redeemable at par after 5 years.  The debentures will mature and the capital securities must be redeemed in 2033, although the Company has the option to shorten the maturity date to a date not earlier than September 30, 2008, pending the prior approval of the Board of Governors of the Federal Reserve System, if required.  The trust preferred securities are carried on the Company’s consolidated balance sheet as subordinated debentures and the interest expense is recorded on the Company’s consolidated statement of income.  These trust preferred securities qualify as Tier 1 capital.

The Company plans to continue to leverage existing capital.  The retained earnings from the Company’s operations, less a continued dividend to shareholders, along with plans to leverage the existing capital, is expected to be adequate to support the Company’s continued growth.  However, as management evaluates additional opportunities for growth that become available, this capital plan could be altered to meet the needs of the Company.

RESULTS OF OPERATIONS

Overview.  Consolidated net income for the six month period ended June 30, 2004, was $1.1 million compared to $1.0 million for the same period in 2003 for an increase of $57,000 or 5.6%.  Income per common share for the six months ended June 30, 2004 increase to $.62 basic and $.59 fully-diluted, compared to $.60 basic and $.58 fully-diluted for the same period in 2003.  The exercise of stock options, which increased the average number of shares outstanding by approximately 53,000 compared to 2003, partially offset the 5.6% increase in net income that resulted in a $.02 year over year increase in the basic income per common share.  The increase in net income in the six months ended June 30, 2004 compared to the same period in the prior year was comprised of an increase in net interest income after provision for loan losses of $370,000, an increase in non-interest income of $68,000, offset by an increase in non-interest expense of $375,000 and an increase in income tax expense of $6,000.

Consolidated net income for the three month period ended June 30, 2004, was $540,000 compared to $508,000 for the same period in 2003 for an increase of $32,000 or 6.3%.  Income per common share for the three months ended June 30, 2004 increased to $.31 basic and $.30 fully-diluted, compared to $.30 basic and $.29 fully-diluted for the three months ended June 30, 2003.  The exercise of stock options, which increased the average number of shares outstanding by approximately 53,300 compared to 2003, partially offset the 6.3% increase in net income that resulted in a $.01 year over year increase in the basic income per common share.  The increase in net income in the three months ended June 30, 2004 compared to the same period in the prior year was comprised of an increase in net interest income after provision for loan losses of $230,000 offset by a decrease in non-interest income of $25,000, an increase in non-interest expense of $126,000, and an increase in income tax expense of 47,000.

Net Interest Income.  The largest component of net income is net interest income.  Net interest income is the difference between interest income, principally from loans and securities available for sale, and interest expense, principally on customer deposits and borrowings.  Changes in the net interest income are the result of changes in volume, net interest spread, and net interest margin.  Volume refers to the average dollar levels of interest-earning assets and interest-bearing liabilities.  Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.  Net interest margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

Net interest income during the six months ended June 30, 2004 was $4.5 million, an increase of $359,000 or 8.8% over the $4.1 million earned during the same period in 2003.  Yields on the Company’s interest-earning assets declined by 49 basis points to 4.74% for the six months ended June 30, 2004, from 5.23% for the same period in 2003.  This decrease was the result of the change in the mix of assets during the first quarter of 2004 described in the financial condition section of this document along with the lower rate environment.  Rates paid on interest-bearing liabilities decreased by 24 basis points during these same periods primarily due to the lower rate environment.  Due to a more significant decline in the yield on the Company’s interest-earning assets compared to the decline in the rates paid on the Company’s interest-bearing liabilities , coupled with the growth in interest earning assets , the net interest margin declined 24 basis points from 3.38% at June 30, 2003 to 3.14% at June 30, 2004.   A higher growth rate in interest-earning assets and interest bearing liabilities can generate more net interest income during a period despite a decreasing margin , as long as the volume variance is greater than the negative rate variance.  Also, as demonstrated during the first quarter of 2004, a significant change in the mix of interest earning assets or interest bearing liabilities can impact the net interest margin.  In the six months ended June 30, 2004, the increase in net interest income of $359,000 over the same period in 2003 was the result of increased volume.  Management believes that the current level of interest rates are significantly driven by external factors and that the net interest margin could continue to compress if interest rates overall continue to increase at a slow pace and the Company continues to grow.  As the Company grows, the additional leveraging of capital increases the percentage of interest-bearing liabilities used to fund the asset growth and will push the net interest margin lower. If interest rates continue to increase at a slow pace, net interest income can be increased by growth in interest-bearing liabilities and interest-earning assets.  Management does not expect a significant rise in interest rates in the short term, but additional increases are expected during 2004.  Therefore, continuing the effort to optimize the asset mix which seeks to neutralize the net interest margin impact associated with a changing rate environment and add volume to the balance sheet should enable the Company to increase net interest income in the future.

Net interest income during the three months ended June 30, 2004 was $2.3 million, an increase of $252,000 or 12.4% over the $2.0 million earned during the same period in 2003.  Yields on the Company’s interest-earning assets declined by 36 basis points to 4.85% for the three months ended June 30, 2004, from 5.21% for the same period in 2003.  The decrease in the yield for this three- month period was primarily the result of lower yields on interest earning assets and was not as significantly impacted by the change in the mix of assets, as were the first three months of 2004.  Rates paid on interest-bearing liabilities decreased by 22 basis points during the same period due to the lower rate environment.  Due to the more significant decline in the yield on the Company’s interest-earning assets compared to the decline for the rates paid on the Company’s interest-bearing liabilities , coupled with the growth in interest earning assets , the net interest margin declined 12 basis points from 3.38% for the three months ended June 30, 2003 to 3.26% for the same period ended June 30, 2004.

As previously discussed in the Financial Condition section of this document, the lower margin for the six months ended June 30, 2004 was significantly impacted by the increase in cash and cash equivalents from the municipal funds deposited at the end of 2003 and the beginning of 2004.  The three months ended June 30, 2004 demonstrated that the margin did rebound from the lower margin during the first three months of 2004 due to the asset mix variance.  Management believes that the net interest margin has normalized as of June 30, 2004 and will have a positive impact on the Company’s performance going forward.

Provision for Loan Losses.  Provisions to the allowance for loan losses during the six months ending June 30, 2004 totaled $128,000, a decrease from $139,000 expensed during the same period in 2003.  The provision expense d for the six months ended 2004 was slightly lower than the provision expensed during the same period in 2003 even though the loan volume was greater in 2004.  The reduction in provision expense was the result of management’s Loan Loss Reserve Analysis ("Reserve Analysis") determining that the amount of allowance for loan loss required for the loan portfolio should decrease as a percentage of gross loans.  Management’s Reserve Analysis is based on numerous statistical and other factors , including the specific asset class of each loan (i.e. commercial, residential or consumer), the internal risk rating of each loan, specific industry concentrations, an assessment for large dollar and unsecured loans , and specific reserves for watch list credits.  The allowance for loan losses as a percentage of total loans outstanding as of June 30, 2004 was 1.41% compared to 1.51% at June 30, 2003.

The provision for loan losses in the second quarter of 2004 totaled $84,000, an increase from the $62,000 expensed during the same period in 2003.  Even with management’s risk assessment determining that the allowance for loan loss required should decrease as a percentage of gross loans, the significant loan growth during the three months end ed June 30, 2004 caused an increase in the provision expense for the three months ended June 30, 2004 compared to the same period in 2003.

In each accounting period, the allowance for loan losses is adjusted to the amount believed necessary to maintain the allowance at adequate levels.  Through the loan review and credit departments, management allocates specific portions of the allowance for loan losses based on specifically identifiable problem loans.  The evaluation of the allowance for loan losses is further based on, although not limited to, consideration of the internally prepared Reserve Analysis, composition of the loan portfolio, third party analysis of the loan administration processes and loan portfolio and general economic conditions.  In addition, the Bank's status as a relatively new banking organization and the rapid loan growth since inception is taken into account.

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

The Bank has not experienced any charge-offs from loans receivable since inception.  Accordingly, in estimating the risk of loss in the Bank’s loan portfolio, management considered the level of charge-offs on loans experienced by peer financial institutions having a loan portfolio mix and risk characteristics similar to the Bank’s loan portfolio mix and risk characteristics.  As the Bank has developed it own loan history, the Reserve A nalysis has been enhanced to incorporate the Bank’s own experience.  If the Bank continues to experience high credit quality , the allowance for loan loss balance as a percent age of total loans is expected to continue to decline in the future.  At June 30, 2004, no portion of the allowance for loan losses was allocated to impaired loan balances, as there were no loans considered impaired.  Management believes the allowance for loan losses at June 30, 2004 was adequate to absorb losses in the loan portfolio, including probable incurred losses due to the current state of the economy.  However, there can be no assurance that future losses will not exceed the estimated amounts or that the Company will not be required to make additional provision for losses in the future.

Non-interest Income.  Non-interest income increased by $68,000 in the first six months of 2004 compared to the same period in 2003.  Non-interest income for the six-month period end ed June 30, 2004, and for the same period in 2003, consisted primarily of depository account service fees, interchange income on credit cards, and net gain on sales of securities available for sale.  The $68,000 increase in non-interest income for the 2004 period was primarily driven by the net gain on sale of securities of $77,000 compared to the $33,000 of net gains for the same period in 2003.  Service charges on deposit accounts increased only slightly during the period as more clients maintained higher average balances in their demand deposit accounts to pay for service charges.  Due to the Company’s operating philosophy, which includes a general aversion to excessive service charges on deposit accounts, significant changes in service charges would not be expected except as a result of continued growth in deposit relationships.

Non-interest income decreased by $25,000 during the three-month period end ed June 30, 2004 compared to the same period in 2003.  This decrease was primarily due to the $33,000 gain on sale of securities available for sale in the 2003 period compared to $0 gain on sale of securities available for sale in the 2004 period.  Service charges on deposit accounts increased only slightly during the period as more clients maintained higher average balances in their demand deposit accounts to pay for service charges.

Non-interest Expense.  The main components of non-interest expense were salaries and employee benefits and occupancy and equipment.  Non-interest expense for the six months ended June 30, 2004 was $3.0 million as compared to $2.7 million for the same period in 2003, an increase of $375,000 or 14.0%.  Non-interest expense for the three-month period ended June 30, 2004 was $1.5 million as compared to $1.4 million for the same period in 2003, an increase of  $126,000 or 9.3%.  While overhead continues to increase, management continues to be focused on controlling these expenses without impairing the quality of service provided to clients or the ability to grow the Company.

Salaries and employee benefits, which are the largest component of non-interest expense, experienced the most significant dollar increase of any non-interest expense component.  For the six months ended June 30, 2004, total salaries and employee benefits were $2.1 million compared to $1.8 million for the same period in 2003.  For the three-month period ended June 30, 2004, total salaries and employee benefits were $1.1 million compared to $920,000 for the same period in 2003.  The increase in employee salaries and benefits was a result of merit increases and the hiring of six new employees since June 30, 2003 in order to continue to grow the business as well as to provid e high quality client service.

Occupancy and equipment expense and other expense did not have any significant changes during the six or three-month periods ended June 30, 2004 as compared to 2003.  Monitoring and controlling non-interest costs, while at the same time providing high quality service to clients, is one of management’s top priorities.

Income Taxes.  Income tax expense was $550,000 during the first six months of 2004 compared to $544,000 during the same period of 2003.  The effective tax rates were 34.0 % and 35.0% for the six month periods ended June 30, 2004 and 2003.  The decrease in the effective tax rate for the six months end ed June 30, 2004 was primarily the result of a dditional tax benefit s recognized during the first quarter of 2004.  Income tax expense was $318,000 during the three month period ended June 30, 2004 compared to $271,000 during the same period of 2003.  The effective tax rates were 37.1% and 34.8% for the three month periods ended June 30, 2004 and 2003.  The higher effective tax rate for the three months ended June 30, 2004 was primarily due to the non-deductibility of the expense for the stock option plan.

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

Management conducted multiple simulations as of June 30, 2004, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred.  Results of the simulation suggest that the Company could expect net interest income to decrease by approximately $13,000, if interest rates gradually decline by 100 basis points over the next twelve months, and to increase approximately $3,000, if interest rates gradually increase 100 basis points over the next twelve months, from forecast levels of net interest income absent any changes in rates.  These variances in net interest income were within the Company’s policy parameters established to manage interest rate risk.

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

Results of the economic value of equity analysis done as of June 30, 2004, suggest that the Company could expect the value of its equity to increase 1.52% and 2.93%, if there was an immediate interest rate shift upward of 100 and 200 basis points and to decrease 3.96%, if there was an immediate interest rate shift downward of 100 basis points.  Due to the current interest rate environment a 200 basis point shift downward is not applicable in the modeling.  Management believes the different scenarios indicate a financial services organization that has relatively low overall interest rate risk.

Austin Advisors, Inc., a firm specializing in consulting and providing assistance to banks, performs a formal asset/liability management analysis on a monthly basis.  This information is presented and reviewed by the asset/liability committee of the Bank ..

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

RECENT REGULATORY DEVELOPMENTS

Trust Preferred Securities.  On May 6, 2004, the Board of Governors of the Federal Reserve System (the “Board”) issued a Notice of Proposed Rulemaking in which it proposed to allow the continued inclusion of trust preferred securities in the tier 1 capital of bank holding companies, subject to stricter standards.  The Board is proposing to limit the aggregate amount of a bank holding company’s cumulative perpetual preferred stock, trust preferred securities and other minority interests to 25% of the company’s core capital elements, net of goodwill.  Current regulations do not require the deduction of goodwill.  The proposal also provides that amounts of qualifying trust preferred securities and certain minority interests in excess of the 25% limit may be included in tier 2 capital but would be limited, together with subordinated debt and limited-life preferred stock, to 50% of tier 1 capital.  The proposal provides a three-year transition period for bank holding companies to meet these quantitative limitations.  At this time, it is not possible to predict the impact that this proposal would have on the Company.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by the Company since December 31, 2003.  For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4.

CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2004.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

As a depository of funds, St. Joseph Capital Bank may occasionally be named as a defendant in lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts.  Such litigation is incidental to the bank’s business.

We are not aware of any pending litigation against the Company or the Bank.

Item 2.

Changes in Securities and Use of Proceeds

Not applicable.

Item 3.

Defaults Upon Senior Securities

Not applicable.

Item 4.

Submission Of Matters To A Vote Of Security Holders

On May 20, 2004, the Company held the annual meeting of shareholders.  At the meeting, Brian R. Brady, Jeffrey V. Hammes, Jack K. Matthys, and Arthur H. McElwee, Jr. were elected to serve as Class II directors with terms expiring in 2007.  Continuing as Class III directors until 2005 are Todd B. Martin, Myron C. Noble, David A. Eckrich, and Ben R. Ziolkowski.  Continuing as Class I directors until 2006 are Anna Reilly Cullinan, Michael R. Leep, Sr., and John W. Rosenthal.  Additionally, on July 23, 2004, the board appointed John Affleck-Graves as a Class I director to serve until 2006.

There were 1,732,445 issued and outstanding shares of common stock and there were 1,416,328 shares of common stock represented at the annual meeting.  The voting on each item presented at the annual meeting was as follows:

Election of Directors

Votes For

Votes Withheld

Brian R. Brady

1,398,102

18,226

Jeffrey V. Hammes

1,402,228

14,100

Jack K. Matthys

1,390,099

26,229

Arthur H. McElwee, Jr.

1,412,263

4,065

Item 5.

Other Information

Not applicable.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

31.1

Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

1.2

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

A report on Form 8-K was filed on April 28, 2004 pursuant to Item 12, which reported, in the form of a press release, the Company’s financial results for the quarter ended March 31, 2004.

A report on Form 8-K was filed on May 21, 2004 pursuant to Item 5, which reported, in the form of a press release, that at the Company’s Annual Meeting of Shareholders held on May 20, 2004, they announced that St. Joseph Capital Corporation had filed applications with the Indiana Department of Financial Institutions and the FDIC to establish a branch in Elkhart, Indiana.

A report on Form 8-K was filed on July 22, 2004 pursuant to Items 5, 7, and 12, which reported, in the form of a press release, the Company’s financial results for the quarter ended June 30, 2004, the declaration of a cash dividend, and the appointment of a new Director.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

St. Joseph Capital Corporation

(Registrant)

Date:  August 12 , 2004

/s/ John W. Rosenthal

John W. Rosenthal

President and Chief Executive officer

Date:  August 12 , 2004

/s/ Mark  E. Secor

Mark E. Secor

Chief Financial Officer

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

a)

All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize, and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:

August 12 , 2003

/s/ John W. Rosenthal

John W. Rosenthal

Chief Executive Officer

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

a)

All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize, and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:

August 12 , 2004

/s/ Mark E. Secor

Mark E. Secor

Chief Financial Officer

1

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of St. Joseph Capital Corporation (the “Company”) on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John W. Rosenthal, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John W. Rosenthal

John W. Rosenthal

Chief Executive Officer

August 12 , 2004

2

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of St. Joseph Capital Corporation (the “Company”) on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Mark E. Secor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Mark E. Secor

Mark E. Secor

Chief Financial Officer

August 12 , 2004

3