Form 10-Q
period 2004-09-30
ST JOSEPH CAPITAL CORP
filed 2004-11-10
CIK 1015856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2004

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

Yes

No

X

There were 1,732,445 shares of the Registrant’s common stock, $0.01 par value per share, outstanding as of November 10, 2004.

TABLE OF CONTENTS

Page

Number

PART I – FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets,

September 30, 2004 (Unaudited) and December 31, 2003

3

Condensed Consolidated Statements of Income,

Three Months Ended September 30, 2004 and 2003 (Unaudited)

Nine Months Ended September 30, 2004 and 2003 (Unaudited)

4

Condensed Consolidated Statements of Cash Flows,

Nine Months Ended September 30, 2004 and 2003 (Unaudited)

5

Notes to the Consolidated Financial Statements

6

Item 2.   Management’s Discussion and Analysis of Financial Condition

and Results of Operations

7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

16

Item 4.   Controls and Procedures

16

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

17

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 3.   Defaults Upon Senior Securities

17

Item 4.   Submission of Matters to a Vote of Security Holders

17

Item 5.   Other Information

17

Item 6.   Exhibits

17

Signatures

18

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

September 30,

December 31,

2004

2003

ASSETS

Cash and due from banks

$

13,730

$

12,466

Interest-earning deposits in other financial institutions

8,355

263

Federal funds sold

-

22,700

Total cash and cash equivalents

22,085

35,429

Securities available for sale

48,229

24,134

Federal Home Loan Bank (FHLB) stock, at cost

2,837

2,326

Loans, net of allowance of $3,540 and $3,317

261,562

222,974

Accrued interest receivable

1,229

994

Premises and equipment, net

1,320

1,347

Other assets

1,903

1,054

Total assets

$

339,165

$

288,258

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities

Deposits

Non-interest-bearing

$

36,859

$

30,242

Interest-bearing

217,740

177,040

Total deposits

254,599

207,282

Securities sold under agreements to repurchase

6,226

6,484

Federal funds purchased

6,800

-

FHLB advances

41,740

46,520

Accrued interest payable

159

158

Subordinated debentures

3,000

3,000

Other liabilities

697

579

Total liabilities

313,221

264,023

Shareholders’equity

Common stock $0.01 par value 2,500,000 shares

authorized; 1,732,445 and 1,707,445 shares issued and

outstanding at September 30, 2004 and December 31, 2003

17

17

Additional paid-in capital

19,363

18,984

Retained earnings

6,514

5,035

Accumulated other comprehensive income

50

199

Total shareholders’ equity

25,944

24,235

Total liabilities and shareholders’ equity

$

339,165

$

288,258

See accompanying notes to the condensed consolidated financial statements.

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

Three Months Ended September 30,

Nine Months Ended September 30,

2004

2003

2004

2003

Interest income

Loans, including fees

$

3,261

$

2,812

$

9,078

$

8,387

Securities available for sale - taxable

350

248

995

849

Securities available for sale - tax exempt

91

69

246

199

FHLB stock

31

25

91

78

Federal funds sold

1

4

34

13

Other interest earning assets

29

2

94

10

Total interest income

3,763

3,160

10,538

9,536

Interest expense

Deposits

711

464

1,867

1,673

Federal funds purchased

65

24

126

61

Securities sold under agreements to repurchase

5

7

14

33

Subordinated debentures

36

-

102

-

FHLB advances

498

509

1,531

1,523

Total interest expense

1,315

1,004

3,640

3,290

Net interest income

2,448

2,156

6,898

6,246

Provision for loan losses

95

94

223

233

Net interest income after provision for loan losses

2,353

2,062

6,675

6,013

Non-interest income

Gain on sales of securities available

  for sale, net

29

105

106

139

Other income

139

130

404

371

Total non-interest income

168

235

510

510

Non-interest expense

Salaries and employee benefits

1,077

1,207

3,210

3,027

Occupancy and equipment

93

101

287

299

Other expense

346

483

1,067

1,138

Total non-interest expense

1,516

1,791

4,564

4,464

Income before income taxes

1,005

506

2,621

2,059

Income tax expense

372

205

922

749

Net income

$

633

$

301

$

1,699

$

1,310

Basic income per common share

$

.37

$

.18

$

.98

$

.78

Diluted income per common share

$

.35

$

.17

$

.94

$

.75

Dividends per common share

$

.04

$

.00

$

.12

$

.00

Basic weighted average common shares outstanding

1,732,445

1,679,105

1,732,171

1,679,105

Diluted weighted average common shares outstanding

1,808,220

1,759,444

1,804,804

1,753,882

See accompanying notes to the condensed consolidated financial statements.

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

Nine Months Ended September 30,

2004

2003

Cash flows from operating activities

Net income

$

1,699

$

1,310

Adjustments to reconcile net income to net cash

  from operating activities

Depreciation

142

131

Provision for loan loss

223

233

Net amortization (accretion) on securities available for sale

(102)

153

Gain on sales of securities available for sale, net

(106)

(139)

Stock option expense

80

125

Net change in:

Accrued interest receivable

(235)

(2)

Other assets

(759)

(158)

Accrued interest payable

1

(160)

Other liabilities

116

287

Net cash from operating activities

1,059

1,780

Cash flows from investing activities

Purchase of securities available for sale

(38,475)

(19,833)

Proceeds from sales of securities available for sale

4,910

9,632

Proceeds from maturities and calls of securities available for sale

9,429

15,680

Purchase of FHLB stock

(511)

(55)

Net change in loans receivable

(38,811)

(24,092)

Purchase of premises and equipment, net

(115)

(208)

Net cash from investing activities

(63,573)

(18,876)

Cash flows from financing activities

Net change in deposits

47,317

4,637

Net change in securities sold under agreements to repurchase

(258)

(2,285)

Federal funds purchased

6,800

4,350

Proceeds from FHLB advances

27,500

450

Repayment of FHLB advances

(32,280)

-

Cash dividends paid

(208)

-

Proceeds from subordinated debentures

-

3,000

Net effect of stock options exercised

299

(14)

   Net cash from financing activities

49,170

10,138

Net change in cash and cash equivalents

 (13,344)

(6,958)

Cash and cash equivalents at beginning of period

35,429

20,937

Cash and cash equivalents at end of period

$

22,085

$

13,979

Supplemental disclosures of cash flow information

Cash paid during the period for

Interest

$

3,639

$

3,450

Income taxes

$

1,193

$

1,093

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

Three-Month Periods September 30,

Nine-Month Periods September 30,

2004

2003

2004

2003

Basic

1,732,445

1,679,105

1,732,171

1,679,105

Effect of stock options

75,775

80,339

72,633

74,777

Diluted

1,808,220

1,759,444

1,804,804

1,753,882

NOTE 3 - LOANS

Major categories of loans in the portfolio were as follows (000s omitted):

September 30,

December 31,

2004

2003

Commercial

$

68,041

$

57,047

Commercial and multi-family mortgages

96,619

79,031

Residential mortgages

74,431

66,282

Residential construction

2,570

522

Commercial construction

13,375

16,621

Consumer

10,066

6,788

Total

265,102

226,291

Less allowance for loan losses

(3,540)

(3,317)

Total

$

261,562

$

222,974

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

These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements.  Additional information concerning the Company’s business including other factors that could materially affect the Company’s financial results is included in its filings with the Securities and Exchange Commission.

OVERVIEW

The Company was formed in February 1996 for the purpose of organizing the Bank.  The Company opened the Bank for business in February 1997 with $10.0 million in assets and has grown to approximately $339.2 million as of September 30, 2004.  Management anticipates that, as a result of a modestly growing economy in the Michiana area and the increased asset size of the Company, the growth in assets may continue but potentially at a lower annual percentage rate than experienced historically.  However, management does expect that the Company’s assets will grow by taking additional market share, expanding into new markets, expanding existing business lines, and as the local economy grows.

The return on average assets (ROAA) and return on average equity (ROAE) steadily increased from the inception of the Company through 2002.  In 2003, the ROAA and ROAE were negatively impacted by the severance expenses and professional fees related to the departure of two of the Company’s officers.  For the first nine months of 2004, annualized ROAA and ROAE were at 0.73% and 9.09% returning to the same or higher levels experienced prior to 2003.  For the same period last year, annualized ROAA and ROAE were 0.65% and 7.68%.

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

Another important aspect of the operating philosophy of the Company is to continue to grow at an appropriate rate.  As the Company continues to grow, provision expense and fixed non-interest expenses should be a smaller percentage of total assets and lead to the continued improvement in ROAA and ROAE.

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

In August 2004, the Company announced that the Bank was expanding its institutional banking business line.  This expansion was the direct result of management’s intent to attract and serve a larger percentage of the municipal and institutional market.  Management’s efforts to expand this business line during the third quarter of 2004 resulted in the Bank obtaining several new municipal deposit relationships that will significantly help fund the anticipated asset growth of the Company.  The funding provided by these new relationships began in September 2004 but will primarily impact the Company in the fourth quarter.

The institutional banking business line is not new to the Company.  Since its inception, institutional funding has been a crucial part of the Company’s strategic plan.  Over the years, the Company has strived to separate itself by providing exceptional service and developing a product line that would be specifically suited for institutional and municipal clients.  Due to the current size and success of the Company; the reputation the Company has earned by providing exemplary service; and the need for additional growth to help offset the increasing overhead costs of a highly regulated industry and public company requirements, management determined that this was the opportune time for this expansion.  Management expects to continue to aggressively grow the institutional banking business line and as opportunities arise and are developed, additional growth in this business line should be expected.

The following discussion provides additional information regarding the Company’s financial condition as of September 30, 2004 and December 31, 2003, and operations for the three months and nine months ended September 30, 2004 and 2003.  This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes thereto and other information in the Company’s 2003 Annual Report on Form 10-K for the year ended December 31, 2003.

CRITICAL ACCOUNTING POLICIES

Certain of the Company's accounting policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex, or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Some of the facts and circumstances, which could affect these judgments, include changes in interest rates, the performance of the economy or the financial condition of borrowers.  Management believes that its critical accounting policies include determining the allowance for loan losses.

Allowance for loan losses.  The Company maintains an allowance to absorb probable loan losses inherent in the portfolio.  The allowance for loan losses is maintained at a level that management considers to be adequate based on ongoing monthly assessments and evaluations of the collectibility of the Bank’s loans.  Provisions for loan losses are based on the management’s review of credit loss experience among its peers and such factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable loan losses.  Management’s strategy for credit risk management oversight includes a combination of conservative exposure limits significantly below legal lending limits, conservative underwriting standards, and comprehensive loan documentation and review.  The strategy also emphasizes diversification at the industry and client levels, regular credit examinations and periodic management reviews of large credit exposures and loans experiencing deterioration of credit quality.

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

The Company has not substantively changed its overall approach in the determination of the allowance for loan losses.  As the Company has matured and economic conditions have changed, the Company has made only minor changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the September 30, 2004 allowance for loan and lease losses.

Based on the procedures discussed above, management is of the opinion that the allowance of $3.5 million was adequate to absorb estimated loan losses associated with the loan portfolio at September 30, 2004.  However, there can be no assurance that future losses will not exceed the estimated amounts or that the Company will not be required to make additional provision for losses in the future.

FINANCIAL CONDITION

The Company’s total assets increased from $288.3 million on December 31, 2003, to $339.2 million on September 30, 2004.  This represented a total increase in assets of $50.9 million, or 17.7%, during the first nine months of 2004.

The Company invested a portion of cash and cash equivalents held at December 31, 2003 into securities available for sale and loans, decreasing cash and cash equivalents by $13.3 million, from $35.4 million at December 31, 2003 to $22.1 million at September 30, 2004.

The $24.1 million increase in securities available for sale, from $24.1 million at December 31, 2003 to $48.2 million at September 30, 2004, was a significant change in the Company’s assets during the nine-month period.  The growth experienced in securities available for sale was primarily in U.S. government and federal agency securities, from $15.9 million at December 31, 2003 to $36.8 million at September 30, 2004, and obligations of states and political subdivision securities, from $6.6 million at December 31, 2003 to $11.4 million at September 30, 2004.

The Company’s loan portfolio increased $38.6 million or 17.3%, from $223.0 million at December 31, 2004 to $261.6 million at September 30, 2004.  This growth was primarily in the Company’s commercial loan portfolio.  The loan growth during the first nine months of 2004 was due to adding new loan relationships, the expansion of borrowing relationships from existing clients and from the purchase of loan participations.  The repositioning of assets (moving out of cash and cash equivalents and into securities available for sale and loans) is further discussed in the Results of Operations section of this document.

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

The quality of the loan portfolio remains strong.  The Company has not experienced any charge-offs since inception.  Management believes they have instilled a very strong credit culture within the lending department as it pertains to the underwriting and administration processes.  Over 89.3% of the loan portfolio consists of loans extended directly to companies and individuals doing business and residing within the Company’s market area or having strong, long-standing ties to management.  The remaining portion is comprised of commercial loans participated with certain non-affiliated commercial banks outside of the immediate area, which are underwritten using the same loan underwriting criteria as though the Bank was the originating bank.

The economy in the Company’s market area began a steady but modest increase in 2003 and has continued improving during this first nine months of 2004.  During this period, the Company has grown and has maintained its interest rate spread on the loan portfolio, while at the same time experiencing no significant change in asset quality or in non-performing loan totals.  However, due to the slowdown in economic growth in the previous years and the modest rate of the growth in the current economy, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan losses.

The level of the allowance for loan losses and the amount of the quarterly provision for loan losses are determined by management based upon periodic reviews of the loan portfolio.  In addition to other factors, management considers the level of charge-offs experienced by local and peer financial institutions having loan portfolio mixes and risk characteristics similar to the Bank’s loan portfolio mix and risk characteristics.  Estimating the risk of loss and the amount of loss is necessarily subjective.  Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience in the market, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

While management’s periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

Deposits increased $47.3 million during the nine-month period ended September 30, 2004, totaling $254.6 million, up from $207.3 million at December 31, 2003.  Certificates of deposit, comprising 35.9% of total deposits or $91.3 million, increased $21.1 million during the nine-month period ended September 30, 2004.  Certificates of deposit greater than $100,000 totaled $82.3 million of the $91.3 million in certificates of deposit.  Savings, NOW, and money market accounts, comprising 49.6% of total deposits or $126.4 million, increased $19.6 million during the nine-month period ended September 30, 2004.  Non-interest bearing demand deposits increased $6.6 million during the period ended September 30, 2004 and comprised 14.5% of total deposits or $36.9 million.

The growth in deposits was partially the result of the expansion of the institutional banking business line discussed above.  In addition to new deposit funding from the relationships obtained during the third quarter, management began to position the Company’s balance sheet in anticipation for additional funding in the fourth quarter by purchasing short-term funding, in the form of brokered certificates of deposit and federal funds, during the third quarter of 2004.   This short-term funding was used to help fund the loan growth during the third quarter of 2004.  As additional deposit funding is received during the fourth quarter, the Company plans to replace most of the short-term brokered certificates of deposit and federal funds and will continue to increase the securities portfolio and loans receivable.  Although the exact amount of funding expected with these new deposit relationships is not known, the Company does expect that the balance sheet will have additional growth during the fourth quarter.

Federal funds purchased increased $6.8 million during the nine month period ended September 30, 2004.  Federal funds purchased are used as a temporary funding source by the Bank to meet short-term liquidity needs.  The Bank has over $37.0 million in federal funds lines established at correspondent banks.  At times, there will be differences between asset growth and the funding that supports this growth.  The use of federal funds purchased provides short-term funding for these differences when funding is needed, as was the case at September 30, 2004.

Federal Home Loan Bank of Indianapolis (“FHLB”) advances decreased $4.8 million, or  10.3%, to $41.7 million as of September 30, 2004 compared to $46.5 million at December 31, 2003.  Management uses FHLB advances primarily to assist in the overall asset and liability management of the Bank and for general liquidity purposes.  As of  September 30, 2004, the Company held $2.8 million of FHLB stock.

Securities sold under agreement to repurchase decreased by $300,000 during the nine month period ended September 30, 2004.  As part of the Company’s sweep accounts, collected funds from business clients’ noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements.  Although not considered a deposit account and therefore not FDIC insured, the repurchase agreements from local corporate clients have historically been a very stable source of funding for the Bank.

LIQUIDITY

The Company’s liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans and securities and net profits.  These monies are used to fund loan requests, meet deposit withdrawals, maintain reserve requirements, and support operations.  Liquidity is primarily achieved through the growth of deposits (both local and out-of-area) and by maintaining liquid assets such as securities available for sale, matured securities, and federal funds sold.  Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that manages interest rate risk and assists in achieving an acceptable level of profitability.  An important part of the overall asset and liability management process is providing adequate liquidity.  Liquid assets were $70.3 million at September 30, 2004 compared to $59.6 million at December 31, 2003.

The Company’s liquidity strategy is to fund loan growth with deposits, repurchase agreements, and FHLB advances and to maintain an adequate level of short-and medium-term investments to meet typical daily loan and deposit activity.  Although deposit and repurchase agreement growth from depositors located in the market area have consistently increased, the growth has not been sufficient at times to meet the substantial loan growth and provide monies for additional investing activities.  To assist in providing the additional needed funds, the Company has obtained certificates of deposit from customers outside of the market area and placed by deposit brokers for a fee, as well as certificates of deposit obtained from the deposit owners directly.  As of September 30, 2004, brokered deposits totaled $58.4 million, or 22.4% of combined deposits and repurchase agreements, compared to $20.1 million, or 9.4% of combined deposits and repurchase agreements, as of December 31, 2003.  The acceptance of brokered deposits is expected to be an ongoing activity, but due to the anticipated growth in deposits from the institutional business line, the use of brokered deposits is expected to decrease during the next year.

The Bank has the ability to borrow money on a daily basis through correspondent banks via established federal funds purchased lines; however, this is viewed as only a secondary and temporary source of funds.  The average balance of federal funds purchased during the nine months ended September 30, 2004 was $11.7 million, compared to a $4.8 million average federal funds sold during the same period.

As a member of the FHLB, the Bank has access to the FHLB's borrowing programs.  Based on ownership of FHLB stock and available collateral at September 30, 2004, the Bank could borrow up to approximately $70.1 million.  As of September 30, 2004, $41.7 million in FHLB advances was outstanding.  The availability could continue to increase if the loan and investment portfolios grow in the future.

In addition to typical loan funding and deposit flow, the Company must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit.  As of September 30, 2004, there were a total of $93.7 million in unfunded loan commitments and $5.0 million in unfunded standby letters of credit.  Fluctuations in loan balances and commitment levels are monitored, with such data being used in managing overall liquidity.

CAPITAL RESOURCES

Shareholders' equity is a non-interest bearing source of funds that provides support for asset growth.  Shareholders' equity increased by $1.7 million during the first nine months of 2004, from $24.2 million at December 31, 2003, to $25.9 million at September 30, 2004.  The increase was primarily attributable to net income of $1.7 million recorded during the first nine months of 2004 and to $103,000, which was primarily from the exercise of stock options.  This was offset by a $150,000 decrease in the marked-to-market adjustment for available for sale securities as defined in SFAS No. 115 and by $208,000 paid in cash dividends to shareholders.  The adjustment downward in the marked-to-market available for sale securities was the result of increasing interest rates during the first nine months of 2004.  This downward adjustment in the marked-to-market available for sale securities was due to market conditions and did not represent any permanent deterioration in the underlying principal value of an individual investment.  As individual investments reach their contractual maturities, no losses are expected.

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

The components of total risk-based capital are Tier 1 capital and Tier 2 capital.  Tier 1 capital is total shareholders’ equity less intangible assets plus qualifying trust preferred securities.  Tier 2 capital is Tier 1 capital plus a portion of the allowance for loan losses.  The allowance for loan losses is includable in Tier 2 capital up to a maximum of 1.25% of risk-weighted assets.  The net unrealized appreciation (depreciation) on securities available for sale, net of tax, is not considered in meeting regulatory capital requirements.  The following table provides the minimum regulatory capital requirements and the actual capital ratios at September 30, 2004:

September 30, 2004	Minimum Required For Capital Adequacy Purposes	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions	Company’s Capital Ratio	Bank’s Capital Ratio
Ratio of Total Capital to Risk Weighted Assets	8.0%	10.0%	11.4%	10.8%
Ratio of Tier 1 Capital to Risk Weighted Assets	4.0%	6.0%	10.3%	9.6%
Ratio of Tier 1 Capital to Average Assets	4.0%	5.0%	9.0%	8.5%

In July 2003, St. Joseph Capital Trust I, a business trust subsidiary of the Company, sold $3.0 million in trust preferred securities.  The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from the Company.  The trust preferred securities carry a variable rate of interest priced at the three-month libor plus 305 basis points, have a stated maturity of 30 years, and, in effect, are guaranteed by the Company.  The securities are redeemable at par after 5 years.  The debentures will mature and the capital securities must be redeemed in 2033, although the Company has the option to shorten the maturity date to a date not earlier than September 30, 2008, pending the prior approval of the Board of Governors of the Federal Reserve System, if required.  The trust preferred securities are carried on the Company’s consolidated balance sheet as subordinated debentures and the interest expense is recorded on the Company’s consolidated statement of income.  These trust preferred securities qualify as Tier 1 capital.

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

RESULTS OF OPERATIONS

Overview.  Consolidated net income for the nine month period ended September 30, 2004, was $1.7 million compared to $1.3 million for the same period in 2003 for an increase of $389,000 or 29.7%.  Net income for the nine month period ended September 30, 2003 was negatively impacted by approximately $184,000, net of tax, from severance expenses during the third quarter of 2003 related to the departure of two officers from the Company.  Income per common share for the nine months ended September 30, 2004 increased to $.98 basic and $.94 fully-diluted, compared to $.78 basic and $.75 fully-diluted for the same period in 2003.  The exercise of stock options, which increased the average number of shares outstanding by approximately 53,066 shares as compared to 2003, reduced the 29.7% increase in net income to a 25.6% increase in basic income per common share.  The increase in net income in the nine months ended September 30, 2004 compared to the same period in the prior year was comprised of an increase in net interest income of  $652,000 and a decrease in provision for loan losses of $10,000 offset by an increase in non-interest expense of $100,000 and an increase in income tax expense of $173,000.

Consolidated net income for the three month period ended September 30, 2004, was $633,000 compared to $301,000 for the same period in 2003 for an increase of $332,000.  As stated above, net income for the three month period ended September 30, 2003 was negatively impacted by approximately $184,000, net of tax, from severance expenses related to the departure of two officers from the Company.  Income per common share for the three months ended September 30, 2004 increased to $.37 basic and $.35 fully-diluted, compared to $.18 basic and $.17 fully-diluted for the three months ended September 30, 2003.  The increase in net income in the three months ended September 30, 2004 compared to the same period in the prior year was comprised of an increase in net interest income after provision for loan losses of $291,000 offset by a decrease in non-interest income of $67,000, a decrease in non-interest expense of $275,000 due to the previously discussed severance expense, and an increase in income tax expense of  $146,000.

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

Net interest income during the nine months ended September 30, 2004 was $3.8 million, an increase of $1.0 million or 10.5% over the $9.5 million earned during the same period in 2003.  Yields on the Company’s interest-earning assets declined by 33 basis points to 4.82% during the nine months ended September 30, 2004, from 5.15% for the same period in 2003.  This decrease was the result of the change in the mix of assets during the first quarter of 2004 described in the financial condition section of this document along with a lower rate environment at the beginning of 2004 as compared to the beginning of 2003 ..  Rates paid on interest-bearing liabilities decreased by 11 basis points during this same period primarily due to the lower rate environment.  Due to a more significant decline in the yield on the Company’s interest-earning assets compared to the decline in the rates paid on the Company’s interest-bearing liabilities, coupled with the growth in interest earning assets, the net interest margin declined 20 basis points from 3.38% at September 30, 2003 to 3.18% at September 30, 2004.  A higher growth rate in interest-earning assets and interest bearing liabilities can generate more net interest income during a period despite a decreasing margin, as long as the volume variance is greater than the negative rate variance.  Also, as demonstrated during the first quarter of 2004, a significant change in the mix of interest earning assets or interest bearing liabilities can impact the net interest margin.  In the nine months ended September 30, 2004, the increase in net interest income of $652,000 over the same period in 2003 was primarily the result of increased volume.  Management believes that the current level of interest rates are significantly driven by external factors and that the net interest margin could continue to compress if interest rates overall continue to increase at a slow pace and the Company continues to grow.  As the Company grows, the additional leveraging of capital increases the percentage of interest-bearing liabilities used to fund the asset growth and will push the net interest margin lower.  If interest rates continue to increase at a measured pace, net interest income can be increased by growth in interest-bearing liabilities and interest-earning assets.  Management does not expect a significant rise in interest rates in the short term, but additional increases are expected.  Therefore, continuing the effort to optimize the asset mix which seeks to neutralize the net interest margin impact associated with a changing rate environment and adding volume to the balance sheet should enable the Company to increase net interest income in the future.

The repositioning of assets (moving out of cash and cash equivalents and into securities available for sale and loans) and the use of new deposit funding has resulted in the net interest margin returning to a more normal level.  In the latter half of 2003, St. Joseph and Elkhart Counties (our primary market area) had a delay in the receipt of property tax dollars that affected the funding needs for various local municipalities to operate.  The Bank’s municipal client deposit balances were reduced to below normal during this period and the municipal clients looked to public sources to borrow the funds needed to operate.

At the end of December 2003, the property tax dollars were collected and began to replenish the municipal deposit accounts, which provided substantial amounts of cash and cash equivalents to the Company.  Since the Bank’s municipal clients borrowed funds during the period, a portion of the funds deposited at the end of 2003 and January 2004 was used to pay back the borrowings and was only deposited for a short time.  As the municipal deposit balances returned to more normal levels, the Company was able to make the shift from cash and cash equivalents to securities available for sale and loans that are higher yielding assets.

  The events described above impacted the Company’s net interest margin negatively during the first quarter of 2004 due to the lower spread on the short-term assets while the Company held the funds and from the temporarily inflated cash and cash equivalent balances that increased the average interest earning asset balance for the period.  As mentioned above, with the excess cash and cash equivalent balances invested in available for sale securities and loans and the use of additional deposit funding during the second and third quarters, the Company’s net interest margin returned to a more normal level.  The net interest margins for each of the three month periods ending March 31, 2004, June 30, 2004, and September 30, 2004 were 3.02%, 3.26%, and 3.26%.  These resulted in a net interest margin for the nine month period ending September 30, 2004 of 3.18%, which compares to 3.38% for the nine month period ending September 30, 2003, and 3.30% for the twelve month period ending December 31, 2003.

Management is aware that St. Joseph and Elkhart Counties again delayed the mailing of the May 2004 property tax bills.  The Counties have indicated that both the May and September 2004 tax bills were mailed in October 2004, which will result in the receipt of all property tax dollars for 2004 to be paid in November 2004.  In anticipation of the influx of deposits in the fourth quarter, management has developed a plan to make the necessary balance sheet allocations to help minimize the impact to the net interest margin in the fourth quarter of 2004.

Net interest income during the three months ended September 30, 2004 was $2.4 million, an increase of $292,000 or 13.5% over the $2.2 million earned during the same period in 2003.  Yields on the Company’s interest-earning assets declined by 4 basis points to 4.97% for the three months ended September 30, 2004, from 5.01% for the same period in 2003.  The slight decrease in the yield for this three-month period was primarily the result of lower yields on interest earning assets and was not as significantly impacted by the change in the mix of assets, as were the first three months of 2004.  Rates paid on interest-bearing liabilities increased by 13 basis points during the same period due to the higher rate environment.  Due to the decrease in the yield on the Company’s interest-earning assets and the increase for the rates paid on the Company’s interest-bearing liabilities, coupled with the growth in interest-earning assets, the net interest margin declined 13 basis points from 3.39% for the three months ended September 30, 2003 to 3.26% for the same period ended September 30, 2004.

As discussed above, the lower margin for the nine months ended September 30, 2004 was significantly impacted by the increase in cash and cash equivalents from the municipal funds deposited at the end of 2003 and the beginning of 2004.  The nine months ended September 30, 2004 demonstrated that the margin did rebound from the lower level during the first three months of 2004, due partially to the asset mix variance.  Management believes that the net interest margin has normalized as of September 30, 2004 and is expected to have a positive impact on the Company’s performance going forward.

Provision for Loan Losses.  Provisions to the allowance for loan losses during the nine months ending September 30, 2004 totaled $223,000, a decrease from $233,000 expensed during the same period in 2003.  The provision expensed for the nine months ended 2004 was slightly lower than the provision expensed during the same period in 2003 even with the loan volume being greater in 2004.  The decrease in provision expense was the result of management’s Loan Loss Reserve Analysis ("Reserve Analysis") determining that the amount of allowance for loan loss required for the loan portfolio should decrease as a percentage of gross loans.  Management’s Reserve Analysis is based on numerous statistical and other factors, including the specific asset class of each loan (i.e. commercial, residential or consumer), the internal risk rating of each loan, specific industry concentrations, an assessment for large dollar and unsecured loans, and specific reserves for watch list credits.  The allowance for loan losses as a percentage of total loans outstanding as of September 30, 2004 was 1.34% compared to 1.49% at September 30, 2003.

The provision for loan losses in the third quarter of 2004 totaled $95,000, a slight increase from the $94,000 expensed during the same period in 2003.  Even with management’s risk assessment determining that the allowance for loan loss required should decrease as a percentage of gross loans, the significant loan growth during the three months ended September 30, 2004 required the provision expense for the three months ended September 30, 2004.

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

The Bank has not experienced any charge-offs from loans receivable since inception.  Accordingly, in estimating the risk of loss in the Bank’s loan portfolio, management considered the level of charge-offs on loans experienced by peer financial institutions having a loan portfolio mix and risk characteristics similar to the Bank’s loan portfolio mix and risk characteristics.  As the Bank has developed it own loan history, the Reserve Analysis has been enhanced to incorporate the Bank’s own experience.  If the Bank continues to experience high credit quality, the allowance for loan loss balance as a percentage of total loans is expected to continue to decline in the future.  At September 30, 2004, no portion of the allowance for loan losses was allocated to impaired loan balances, as there were no loans considered impaired.  Management believes the allowance for loan losses at September 30, 2004 was adequate to absorb losses in the loan portfolio, including probable incurred losses due to the current state of the economy.  However, there can be no assurance that future losses will not exceed the estimated amounts or that the Company will not be required to make additional provision for losses in the future.

Non-interest Income.  Non-interest income remained the same for the first nine months of 2004 compared to the same period in 2003.  Service charges on deposit accounts increased only slightly during the period as more clients maintained higher average balances in their demand deposit accounts to pay for service charges.  Due to the Company’s operating philosophy, which includes a general aversion to excessive service charges on deposit accounts, significant changes in service charges would not be expected except as a result of continued growth in deposit relationships.

Non-interest income decreased by $67,000 during the three month period ended September 30, 2004 compared to the same period in 2003.  This decrease was primarily due to the $105,000 gain on sale of securities available for sale in the 2003 period compared to a $29,000 gain on sale of securities available for sale in the 2004 period.  Service charges on deposit accounts increased only slightly during the period as more clients maintained higher average balances in their demand deposit accounts to pay for service charges.

Non-interest Expense.  The main components of non-interest expense were salaries and employee benefits and occupancy and equipment.  Non-interest expense for the nine months ended September 30, 2004 was $ 4.6 million as compared to $4.5 million for the same period in 2003, an increase of $100,000 or 2.2%.  Non-interest expense for the three month period ended September 30, 2004 was $1.5 million as compared to $1.8 million for the same period in 2003, a decrease of  $275,000 or 15.4%.  While overhead continues to increase, management continues to be focused on controlling these expenses without impairing the quality of service provided to clients or the ability to grow the Company.

Salaries and employee benefits, which are the largest component of non-interest expense, experienced the most significant dollar changes of any non-interest expense component.  For the nine months ended September 30, 2004, total salaries and employee benefits were $3.2 million compared to $3.0 million for the same period in 2003.  For the three-month period ended September 30, 2004, total salaries and employee benefits were $1.1 million compared to $1.2 million for the same period in 2003.  The increase in employee salaries and benefits for the nine-month period was the result of merit increases and the hiring of eight new employees since September 30, 2003.  However, this increase appears less significant due to severance expense and expense related to the accelerated vesting of stock options totaling $304,000 from the departure of two officers from the Company during the same period in 2003.  The recording of this event in the third quarter of 2003 also resulted in the expense for the three-month period ending September 30, 2004 to decrease compared to the same period in 2003.

Occupancy and equipment expense and other expense did not have any significant changes during the three month or the nine month periods ended September 30, 2004 as compared to 2003.  Monitoring and controlling non-interest costs, while at the same time providing high quality service to clients, is one of management’s top priorities.

Income Taxes.  Income tax expense was $922,000 during the first nine months of 2004 compared to $749,000 during the same period of 2003.  The effective tax rates were 35.2% and 36.4% for the nine month periods ended September 30, 2004 and 2003. The decrease in the effective tax rate for the nine months ended September 30, 2004 was primarily the result of additional tax benefits recognized during the first quarter of 2004.  Income tax expense was $372,000 during the three month period ended September 30, 2004 compared to $205,000 during the same period of 2003.  The effective tax rates were 37.0% and 40.5% for the three month periods ended September 30, 2004 and 2003.  The higher effective tax rate for the three months ended September 30, 2003 compared to the same period in 2004 was higher primarily due to the tax treatment of certain expenses related to the departure of two officers of the Company during the same period in 2003.

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

Management conducted multiple simulations as of September 30, 2004, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred.  Results of the simulation suggest that the Company could expect net interest income to decrease by approximately $39,000, if interest rates gradually decline by 100 basis points over the next twelve months, and to decrease approximately $17,000, if interest rates gradually increase 100 basis points over the next twelve months, from forecast levels of net interest income absent any changes in rates.  These variances in net interest income were within the Company’s policy parameters established to manage interest rate risk.

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

Results of the economic value of equity analysis done as of September 30, 2004, suggest that the Company could expect the value of its equity to decrease 1.9% and 4.2%, if there was an immediate interest rate shift upward of 100 and 200 basis points and to increase 0.1%, if there was an immediate interest rate shift downward of 100 basis points.  Due to the current interest rate environment a 200 basis point shift downward is not applicable in the modeling.  Management believes the different scenarios indicate a financial services organization that has relatively low overall interest rate risk.

Austin Advisors, Inc., a firm specializing in consulting and providing assistance to banks, performs a formal asset/liability management analysis on a monthly basis.  This information is presented and reviewed by the asset/liability committee of the Bank.

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

ITEM 4.

CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2004.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

As a depository of funds, St. Joseph Capital Bank may occasionally be named as a defendant in lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts.  Such litigation is incidental to the Bank’s business.

We are not aware of any pending litigation against the Company or the Bank.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.

Defaults Upon Senior Securities

Not applicable.

Item 4.

Submission Of Matters To A Vote Of Security Holders

Not applicable

Item 5.

Other Information

Not applicable.

Item 6.

Exhibits

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

Date:  November 10, 2004

/s/ John W. Rosenthal

John W. Rosenthal

President and Chief Executive officer

Date:  November 10, 2004

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

Date:  November 10, 2004

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

Date:  November 10, 2004

/s/ Mark E. Secor

Mark E. Secor

Chief Financial Officer

1

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of St. Joseph Capital Corporation (the “Company”) on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John W. Rosenthal, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John W. Rosenthal

John W. Rosenthal

Chief Executive Officer

November 10, 2004

2

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of St. Joseph Capital Corporation (the “Company”) on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Mark E. Secor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Mark E. Secor

Mark E. Secor

Chief Financial Officer

November 10, 2004

3