Form 10-K
period 2004-12-31
ST JOSEPH CAPITAL CORP
filed 2005-03-28
CIK 1015856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[ x ]

Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended   December 31, 2004

[   ]

Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number

333-06581

St. Joseph Capital Corporation

(Name of Registrant as Specified in Its Charter)

Delaware

35-1977746

(State or Other Jurisdiction of Incorporation or Organization)

(I.R.S. Employer Identification No.)

3820 Edison Lakes Parkway, Mishawaka, Indiana

46545

(Address of Principal Executive Offices)

(Zip Code)

   (574) 273-9700

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

Yes   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2).

Yes

  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last known sales price on or prior to June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was $31,607,000.

1,741,111 shares of common stock were issued and outstanding as of March 28, 2005.

Documents incorporated by reference:

Part III of Form 10-K – Portions of the Proxy Statement for the annual meeting of stockholders to be held May 19, 2005.

ST. JOSEPH CAPITAL CORPORATION

2004 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Part I

ITEM

PAGE

1.

Description of Business

1

2.

Description of Property

21

3.

Legal Proceedings

21

4.

Submission of Matters to a Vote of Security Holders

21

Part II

1.

Market for Registrant’s Common Equity, Related Stockholder Matters,

and Issuer Purchases of Equity Securities

22

2.

Selected Financial Data

22

3.

Management’s Discussion and Analysis of Financial Condition and Results
of Operation

23

7A.

Quantitative and Qualitative Disclosures about Market Risk

39

4.

Financial Statements and Supplementary Data

40

5.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

40

9A.

Controls and Procedures

40

9B.

Other Information

40

Part III

6.

Directors and Executive Officers of the Registrant

40

7.

Executive Compensation

41

8.

Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters

41

9.

Certain Relationships and Related Transactions

42

10.

Principal Accountant Fees and Services

42

Part IV

11.

Exhibits and Financial Statement Schedules

42

Signatures

44

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

General

St. Joseph Capital Corporation (the “Company”) is a bank holding company that owns St. Joseph Capital Bank (the “Bank”), a full-service commercial banking institution headquartered in Mishawaka, Indiana.  The Bank provides a broad range of banking products and services, including credit, cash management and deposits to its targeted client base of executives and professionals and small- to medium-sized businesses.  The Bank’s market area encompasses a substantial portion of the Indiana communities of Mishawaka, South Bend, Notre Dame, Granger, Elkhart, Goshen, Osceola, and Middlebury, as well as certain Michigan communities, including Niles, Edwardsburg, and Cassopolis.  Due to the overlap of this metropolitan area over state lines, this region is often referred to as “Michiana.”  At December 31, 2004, the Company had total assets of $399.1 million, loans of $278.4 million and deposits of $312.7 million.

The Company started its banking operations on February 13, 1997 with the goal of building a locally owned and managed financial institution to meet the banking needs of the Bank’s targeted clients.  As part of its operating strategy, the Company strives to offer clients an extraordinary level of service on a consistent basis.  The Company’s rapid growth since 1997 largely has been a product of its success in attracting targeted individuals and businesses to become clients coupled with the ability to recruit and retain a community-oriented management team with significant commercial banking experience in the Michiana area.  The Company has also taken advantage of the client disruption caused by the acquisition of a number of the area’s other locally owned financial institutions by large and super-regional bank holding companies.

The Company’s rapid growth, coupled with the desire to increase market share, led the Company to raise additional capital in 1999.  This was accomplished through a common stock offering.  The growth experienced to date, as well as continued growth, will allow the Company to take greater advantage of the operating leverage available to larger financial institutions.

Since inception, the Company and Bank have operated out of a single location as a way of keeping tight control on their fixed overhead expenses.  The delivery of banking services has been accomplished through the Bank’s headquarters facility in Mishawaka, Indiana, a courier service program, an ATM/debit card product, the postage paid bank-by-mail program, telephone banking, and Internet banking.  This variety of delivery systems has enabled the Bank’s clients to choose the method of banking which is most convenient for them.

At the 2004 annual meeting of stockholders held on May 20, 2004, the Company announced plans to expand into Elkhart, Indiana with a new banking center that is scheduled to open in April of 2005.  This expansion starts a new era in the life of St. Joseph Capital Corporation.  The decision to expand was a natural yet strategic progression for the Company since the current location in Mishawaka, Indiana is being fully utilized and the Elkhart market presents the Company with significant marketing opportunities.  The new Elkhart banking center will be located approximately 20 miles from the Mishawaka location and will occupy the first floor of a three story office building across the river from downtown Elkhart.  The vast majority of the employees needed to staff the new banking center will be transferred from the Mishawaka location.  We believe the Company’s presence in this market will provide additional opportunity for new relationships and business.  In the future, the Bank may also expand its product offerings, move into other new markets or make strategic acquisitions of other financial institutions.  The Bank intends to continue to pursue an aggressive growth strategy focused on the addition of experienced banking personnel in the Michiana area, while also maintaining strong asset quality and enhancing its profitability.

The Bank has and will continue to price its loan products and deposit products competitively.  The net interest income generated by the lending and deposit-gathering activities of the Bank should continue to increase as the overall size of the Bank increases.

The Company’s headquarters is currently maintained in their location at 3820 Edison Lakes Parkway, Mishawaka, Indiana, 46545.  The telephone number is (574) 273-9700.

Business Strategy

The Bank expects to establish and maintain a high standard of quality in each service that is provided, and its employees are expected to emphasize a consulting and service oriented approach in their dealings with clients.  The use of technology has and will continue to permit each employee to devote more time and attention to personal service, respond more quickly to client requests, and deliver services in the most timely manner possible.

The Bank’s goal is to create and maintain a “client-driven” organization focused on providing high value to clients by promptly delivering products and services matched directly to their needs.  Furthermore, the Bank expects to gain market share by developing strong ties to the community.  In this regard, most of the Company’s directors currently hold, and have held in the past, leadership positions in a number of community organizations, and intend to continue this active involvement in future years.  Members of the management team also hold leadership positions in a variety of community organizations and intend to continue this active involvement in future years.  Additionally, all employees are encouraged to be active in the civic, charitable and social organizations located in the Michiana area.

The Bank offers a broad range of deposit services, including checking accounts, money market accounts, savings accounts, and time deposits of various types, as well as a full range of short- to intermediate-term personal and commercial loans.  Commercial loans include lines of credit to finance accounts receivable and inventory, term loans to finance machinery and equipment, as well as commercial mortgages to finance land and buildings.  The Bank makes personal loans directly to its clients for various purposes, including purchases of automobiles, boats, and other recreational vehicles, home improvements, education, and personal investments.  The Bank also makes residential mortgage loans and substantially all of them are retained by the Bank and consist of balloon payment, adjustable and fixed rate mortgages.  The Bank offers other services, including credit cards, cashier’s checks, traveler’s checks, and automated teller access.

Lending Activities

The Bank provides a broad range of commercial and retail lending services to corporations, partnerships, and individuals.  The Bank actively markets its services to qualified borrowers.  Lending officers actively solicit the business of new borrowers entering the Bank’s market area as well as long-standing members of the local business community.  Management has established lending policies, which include a number of underwriting factors to be considered in making a loan, including location, loan to value ratio, cash flow, interest rate, and the credit history of the borrower.

The Bank’s legal lending limit is approximately $4,700,000.  The board of directors, however, has established an “in-house” limit of up to approximately $3,500,000 depending on the credit quality of the client.  The board may from time to time raise or lower the “in-house” limit, as it deems appropriate to comply with safe and sound banking practices and in response to overall economic conditions.

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

Commercial Loans.  The Bank is an active commercial lender in the Michiana area.  The areas of emphasis include, but are not limited to, loans to manufacturers, building contractors, developers and business services companies.  The Bank also provides a wide range of operating loans, including lines of credit for working capital and operational purposes, as well as term loans for the acquisition of equipment and other purposes.  Collateral for these loans generally includes accounts receivable, inventory, equipment, and real estate.  In addition, the Bank has taken personal guarantees to help assure payment when appropriate.  Terms of commercial business loans generally range from one to five years.  A portion of the Bank’s commercial business loans has floating interest rates or re-price within one year.  The Bank also makes commercial real estate loans, which are generally secured by the underlying real estate and improvements.  However, management may also require additional assets of the borrower as collateral.

Residential Real Estate Mortgage Loans.  The main focus of the Bank’s lending activity continues to be on the commercial side and management has viewed residential mortgages primarily as a way to attract and service targeted clients.  Currently the Bank offers a variety of adjustable rate products.  Additional mortgage products may be introduced, as management deems necessary.  The growth in the residential loan portfolio has been a result of refinancing activities and acquisition and construction of existing or new homes.  The Bank has retained substantially all its residential real estate loans in its portfolio.

Consumer Lending.  The Bank provides all types of consumer loans including motor vehicle, home improvement, home equity, signature loans, and small personal credit lines.  The Bank has no indirect lending, and intends to actively seek to increase its personal lines of credit and home equity loans.

Competition

The Bank’s market area is competitive.  It competes for loans principally through the range and quality of service it provides and interest rates.  The Bank’s reputation in the communities it serves and personal service philosophy enhances its ability to compete favorably in attracting and retaining individual and business clients.  The Bank actively solicits deposits by offering clients personal attention, professional service and competitive rates.

There are other commercial banks, savings and loans, and credit unions, along with other financial institutions that operate in the Bank’s primary market area.  In addition, many other financial institutions based in the communities surrounding these areas also actively compete for clients within the Company’s market area.  The Bank also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market mutual funds, loan production offices, and other providers of financial services.

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

Market Area

The Bank offers a full range of commercial and consumer banking services primarily within a thirty-mile radius of the main office located in Mishawaka, Indiana and the new banking center in Elkhart, Indiana.  This area encompasses a substantial portion of the Indiana communities of Mishawaka, South Bend, Notre Dame, Granger, Elkhart, Goshen, Osceola and Middlebury, and certain Michigan communities, including Niles, Edwardsburg, and Cassopolis.  Because of the overlap of this metropolitan area over state lines, this region is often referred to as “Michiana.”

The local economy is diversified among manufacturing, retail and wholesale trades and service industries.  The area’s retail, distribution, convention and tourism, health care and service sectors have expanded to offset the decrease in manufacturing jobs, which has occurred in recent years.  The University of Notre Dame is the area’s largest employer and contributes to the stability of the local economy.  South Bend is also home to other colleges and technical schools providing additional stability and access to a skilled work force.

Memorial Health Services and St. Joseph’s Regional Medical Center are the two largest health care providers in the Michiana area and are also major employers.  Bosch Braking Systems Corp., Honeywell, and AM General Corp. are three of the region’s largest manufacturers, and the area is also home to a number of smaller manufacturing, retail, and service businesses.  Many major manufacturing companies are also located in adjacent Elkhart County, including Coachmen Industries, CTS Corporation, and Skyline Corporation.  This diverse commercial base provides significant potential for business and personal banking services for owners and employees of these entities.

Employees

The Bank has approximately 61 full-time equivalent employees.  None of the employees are covered by a collective bargaining agreement with the Bank.  Management considers employee relations to be excellent.

Internet Website

The Bank maintains an Internet site at www.sjcb.com.  On this site, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are posted as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission and are available free of charge.  The filings are also available on the Securities and Exchange Commission’s website at www.sec.gov.  Additionally, the Company will provide copies of its filings free of charge upon written request to: Mark E. Secor, Senior Vice President, Chief Financial Officer, St. Joseph Capital Corporation, 3820 Edison Lakes Parkway, Mishawaka, Indiana 46545.

The Company has a code of business conduct and ethics in place that applies to all of its directors and employees.  The code sets forth the standard of ethics that the Company expects all of its directors and employees to follow, including the Chief Executive Officer and Chief Financial Officer.  The code of business conduct and ethics is posted on the Company’s website at www.sjcb.com (and is filed as an exhibit to the Form 10-K).  The Company intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding any amendment to or waiver of the code with respect to the Chief Executive Officer and Chief Financial Officer, and persons performing similar functions, by posting such information on its website.

Supervision and Regulation

General.  Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Indiana Department of Financial Institutions (the “DFI”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations, and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiary and is intended primarily for the protection of the FDIC insured deposits and depositors of the Bank, rather than shareholders.

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

The Company

General.  The Company, as the sole shareholder of the Bank, is a bank holding company.  As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so.  Under the BHCA, the Company is subject to periodic examination by the Federal Reserve.  The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiary as the Federal Reserve may require.  The Bank is subject to regulation by the DFI under Indiana law.

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

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

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

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator.  “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances at 10% ownership.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2004, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Dividend Payments.  The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation law (the “DGCL”), which allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation.  The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank

General.  The Bank is an Indiana-chartered bank, the deposit accounts of which are insured by the FDIC’s Bank Insurance Fund (“BIF”).  As an Indiana-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFI, the chartering authority for Indiana banks, and the FDIC, designated by federal law as the primary federal regulator of state-chartered, FDIC-insured banks that, like the Bank, are not members of the Federal Reserve System.

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

During the year ended December 31, 2004, BIF assessments ranged from 0% of deposits to 0.27% of deposits.  For the semi-annual assessment period beginning January 1, 2005, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

FICO Assessments.  Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC’s Savings Association Insurance Fund (“SAIF”) has been used to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund.  As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance.  During the year ended December 31, 2004, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

Supervisory Assessments.  All Indiana banks are required to pay supervisory assessments to the DFI to fund the operations of the DFI.  This assessment is calculated on the basis of an institution’s total assets. During the year ended December 31, 2004, the Bank paid supervisory assessments to the DFI totaling $26,000.

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

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements.  For example, a financial institution that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications.  Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be “well capitalized.” Under the regulations of the FDIC, in order to be “well-capitalized” a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be “well capitalized.” Under the regulations of the FDIC, in order to be “well-capitalized” a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

As of December 31, 2004: (i) the Bank was not subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under FDIC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by FDIC regulations.

Dividend Payments.  The primary source of funds for the Company is dividends from the Bank.  Indiana law prohibits the Bank from paying dividends in an amount greater than its undivided profits.  The Bank is required to obtain the approval of the DFI for the payment of any dividend if the total of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the Bank’s retained net income for the year to date combined with its retained net income for the previous two years.  Indiana law defines “retained net income” to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2004.  As of December 31, 2004, approximately $8.6 million was available to be paid as dividends by the Bank.  Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

Insider Transactions.  The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company, on investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank.  Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders.  In addition, federal laws and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank or a principal shareholder of the Company may obtain credit from banks with which the Bank maintains correspondent relationships.

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

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals.  If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency.  Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the institution’s rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

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

#

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of St. Joseph Capital Corporation is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes thereto, which are attached to this filing as exhibit 99.1.

At December 31

(In thousands)

Summary of Financial Condition:

2004

2003

2002

2001

2000

Total assets

$

399,059

$

288,258

$

253,840

$

214,804

$

177,071

Total cash and cash equivalents

45,332

35,429

20,937

20,021

19,543

Securities available for sale

58,230

24,134

38,580

45,172

23,172

Loans receivable, net of allowance for

  loan losses

278,421

222,974

189,094

144,688

129,841

Total deposits

312,657

207,282

177,674

153,308

122,432

FHLB advances and other debt

44,740

49,520

43,070

30,570

27,570

Total shareholders’ equity

26,532

24,235

22,141

20,015

18,561

Average shareholders’ equity

25,313

22,998

21,145

19,545

17,480

Average total assets

322,202

268,057

231,500

191,590

147,817

Years Ended December 31,

(Dollars in thousands, except per share data)

Summary of Operating Results:

2004

2003

2002

2001

2000

Total interest income

$

14,757

$

12,694

$

12,164

$

12,414

$

11,072

Total interest expense

5,312

4,370

4,912

6,600

6,290

Net interest income

9,445

8,324

7,252

5,814

4,782

Provision for loan losses

261

327

716

422

582

Total noninterest income

729

733

866

668

205

Total noninterest expense

6,224

5,861

4,746

4,067

3,170

Income before income taxes

3,689

2,869

2,656

1,993

1,235

Income tax expense

1,280

1,044

973

718

213

Net income

$

2,409

$

1,825

$

1,683

$

1,275

$

1,022

Supplemental Data:

Return on average total assets

.75%

.68%

.73%

.67%

.69%

Return on average shareholders’ equity

9.52

7.94

7.96

6.52

5.85

Net interest rate spread (1)

2.80

3.01

3.02

2.60

2.49

Net yield on average interest-earning assets (2)

3.08

3.30

3.35

3.23

3.43

Net interest income to noninterest expenses

151.75

142.02

152.80

142.99

150.85

Average shareholders’ equity to average

  total assets

7.86

8.58

9.13

10.20

11.83

Average interest-earning assets to average

  interest-bearing liabilities

116.64

116.71

115.04

117.03

120.11

Nonperforming assets to total assets

-

-

-

-

-

Nonperforming loans to total loans

  Receivable

-

-

-

-

-

Allowance for loan losses to total loans

   receivable

1.27

1.47

1.56

1.55

1.41

Allowance for loan losses to non-performing

  loans receivable

-

-

-

-

-

Basic income per common share

$

1.39

$

1.08

$

1.00

$

.76

$

.61

Diluted income per common share

$

1.33

$

1.05

$

.98

$

.75

$

.60

Dividends declared per common share

$

0.16

$

-

$

-

$

-

$

-

Book value per common share

$

15.27

$

14.19

$

13.19

$

11.93

$

11.08

Number of offices

1

1

1

1

1

(1)

Interest rate spread is calculated by subtracting average interest rate cost from average interest rate earned.

(2)

Net interest income divided by average interest-earning assets.

#

(1)

Securities balances represent daily average balances for the fair value of securities.  The average rate is calculated based on the daily average balance for the amortized cost of securities.  Tax exempt interest income is not presented on a tax equivalent basis.

(2)

Includes fees on loans.  The inclusion of loan fees does not have a material effect on the average interest rate.

#

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following are the average balance sheets for the years ending December 31:

2004

Average

Average

Balance

Interest

Rate

(Dollars in thousands)

ASSETS

Interest-earning assets

Federal funds sold

$

3,609

$

36

1.00%

Interest-earning deposits in other

  financial institutions

6,663

136

2.04

Securities available for sale (1)

47,575

1,746

3.67

FHLB stock

2,649

122

4.61

Loans receivable (2)

245,667

12,717

5.18

Total interest-earning assets (1)

306,163

14,757

4.82%

Noninterest-earning assets

Cash and due from banks

13,661

Allowance for loan losses

(3,468)

Premises and equipment, net

1,330

Accrued interest receivable and

  other assets

4,516

$

322,202

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities

Savings, NOW and money markets

$

124,153

$

1,351

1.09%

Certificates of deposit

68,988

1,511

2.19

Federal funds purchased

12,129

200

1.65

Securities sold under agreements

  to repurchase

7,308

39

0.53

Subordinated debentures

3,000

142

4.73

FHLB advances

46,913

2,069

4.41

Total interest-bearing liabilities

262,491

5,312

2.02%

Noninterest-bearing liabilities

Demand deposits

33,463

Accrued interest payable and

  other liabilities

935

Shareholders' equity

25,313

$

322,202

Net interest income/spread

$

9,445

2.80%

Net interest income as a percent

  of average interest earning assets (1)

3.08%

(1)

Securities balances represent daily average balances for the fair value of securities.  The average rate is calculated based on the daily average balance for the amortized cost of securities.  Tax exempt interest income is not presented on a tax equivalent basis.

(2)

Includes fees on loans.  The inclusion of loan fees does not have a material effect on the average interest rate.

#

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;

INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

2003

Average

Average

Balance

Interest

Rate

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

$

268,057

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities

Savings, NOW and money markets

$

116,693

$

1,114

.95%

Certificates of deposit

42,728

1,035

2.42

Federal funds purchased

4,438

70

1.58

Securities sold under agreements

  to repurchase

8,485

39

.46

Subordinated debentures

1,437

62

4.31

FHLB advances

42,239

2,050

4.85

Total interest-bearing liabilities

216,020

4,370

2.02%

Noninterest-bearing liabilities

Demand deposits

28,006

Accrued interest payable and

  other liabilities

1,033

Shareholders' equity

22,998

$

268,057

Net interest income/spread

$

8,324

3.01%

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

#

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;

INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

2002

Average

Average

Balance

Interest

Rate

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

$

231,500

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities

Savings, NOW and money markets

$

93,707

$

1,333

1.42%

Certificates of deposit

46,676

1,599

3.43

Federal funds purchased

1,656

31

1.87

Securities sold under agreements

  to repurchase

10,744

101

.94

FHLB advances

35,163

1,848

5.26

Total interest-bearing liabilities

187,946

4,912

2.61%

Noninterest-bearing liabilities

Demand deposits

21,762

Accrued interest payable and

  other liabilities

647

Shareholders' equity

21,145

$

231,500

Net interest income/spread

$

7,252

3.02%

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

#

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

Variance

Variance Attributable To

Variance

Variance Attributable To

2004/2003

Volume

Rate

2003/2002

Volume

Rate

(In thousands)

Interest income

Federal funds sold

$

14

$

18

$

(4)

$

(33)

$

(20)

$

(13)

Interest-bearing deposits in other

financial institutions

125

113

12

(92)

(65)

(27)

Securities available for sale

458

366

92

(377)

(118)

(259)

FHLB stock

16

21

(5)

(4)

20

(24)

Loans receivable

1,450

1,875

(425)

1,036

2,527

(1,491)

2,063

2,393

(330)

530

2,344

(1,814)

Interest expense

Savings, NOW and money markets

237

74

163

(219)

281

(500)

Certificates of deposit

476

583

(107)

(564)

(126)

(438)

Federal funds purchased

130

127

3

39

45

(6)

Securities sold under agreements

to repurchase

-

(6)

6

(62)

(18)

(44)

Subordinated debentures

80

67

13

62

62

-

FHLB advances

19

215

(196)

202

351

(149)

942

1,060

(118)

(542)

595

(1,137)

Net interest income

$

1,121

$

1,333

$

(212)

$

1,072

$

1,749

$

(677)

#

INVESTMENT PORTFOLIO

The carrying value of securities available for sale as of December 31 are summarized as follows:

2004

2003

2002

(In thousands)

U.S. Government and federal agencies

$

37,949

$

15,941

$

26,640

Obligations of states and

  political subdivisions

14,654

6,588

6,592

Corporate bonds

-

483

469

Mortgage backed securities

5,601

1,077

4,838

Marketable equity securities

26

45

41

$

58,230

$

24,134

$

38,580

The maturity distribution and weighted average interest rates of debt securities available for sale at December 31, 2004 are shown in the following table.  Securities that are not due at a single maturity date are not shown.

Maturing

(Dollars in thousands)

After One Year

After Five Years

Within

But Within

But Within

After

One Year

Five Years

Ten Years

Ten Years

Amount

Rate

Amount

Rate

Amount

Rate

Amount

Rate

U.S. Government and

  federal agencies

$

13,045

3.79%

$

23,911

3.65%

$

992

3.38%

$

-

-%

Obligations of states

  and political

  subdivisions

183

4.26

5,565

3.72

6,070

3.69

2,837

3.78

$

13,228

3.80

$

29,476

3.66

$

7,062

3.65

$

2,837

3.78

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no securities of any one issuer, which exceeded 10% of the shareholders' equity of the Company at December 31, 2004.

#

LOAN PORTFOLIO

Types of Loans. Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated:

2004

2003

2002

2001

2000

(In thousands)

Commercial loans

$

192,870

$

152,699

$

122,280

$

96,953

$

89,721

Residential real estate

  mortgages

79,566

66,804

64,674

42,583

34,223

Installment loans to

  Individuals

9,563

6,788

5,130

7,426

7,749

$

281,999

$

226,291

$

192,084

$

146,962

$

131,693

Concentrations of Credit Risk.  The Bank grants commercial loans, residential real estate mortgages, and installment loans to individuals mainly in its market area.  Commercial loans include loans collateralized by business assets.  At December 31, 2004, commercial loans made up approximately 68.4% of the loan portfolio and the loans were expected to be repaid from cash flow from operations of businesses.  Commercial loans concentrated in real estate development and investment totaled $14.7 million or 5.2% of total loans at December 31, 2004.  Residential real estate mortgage loans made up approximately 28.2% of the loan portfolio and were collateralized by residential real estate.  Installment loans to individuals made up approximately 3.4% of the loan portfolio and were primarily collateralized by consumer assets.

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table shows the amounts of commercial loans outstanding as of December 31, 2004, based on remaining scheduled repayments of principal, are due in the periods indicated.  Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial loans due after one year.  (Variable-rate loans are those loans with floating or adjustable interest rates.)

2004

(In thousands)

Maturing

Within one year

$

105,688

After one year but within five years

81,958

After five years

5,224

$

192,870

Commercial Loan Interest Sensitivity

2004

(In thousands)

Fixed

Variable

Rate

Rate

Total

Due after one year but within five years

$

66,596

$

15,362

$

81,958

Due after five years

4,638

586

5,224

$

71,234

$

15,948

$

87,182

LOAN PORTFOLIO (Continued)

RISK ELEMENTS

Nonaccrual, Past Due, Restructured and Impaired Loans. The following schedule summarizes nonaccrual, past due, restructured and impaired loans at December 31:

2004

2003

2002

2001

2000

(In thousands)

Loans accounted for on a nonaccrual basis

$

-

$

-

$

-

$

-

$

-

Accruing loans which are contractually past due 90 days or more as to interest or principal payments

-

-

-

-

-

Loans which are "Troubled Debt Restructurings" as defined by Statement of Financial Accounting Standards No. 15

-

-

-

-

-

Other loans defined as “impaired”

-

-

-

-

-

$

-

$

-

$

-

$

-

$

-

2004

(In thousands)

Gross interest income that would have been recorded in 2004 on nonaccrual loans outstanding at December 31, 2004 if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period

$

-

Interest income actually recorded on nonaccrual loans and included in net income for the period

-

Interest income not recognized during the period

$

-

Discussion of the Nonaccrual Policy.

The accrual of interest income is discontinued when the collection of a loan or interest, in whole or in part, is doubtful.  When interest accruals are discontinued, interest income accrued in the current period is reversed.  While loans which are past due 90 days (180 days for residential real estate loans) or more as to interest or principal payments are considered for nonaccrual status, management may elect to continue the accrual of interest when the estimated net realizable value of collateral, in management’s judgment, is sufficient to cover the principal balance and accrued interest.

Potential Problem Loans.

As of December 31, 2004, there were approximately $10.1 million of loans on the Bank’s internal watch list.  Watch list credits are loans that are monitored more closely due to current financial performance of the borrowers or where management has modest concern on the ability of the borrowers to comply with the present loan repayment terms.  Management believes that such loans will not materially impact future operating results, liquidity, or capital resources.

Foreign Outstandings, Loan Concentrations, and Other Interest-Bearing Assets.

There are no foreign outstandings, loan concentrations, or other interest-bearing assets as of December 31, 2004.

SUMMARY OF LOAN LOSS EXPERIENCE

The following schedule presents an analysis of the allowance for loan losses, average loan data, and related ratios for the years ended December 31:

2004

2003

2002

2001

2000

(Dollars in thousands)

Loans

Loans outstanding at end

  of period

$

281,999

$

226,291

$

192,084

$

146,962

$

131,693

Average loans outstanding

  during period

$

245,667

$

209,683

$

164,943

$

141,020

$

109,457

Allowance for loan losses

Balance at beginning of period

$

3,317

$

2,990

$

2,274

$

1,852

$

1,270

Loans charged-off

Commercial

-

-

-

-

-

Residential real estate

  mortgage

-

-

-

-

-

Installment loans to

  individuals

-

-

-

-

-

-

-

-

-

-

Recoveries of loans previously

  charged-off

Commercial

-

-

-

-

-

Residential real estate

  mortgage

-

-

-

-

-

Installment loans to

  individuals

-

-

-

-

-

-

-

-

-

-

Net loans charged-off

-

-

-

-

-

Provision for loan losses

261

327

716

422

582

Balance at end of period

$

3,578

$

3,317

$

2,990

$

2,274

$

1,852

Ratio of net charge-offs during the

  period to average loans outstanding

  during the period

-%

-%

-%

-%

-%

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios at December 31:

Allocation of the Allowance for Loan Losses

2004

2003

2002

2001

2000

Percentage of

Percentage of

Percentage of

Percentage of

Percentage of

Loans In

Loans In

Loans In

Loans In

Loans In

Each

Each

Each

Each

Each

Category

Category

Category

Category

Category

Allowance

to Total

Allowance

to Total

Allowance

to Total

Allowance

to Total

Allowance

to Total

Amount

Loans

Amount

Loans

Amount

Loans

Amount

Loans

Amount

Loans

(Dollars in thousands)

Commercial

$

3,010

68.4%

$

2,251

67.5%

$

1,818

63.6%

$

1,616

65.9%

$

1,302

68.1%

Residential real

  estate mortgage

71

28.2

410

29.5

367

33.7

252

29.0

201

26.0

Installment loans to

  Individuals

241

3.4

168

3.0

186

2.7

249

5.1

110

5.9

Unallocated

256

-

488

-

619

-

157

-

239

-

$

3,578

100.0%

$

3,317

100.0%

$

2,990

100.0%

$

2,274

100.0%

$

1,852

100.0%

DEPOSITS

The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

2004

2003

2002

Average

Average

Average

Average

Average

Average

Amount

Rate

Amount

Rate

Amount

Rate

(Dollars in thousands)

Savings, NOW and money

  markets

$

124,153

1.09%

$

116,693

.95%

$

93,707

1.42%

Certificates of deposits

68,988

2.19

42,728

2.42

46,676

3.43

Demand deposits (noninterest-

  bearing)

33,463

-

28,006

-

21,762

-

$

226,604

$

187,427

$

162,145

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2004 are summarized as follows:

2004

Amount

(In thousands)

Three months or less

$

49,372

Over three months and through six months

1,376

Over six months and through twelve months

17,331

Over twelve months

17,882

$

85,961

RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders' equity and average total assets and certain other ratios are as follows:

2004

2003

2002

(Dollars in thousands)

Average total assets

$

322,202

$

268,057

$

231,500

Average shareholders’

  equity (1)

$

25,313

$

22,998

$

21,145

Net income

$

2,409

$

1,825

$

1,683

Cash dividends declared

$

278

$

-

$

-

Return on average total assets

.75%

.68%

.73%

Return on average shareholders' equity

9.52%

7.94%

7.96%

Dividend payout percentage

11.51%

-%

-%

Average shareholders'

  equity to average total assets

7.86%

8.58%

9.13%

(1)

Net of average unrealized appreciation or depreciation on securities available for sale.

For additional analysis of this information, please see Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operation, which begins on page 23 of this document.

SHORT-TERM BORROWINGS

The Bank had securities sold under agreements to repurchase for which the average balance outstanding during the reported periods was 30 percent or more of shareholders' equity at the end of each reported period.  The required disclosures are incorporated by reference and can be located in Note 6 of the consolidated financial statements.

#

ITEM 2.

DESCRIPTION OF PROPERTY.

The Bank purchased the building and land for its main office for $800,000 in May, 1999.  This facility serves as the Bank’s main office as well as the Company’s corporate headquarters and is located at 3820 Edison Lakes Parkway, Mishawaka, Indiana.  The premises consist of a 9,600 square foot, two-story brick building constructed in 1988 with parking for approximately 57 vehicles.  The building is located on a major thoroughfare in Mishawaka, approximately two miles south of Interstate 80 and near the city’s population center.

The building has four interior teller stations and a night depository facility.  Management believes that the building is adequately covered by insurance.

The Bank will begin leasing the first floor of a building for its Elkhart Banking Center for approximately $99,000 per year starting in April of 2005.  This facility will serve as a full banking center and will be located at 300 Junior Achievement Drive, Elkhart, Indiana.  This location will utilize 6,000 square feet of a three-story brick building constructed in 2005 with parking for approximately 30 vehicles.  The building is located two blocks off of Main Street, within the downtown Elkhart River Walk Common’s area, approximately eight miles south of Interstate 80 and near the city’s population center.

The facility has three interior teller stations and a night depository facility.  Management believes that the facility is adequately covered by insurance.

Management believes the facilities will be adequate to meet the Company and Bank needs for 2005.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of 2004 to a vote of the Company’s stockholders.

#

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Since February 2003 the common stock of the Company has been quoted on the Nasdaq SmallCap Market under the symbol SJOE.  Prior to that time it was quoted on the OTC Bulletin Board.  As of February 28, 2005, the Company had 122 stockholders of record and estimates that it has approximately 800 stockholders in total.

The following table shows, for the periods indicated, the high and low trades per share of transactions in the Company’s common stock as quoted on the OTC Bulletin Board or on the Nasdaq SmallCap Market.  Other private transactions may have occurred during the periods indicated of which the Company has no knowledge.  The following prices represent inter-dealer prices without retail markups, markdowns or commissions.

Per Share

Per Share

Prices

Dividends

Quarter Ending

High

Low

Declared

2003

March 31, 2003

$

19.25

$

18.00

-

June 30, 2003

22.00

19.05

-

September 30, 2003

20.58

19.95

-

December 31, 2003

22.00

19.35

-

2004

March 31, 2004

$

22.25

$

20.75

$

0.04

June 30, 2004

23.90

22.24

0.04

September 30, 2004

23.76

22.41

0.04

December 31, 2004

26.98

22.41

0.04

No cash or other dividends were declared or paid during the fiscal year ended December 31, 2003.

The Company’s ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay.  See “Business – Supervision and Regulation – The Company – Dividend Payments” and “Business - Supervision and Regulation – The Bank – Dividend Payments” for a more detailed description of these limitations.  The Company is a party to an indenture in connection with a private placement of trust preferred securities.  Under the terms of the indenture, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock.  None of these circumstances currently exist.

No stock repurchases were made during the fourth quarter of 2004.

ITEM 6.

SELECTED FINANCIAL DATA

The required selected financial data is previously disclosed in Item 1 and is incorporated in this section by reference.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Overview

The Company was formed in February 1996 for the purpose of organizing the Bank.  The Company opened the Bank for business in February 1997 with $10.0 million in assets and has grown to approximately $399.1 million as of December 31, 2004.  In 2004, the Company experienced significant growth as our assets increase $110.8 million during the year.  This growth was partially due to the expansion of the institutional business banking line in conjunction with a strategic decision by management and the board of directors to grow the asset size of the Bank to help manage the increasing cost of being a highly regulated industry and public company.  Management anticipates that, as a result of a modestly growing economy in the Michiana area and the increased asset size of the Company, the growth in assets may continue at a slower annual percentage rate than experienced historically.  However, management does expect that the Company’s assets will continue to grow by taking additional market share, expanding into new markets, expanding existing business lines, and as the local economy grows.

The Bank continues to focus on the goals established at its inception.  The Bank offers a distinct approach to serving its clients using an operating philosophy that emphasizes integrity in dealing with others, an extraordinary execution of service, and innovation, with technology-driven delivery of products.  This approach, along with the management’s strong ties to the Indiana and Michigan communities it serves, has been the foundation of its success in building client relationships and maintaining controlled, profitable growth.  This focus allows the Bank to operate in an effective and efficient manner providing exceptional client service yet permitting the Bank to be competitive in the marketplace.  The operating philosophy is reflected in the results of the Company’s operations and should be considered as they are analyzed.  A consistently low overhead ratio continues to allow for competitive product pricing and lower service charges for the Bank’s clients.  The focus on credit quality is evident as the Bank has not yet experienced a single loan charge-off, which in turn allows for more efficient use of the Company’s resources, including time, dollars, and energy.  These established goals have made the Company unique in the marketplace and unique to its clients.

The return on average assets (ROAA) and return on average equity (ROAE) have steadily increased from the inception of the Company through 2002.  In 2003, the ROAA and ROAE were negatively impacted by severance expense and professional fees related to the departure of two of the Company’s officers.  In 2004, ROAA and ROAE were at 0.75% and 9.52% returning to higher levels than experienced prior to 2003.

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

Another important aspect of the operating philosophy of the Company is to continue to grow at an appropriate rate resulting in fixed non-interest expense to become a smaller percentage of total assets, which should lead to continued improvement in the ROAA and ROAE.  The total asset growth rate during 2004 was enhanced by the strategic decision to increase the asset size of the Bank.  Non-interest expense as a percentage of total assets was 1.56%, 2.03%, and 1.87% for years ending 2004, 2003, and 2002.

At the 2004 annual meeting of shareholders held on May 20, 2004, the Company announced plans to expand into Elkhart, Indiana with a new banking center that will open in April of 2005.  This was previously discussed in the Description of Business section of this document.  Several new employees will be added due to the new banking center but ten of the employees needed for an additional full service location will come from the Bank’s existing employee base.  This fact combined with a reasonable overhead cost for the new location is the reason non-interest expenses for the Company is not expected to be significantly impacted.

In August 2004, the Company announced that the Bank was expanding its institutional banking business line.  This expansion was the direct result of management’s intent to attract and serve a larger percentage of the municipal and institutional market.  Management’s efforts to expand this business line during the third and fourth quarter of 2004 resulted in the Bank obtaining several new municipal and institutional deposit relationships that significantly helped fund the asset growth of the Company.  The funding provided by these new relationships began in September of 2004 but primarily impacted the Company in the fourth quarter of 2004 and will continue to have an impact in the first quarter of 2005.

The institutional banking business line is not new to the Bank.  Since its inception, institutional funding has been a crucial part of the Bank’s strategic plan.  Over the years, the Company has strived to separate itself by providing exceptional service and developing a product line that would be specifically suited for institutional and municipal clients.  Due to the current size and success of the Company, the reputation the Company has earned by providing exemplary service, and the need for additional growth to help offset the increasing overhead costs of a highly regulated industry and public company requirements, management and the board of directors determined that this was the opportune time for this expansion.  Management expects to continue to aggressively grow the institutional banking business line and as opportunities arise and are developed, additional growth in this business line should be expected.

In conjunction with the decision to expand the Bank’s institutional banking business line, the Bank activated limited trust powers and created the St. Joseph Capital Bank Trust Department.  These limited trust powers allow the Bank to execute corporate agency trusts and will be offered only to the Bank’s institutional banking clients.  By entering into corporate agency trust relationships with certain institutional banking clients, the Bank is able to provide another option for managing their funds invested with the Bank.  By sweeping a portion of deposited funds into corporate agency trust accounts, the Bank can manage these client funds off balance sheet in the Trust Department, which does not require an allocation of the Bank’s capital.  No other type of corporate or personal trust relationship is expected to be offered by the St. Joseph Capital Bank Trust Department.  At December 31, 2004, there were no trust account balances and no additional assets under management in the Trust Department.

In October 2004, the Company purchased $8.0 million of bank owned life insurance on certain officers of the Bank, for which the Bank is the sole beneficiary.  The underlying financial instruments used by the insurance carriers to support the life insurance product provide a return that increases the cash surrender value of the insurance carried on the Company’s balance sheet.  Besides providing life insurance on certain officers of the Bank, the increase in cash surrender value is recorded as non-interest income and is designed to help offset portions of existing employee benefits.  The current federal tax code allows this non-interest income to be used to fund employee benefits and to be treated as tax-free income as long as the final distribution of the financial instruments is paid as life insurance proceeds.  The bank owned life insurance is transferable to other carriers and can be redeemed for the cash surrender value at any time.  However, if redeemed prior to its final distribution, the increase in the cash surrender value becomes taxable and is subject to certain penalties.

In December of 2004, the Company began transferring a portion of its investment portfolio to a newly created investment subsidiary, St. Joseph Capital Holdings, Inc., located in Wilmington, Delaware.  The investment subsidiary is designed to help manage the Company’s investment portfolio by providing portfolio management services, safekeeping services, and allow state tax treatment of the investment income using the Delaware state tax laws, which does not tax investment income.  The transfer of the Company’s entire investment portfolio was completed in January 2005.  The creation of this investment subsidiary currently provides the Company assistance in managing its investment portfolio along with a reduction in the Company’s state tax liability attributed to the interest income from the investment portfolio.

The following discussion provides additional information regarding the Company’s financial condition at December 31, 2004 and 2003 and operations for the years ended December 31, 2004, 2003, and 2002.  The objective of this financial review is to enhance the reader’s understanding and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in this Form 10-K.  For a description of the Company’s accounting policies, see Note 1 of Notes to the Consolidated Financial Statements.

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

The allowance for loan losses balance and the provision for loan losses are determined by management based upon periodic reviews of the loan portfolio.  Through the loan review and credit department, management allocates specific portions of the allowance for loan losses based on specifically identifiable problem loans.  In addition, as the Bank does not have an established charge-off history, management considered the level of charge-offs on loans experienced by local peer financial institutions having loan portfolio mix and risk characteristics similar to the Bank’s loan portfolio mix and risk characteristics.  Estimating the risk of loss and the amount of loss is necessarily subjective.  Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on the combination of the loss experience of the Bank and local peers, general economic conditions, information about specific borrower situations including their financial position, and collateral values and other factors and estimates which are subject to change over time.  The Reserve Analysis is reviewed regularly by management and the board of directors.

General allocations for loan types may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition.  Factors that management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans, changes in mix, asset quality trends, loan grades, risk management and loan administration, changes in the internal lending policies and credit standards, and examination results from bank regulatory agencies and the Bank’s internal independent loan reviews.

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

The Company has not substantively changed its overall approach in the determination of the allowance for loan losses.  As the Company has matured and economic conditions have changed, the Company has made only minor changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the December 31, 2004 allowance for loan and lease losses.  The Bank has not experienced any charge-offs from loans receivable since inception and at December 31, 2004, no portion of the allowance for loan losses was allocated to impaired loan balances, as there were no loans considered impaired.

Based on the policy discussed above, management is of the opinion that the allowance of $3.6 million was adequate to absorb estimated loan losses associated with the loan portfolio at December 31, 2004.  However, there can be no assurance that future losses will not exceed the estimated amounts or that the Company will not be required to make additional provision for losses in the future.

FINANCIAL CONDITION

December 31, 2004 Compared with December 31, 2003

During 2004, the Company’s assets increased from $288.3 million on December 31, 2003, to $399.1 million on December 31, 2004.  This was a 38.4% increase compared to a 13.6% increase during the previous year.  As in the past, a consistent emphasis on deposit growth provided the funding needed to increase the net loan portfolio by $55.4 million, increase the securities portfolio by $34.1 million and purchase $8.0 million of bank owned life insurance during 2004.  These areas of growth were the primary contributors to the $110.8 million overall increase in assets.

At December 31, 2004, cash and cash equivalents increased $9.9 million, from $35.4 million in 2003 to $45.3 million in 2004.  For the second year in a row there was a delay in the receipt of property tax dollars from taxpayers used to fund Indiana municipalities.  The Bank’s institutional funding from their municipal clients was reduced to below normal balances in the last half of the year.  In the fourth quarter, property tax dollars were collected and the proceeds were used to replenish our municipal clients deposit balances.  As will be discussed in greater detail in the results of operations section of this document, a portion of these funds deposited increased the Bank’s cash and cash equivalents.  Specifically, on the last day of the year, approximately $25.0 million in deposits were made by municipalities that significantly increased the year-end balance of cash and cash equivalents on December 31, 2004.  The average balances during 2004 and 2003 for cash and cash equivalents were $23.9 million and $18.3 million.  These average balances represent more normal levels of cash and cash equivalents.  Subsequent to the end of 2004, a significant portion of the cash and cash equivalents was invested into securities available for sale and loans.

The $34.1 million increase in securities available for sale, from $24.1 million at December 31, 2003 to $58.2 million at December 31, 2004, was a significant change in the Company’s assets during the year.  The growth experienced in securities available for sale was primarily in U.S. government and federal agency securities, from $15.9 million at December 31, 2003 to $37.9 million at December 31, 2004, and obligations of states and political subdivision securities, from $6.6 million at December 31, 2003 to $14.7 million at December 31, 2004.  Also, mortgage backed securities increased from $1.1 million at December 31, 2003 to $5.6 million at December 31, 2004.  The increase in securities available for sale was a result of the need to deploy funds from the growth in deposits during 2004 and part of the Company’s strategic plan to increase the volume of interest earning assets.

The Company’s loan portfolio increased $55.4 million or 24.8%, from $223.0 million at December 31, 2003 to $278.4 million at December 31, 2004.  This growth was primarily in the Company’s commercial loan portfolio, which increased $40.2 million or 72.4% of the 2004 annual increase.  The residential mortgage portfolio had an increase of $12.8 million during 2004.  The loan growth during the year is attributed to adding new loan relationships, the expansion of borrowing relationships from existing clients and from the purchase of loan participations.

The continued significant concentration of the loan portfolio in commercial loans and the continued future growth of this portion of the Bank’s lending business are consistent with the Company’s stated strategy of focusing on small- to mid-size businesses.  Commercial loans make up 68.5% of net loans at December 31, 2004 and approximately 65.6% of the commercial loans are secured by real estate.  Management anticipates this growth will continue as additional relationships are developed as a result of current calling efforts, the addition of new lending personnel, and the expansion into a new market area.  The deposit accounts related to the Bank’s commercial lending business generate a significant amount of local deposits, and are an important funding source for the Bank.

The quality of the loan portfolio remains strong.  The Company has not experienced any charge-offs since inception.  Management believes they have instilled a very strong credit culture within the lending department as it pertains to the underwriting and administration processes and no change is expected as the loan portfolio grows.  Over 88.0% of the loan portfolio consists of loans extended directly to companies and individuals doing business and residing within the Company’s market area or having strong, long-standing ties to management.  The remaining portion is comprised of commercial loans participated with certain non-affiliated commercial banks outside of the immediate area, which are underwritten using the same loan underwriting criteria as though the Bank was the originating bank.

The economy in the Company’s market area began a steady but modest increase in 2003 and has continued improving during 2004.  During this period, the Company has grown and has maintained roughly the same interest rate spread on the loan portfolio, while at the same time experienced no significant change in asset quality or in non-performing loan totals.  However, due to the slowdown in economic growth prior to 2003 and the modest rate of the growth in the current economy, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan losses.

Premise and equipment increased from $1.3 million at December 31, 2003 to $2.4 million at December 31, 2004.  This increase, primarily in the fourth quarter of 2004, was due to the accounting guidance on consolidating variable interest entities.  As part of the Company’s expansion into Elkhart, Indiana, the Company became a 49.0% owner in a limited liability corporation, Riverfront Partners, LLC (“LLC”), to help ensure that the Company had a level of control over its new location.  The other owners, a local development group, own 51.0% of the new location and are responsible for building and managing the property.  Due to the nature of the LLC the accounting guidance classified it as a variable interest entity requiring it to be consolidated into the Company’s financial statements.  The Company’s new Elkhart banking center will occupy the first floor of a three-story facility and the impact to the Company’s net income will be the profit or loss in the LLC and the allocated expense for the portion of the building the Company occupies.  Management believes that the net cost of the new location will not significantly impact the Company’s results in 2005.  The $1.1 million increase in premise and equipment in 2004 was due to the recording of the construction in progress on the new location.  The total cost of the building is expected to be approximately $2.0 million and will be consolidated on the Company’s financial statements.

As discussed in the Overview section, the Company purchased $8.0 million of bank owned life insurance in October of 2004.  This financial instrument will continue to increase in value as the cash surrender value increases and will continue to be recorded as non-interest income.  This purchase was funded by the growth in deposits during 2004.

The $105.4 million growth in deposits in 2004 was mainly in interest-bearing deposits.  This was a 50.8% increase in 2004 compared to a 16.7% increase in 2003.  Interest-bearing deposits made up approximately 75.4% of the Bank’s deposits at December 31, 2004.  As discussed above in cash and cash equivalents, on December 31, 2004, deposits of approximately $25.0 million were made on December 31, 2004, and therefore classified as non-interest bearing.  On the next business day, when the funds were collected they became interest bearing.  The average balance of deposits was $226.6 million during 2004 and $187.4 million during 2003.  Deposit balances at year-end were $312.7 million at December 31, 2004 and $207.3 million at December 31, 2003.  The $39.2 million increase in the average balance of deposits from 2003 to 2004, compared to the $105.4 million increase in year-over-year deposits at December 31, demonstrates that the growth in deposits came later in the year primarily due to the Company’s new and existing deposit relationships with municipalities.  The Bank expects to continue to see additional growth in deposits during 2005 and to retain a significant portion of the deposits that existed at December 31, 2004.

To date, the Bank has been successful in attracting and retaining client relationships, which have provided a significant portion of the funding needed to grow the loan portfolio and increase the investment portfolio.  Management has accepted $50.7 million in brokered certificates of deposit as of December 31, 2004 compared to $20.1 million at December 31, 2003.  Management utilizes this funding source to assist in the overall asset/liability management of the Bank.  For the most part, these certificates of deposit are term in nature and are used to assist the bank in funding term loans and as a means to manage the Company’s overall interest rate risk.

Management believes the ability to attract and retain deposits is attributed to more personalized service than the competition.  The deposit growth in 2004, along with the $2.3 million increase in equity achieved primarily through the retention of earnings, provided the funding needed to meet the $110.8 million growth in assets.

Federal funds purchased increased to $2.8 million at December 31, 2004 compared to no federal funds purchased at December 31, 2003.  Federal funds purchased are used as a temporary funding source by the Bank to meet short-term liquidity needs.  The Bank has over $37.0 million in federal funds lines established at correspondent banks.  At times, there will be differences between asset growth and the funding that supports this growth.  The use of federal funds purchased provides short-term funding for these differences when funding is needed.

Federal Home Loan Bank of Indianapolis (“FHLB”) advances decreased $4.8 million, or 10.3%, to $41.7 million as of December 31, 2004 compared to $46.5 million at December 31, 2003.  Management uses FHLB advances primarily to assist in the overall asset and liability management of the Bank and for general liquidity purposes.  As of December 31, 2004, the Company held $3.1 million of FHLB stock.

Securities sold under agreement to repurchase increased by $3.8 million at December 31, 2004 compared to the prior year.  As part of the Company’s sweep accounts, collected funds from business clients’ noninterest-bearing checking accounts are invested into overnight interest-bearing repurchase agreements.  Although not considered a deposit account and therefore not FDIC insured, the repurchase agreements from local corporate clients have historically been a very stable source of funding for the Bank.

RESULTS OF OPERATIONS

2004 Compared with 2003

Overview.  Consolidated net income for the year ended December 31, 2004, was $2.4 million compared to $1.8 million in 2003 for an increase of $584,000 or 32.0%.  Net income for the year ended December 31, 2003 was negatively impacted by approximately $184,000, net of tax, from severance expenses during the third quarter of 2003 related to the departure of two officers from the Company.  Income per common share for the year ended December 31, 2004 increased to $1.39 basic and $1.33 fully-diluted, compared to $1.08 basic and $1.05 fully-diluted in 2003.  The exercise of stock options, which increased the average number of shares outstanding by approximately 50,295 shares as compared to 2003, reduced the 32.0% increase in net income to a 28.7% increase in basic income per common share.  The increase in net income for the year ended December 31, 2004 compared to the same period in the prior year was comprised of an increase in net interest income of $1.1 million and a decrease in provision for loan losses of $66,000 offset by an increase in non-interest expense of $363,000 and an increase in income tax expense of $236,000.

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

Net interest income during the year ended December 31, 2004 was $9.4 million, an increase of $1.1 million, or 13.3%, over the $8.3 million earned in 2003.  Yields on the Company’s interest-earning assets declined by 21 basis points to 4.82% during the year ended December 31, 2004, from 5.03% in 2003.  This decrease was the result of the change in the mix of assets due to the significant growth in deposits during the first quarter of 2004 along with a lower rate environment at the beginning of 2004 as compared to the beginning of 2003.  Rates paid on interest-bearing liabilities remained at 2.02% for both 2004 and 2003.  Due to a decline in the yield on the Company’s interest-earning assets with no change in the rate paid on the Company’s interest-bearing liabilities, coupled with the growth in interest earning assets, the net interest margin declined 22 basis points from 3.30% at December 31, 2003 to 3.08% at December 31, 2004.  A higher growth rate in interest-earning assets and interest bearing liabilities can generate more net interest income during a period despite a decreasing margin, as long as the volume variance is greater than the negative rate variance.  Also, as demonstrated during the first quarter of 2004, a significant change in the mix of interest earning assets or interest bearing liabilities can impact the net interest margin. For the year ended December 31, 2004, the increase in net interest income of $1.1 million over the same period in 2003 was primarily the result of increased volume.  Management believes that the current level of interest rates are significantly driven by external factors and that the net interest margin could continue to compress if interest rates overall continue to increase at a slow pace and the Company continues to grow.

As the Company grows, the additional leveraging of capital increases the percentage of interest-bearing liabilities used to fund the asset growth and will tend to push the net interest margin lower.  If interest rates continue to increase at a measured pace, net interest income can be increased by growth in interest-bearing liabilities and interest-earning assets.  Management expects a continued modest rise in interest rates in the short term.  Therefore, continuing the effort to optimize the asset mix which seeks to neutralize the net interest margin impact associated with a changing rate environment and adding volume to the balance sheet should enable the Company to increase net interest income and the return on equity in the future.

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

During 2004, property tax bills were again delayed.  Both the May and September 2004 tax bills were mailed in October 2004, which resulted in the receipt of all property tax dollars for 2004 being collected in November 2004 and paid to the municipalities in December 2004 and January 2005.  In anticipation of the influx of deposits in the fourth quarter, management developed a plan to make the necessary balance sheet allocations to help minimize the impact to the net interest margin in the first quarter of 2005.

The events described above impacted the Company’s net interest margin negatively during the first quarter of 2004 due to the lower spread on the short-term assets while the Company held the funds and from the temporarily inflated cash and cash equivalent balances that increased the average interest earning asset balance for the period.  The excess cash and cash equivalent balances were invested in available for sale securities and loans along with the use of additional deposit funding during the second, third, and fourth quarters.  The Company’s net interest margin returned to more normal levels but began to drop slightly in the fourth quarter due to more cash in the asset mix again. The net interest margins for each of the three-month periods ending March 31, 2004, June 30, 2004, September 30, 2004, and December 31, 2004 were 2.96%, 3.18%, 3.18%, and 3.03%.

As discussed above, the lower margin for the year ended December 31, 2004, was significantly impacted by the increase in cash and cash equivalents from the municipal funds deposited at the beginning and end of 2004.  The year ended December 31, 2004 demonstrated that the margin did rebound from the lower level during the first three months of 2004, due partially to the asset mix variance.  Management believes that the timing of the funding received from their municipal client will be more evenly balanced in 2005 as the governing bodies have indicated that property tax collection should take place both in July and December of 2005.

Provision for Loan Losses.  Provisions to the allowance for loan losses during the year ending December 31, 2004 totaled $261,000, a decrease from $327,000 expensed in 2003.  The provision expensed for the year ended 2004 was slightly lower than the provision expensed in 2003 even with the loan volume being greater in 2004.  The decrease in provision expense was the result of management’s Loan Loss Reserve Analysis ("Reserve Analysis") determining that the amount of allowance for loan loss required for the loan portfolio should decrease as a percentage of gross loans.  The Reserve Analysis along with other relevant allowance for loan loss details is included in the Critical Account Policy located in this documents.  The allowance for loan losses as a percentage of total loans outstanding as of December 31, 2004 was 1.27% compared to 1.47% at December 31, 2003.  If the Company’s continued loss experience is similar to the past and the local economy remains stable, it is expected that the Reserve Analysis will continue to require a smaller allowance for loan loss as a percentage of total loans outstanding.  Depending on the results of the Reserve Analysis and the pace of loan growth in the future, the provision to the allowance for loan loss required may continue to decline.

The Bank has not experienced any charge-offs from loans receivable since inception.  At December 31, 2004, no portion of the allowance for loan losses was allocated to impaired loan balances, as there were no loans considered impaired.  Management believes the allowance for loan losses at December 31, 2004 was adequate to absorb losses in the loan portfolio, including probable incurred losses due to the current state of the economy.  However, there can be no assurance that future losses will not exceed the estimated amounts or that the Bank will not be required to make additional provision for losses in the future.

Non-interest Income.  Non-interest income remained primarily the same at $729,000 for the year ending 2004 compared to $733,000 in 2003.  Service charges on deposit accounts increased only slightly during the period as more clients maintained higher average balances in their demand deposit accounts to pay for service charges.  Due to the Company’s operating philosophy, which includes a general aversion to excessive service charges on deposit accounts, significant changes in service charges would not be expected except as a result of continued growth in deposit relationships.

Gain on sale of securities in 2004 was $106,000 compared to $236,000 in 2003.  The Company’s primarily sells securities for liquidity purposes that may result in security gains or losses.  Except for liquidity needs, the Company’s intent is to hold their investment securities to maturity.

The purchase of bank owned life insurance added $72,000 of non-interest income in 2004.  Management anticipates that non-interest income will increase in 2005 primarily from the increased cash surrender value for the entire year of the bank owned life insurance recorded as non-interest income.

Non-interest Expense.  The main components of non-interest expense were salaries and employee benefits, occupancy and equipment, professional fees, and data processing.  Non-interest expense for the year ended December 31, 2004 was $6.2 million as compared to $5.9 million in 2003, an increase of $363,000 or 6.2%.  While overhead continues to increase in order to support its larger client base and overall size, management continues to be focused on controlling these expenses without impairing the quality of service provided to clients or the ability to grow the Company.

Salaries and employee benefits, which were the largest component of non-interest expense, experienced the most significant dollar changes of any non-interest expense component.  For the year ended December 31, 2004, total salaries and employee benefits were $4.3 million compared to $4.0 million in 2003.  The increase in employee salaries and benefits for the year was the result of merit increases and the hiring of nine new employees since December 31, 2003.  Some additional hiring is expected during 2005 to continue to meet the needs of the Company as it grows.

Occupancy and equipment, professional fees, data processing and other expense did not have any significant changes during the year ended December 31, 2004 as compared to 2003.  Monitoring and controlling non-interest costs, while at the same time providing high quality service to clients, is one of management’s top priorities.  Management does anticipate that in 2005 these costs will increase as the result of growth and the expansion into Elkhart, Indiana, however, these costs will be carefully monitored and are not expected to have a significant impact on net income.

Income Taxes.  Income tax expense was $1.3 million during 2004 compared to $1.0 million in 2003.  The effective tax rates were 34.7% and 36.4% for the year ended December 31, 2004 and 2003. The decrease in the effective tax rate for the year ended December 31, 2004 was the result an increase in the tax exempt interest income from additional purchases of municipal securities, tax exempt non-interest income from the bank owned life insurance, and the transfer of a portion of the investment securities portfolio to the Bank’s Delaware investment subsidiary reducing the state tax liability from the interest income received at the subsidiary.  Management anticipates that the impact of these various tax planning strategies put into place during 2004 will have a continued impact in lowing the effective tax rate during 2005.

2003 Compared with 2002

Overview.  Consolidated net income for the year ended December 31, 2003 was $1.8 million as compared to $1.7 million for 2002, for an increase of $142,000 or 8.4 % over 2002.  Income per common share for 2003 increased to $1.08 basic and $1.05 diluted from a $1.00 basic and $.98 diluted income per common share for 2002.  The increase in net income in 2003 compared to the prior year was comprised of an increase in net interest income after provision for loan losses of $1.5 million offset by a decrease in non-interest income of $133,000 and also reduced by an increase in non-interest expense of $1.1 million.  Income tax expense was $1.0 million in both 2003 and 2002.

Net Interest Income.  Net interest income during 2003 was $8.3 million, an increase of 13.7% over the $7.3 million earned during 2002.  Yields on the Bank’s interest-earning assets declined by 60 basis points to 5.03% for the year ended December 31, 2003, from 5.63% for the year ended December 31, 2002.  Rates paid on interest-bearing liabilities dropped by 59 basis points during this same period.  The similar basis point decrease on interest-earning assets and interest-bearing liabilities allowed the Bank’s net interest spread to decline by only one basis point from 3.02% in 2002 to 3.01% in 2003.  Management’s ability to manage the yields on assets and the rates paid on liabilities during 2003 contributed to the net interest margin decreasing by only five basis points from 3.35% for 2002 to 3.30% for 2003.  The slightly larger decrease in the net interest margin of five basis points compared to the one basis point decrease in the net interest spread was due to the volume and mix of assets and liabilities.  The increased volume in interest-earning assets can generate more net interest income during a period despite the decreasing yields, as long as the volume variance is greater than the negative rate variance.  However, the additional leveraging of capital, which increases the percentage of interest-bearing liabilities used to fund the asset growth, will push the net interest margin lower.  In 2003, the increase in net interest income of $1.1 million was the result of increased volume.

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

Salaries and employee benefits, which are the largest component of non-interest expense, experienced the most significant dollar increase of any non-interest expense component.  For 2003, total salaries and employee benefits were $4.0 million compared to $3.1 million for 2002.  The increase in employee salaries and benefits was a result of merit increases and hiring additional sales staff in order to continue to grow the business as well as providing high quality client service.  In addition, salaries and employee benefits included severance expense and expense related to the accelerated vesting of stock options of $341,000 from the departure of two officers from the Company.  Of this amount, approximately $80,000 was a non-cash charge to the income statement for the accelerated vesting of stock options for the severed employees.  Also during 2003 and consistent with its previous announcement of it’s adoption of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company began expensing the fair value of stock option awards earned during the year.  The amount for this new expense was $67,000 in 2003.  There was no direct income statement impact for this activity in prior periods.  Please refer to Note 8 in the Notes to Consolidated Financial Statements for more details.

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

Liquidity

The Bank’s liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans and securities and net profits.  These monies can be used to fund loan requests, meet deposit withdrawals, maintain reserve requirements, and support operations.  Liquidity is primarily achieved through the growth of deposits (both local and out-of-area) and by maintaining liquid assets such as securities available for sale, matured securities, and federal funds sold.  Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that manages interest rate risk and assists in achieving an acceptable level of profitability.  An important part of the overall asset and liability management process is providing adequate liquidity.  Liquid assets were $103.6 million at December 31, 2004 compared to $59.6 million at December 31, 2003 and $59.5 million at December 31, 2002.

The Bank’s liquidity strategy is to fund loan growth with deposits, repurchase agreements, and FHLB advances and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity.  Although deposit and repurchase agreement growth from depositors located in the market area have consistently increased, the growth has not been sufficient at times to meet the substantial loan growth and provide monies for additional investing activities.  To assist in providing the additional needed funds, the Bank has obtained certificates of deposit from customers outside of the market area and placed by deposit brokers for a fee, as well as certificates of deposit obtained from the deposit owners directly.  As of December 31, 2004, brokered deposits totaled $50.7 million, or 15.7% of combined deposits and repurchase agreements, compared to $20.1 million, or 9.4% of combined deposits and repurchase agreements, as of December 31, 2003.  The acceptance of brokered deposits is expected to be an ongoing activity due to planned future growth and managing a consistent level of deposits.

The Bank has the ability to borrow money on a daily basis through correspondent banks via established federal funds purchased lines; however, this is viewed as only a secondary and temporary source of funds.  The average balance of federal funds sold during 2004 equaled $3.6 million, compared to $12.1 million average balance of federal funds purchased.

As a member of the FHLB, the Bank has access to the FHLB's borrowing programs.  Based on available collateral at February 28, 2005, the Bank could borrow up to approximately $72.4 million subject to the purchase of additional stock in the FHLB.  As of December 31, 2004, $41.7 million in FHLB advances was outstanding.  The availability could continue to increase if the loan and investment portfolios grow in the future.

In addition to typical loan funding and deposit flows, the Bank must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit.  As of December 31, 2004, there were a total of $104.1 million in unfunded loan commitments and $2.9 million in unfunded standby letters of credit.  Fluctuations in loan balances and commitment levels are monitored, with such data being used in managing overall liquidity.

The statements of cash flows for the periods presented provide an indication of the Company’s sources and uses of cash as well as an indication of its ability to maintain an adequate level of liquidity.  A discussion of the statements of cash flows for 2003, 2002, and 2001 follows.

During all periods presented, the Company experienced a net increase in cash from operating activities.  Net cash from operating activities was $2.9 million during 2004 compared to $2.5 million during 2003 and $2.6 million during 2002.  The increase in cash from operating activities was primarily a result of the Company’s ability to generate net income of $2.4 million in 2004, $1.8 million in 2003 and $1.7 million in 2002.

For 2004, 2003, and 2002, the Company experienced a net decrease in net cash from investing activities.  Net cash from investing activities was $(100.3) million, $(20.7) million and $(38.3) million for 2004, 2003, and 2002.  The changes in net cash from investing activities include purchases, sales, maturities, and calls of securities available for sale, growth in loans receivable and purchases of premises and equipment.

Net cash flow from financing activities was $107.3 million, $32.7 million, and $36.6 million for 2004, 2003, and 2002.  In 2004, the increase was primarily attributable to the growth in deposits of $105.4 million, an increase of $3.8 million in securities sold under the agreement to repurchase, and an increase in federal funds purchased of $2.8 million offset by a decrease in net FHLB advances of $4.8 million.  In 2003, the increase was primarily attributable to the growth in deposits of $29.6 million, net FHLB advances of $3.5 million, and subordinated debentures of $3.0 million offset by a decrease of $3.8 million for securities sold under the agreement to repurchase.  In 2002, the increase was primarily attributable to the growth in total deposits of $24.4 million and net FHLB advances of $12.5 million.

Contractual Obligations

Payments Due by Period

(Dollars in Thousands)

Less than

1 to 3

4 to 5

After 5

Total

1 year

years

years

years

Certificate of deposit

$

94,519

$

70,667

$

23,852

$

-

$

-

FHLB advances

41,740

9,740

11,500

2,000

18,500

Subordinated debentures

3,000

-

-

-

3,000

Total contractual cash

obligations

$

139,259

$

80,407

$

35,352

$

2,000

$

21,500

The long-term debt obligations consist of certificates of deposit, advances from the FHLB, and subordinated debentures.  The above schedule represents principal payments only and does not include interest.

Capital Resources

Retained earnings at December 31, 2004 was $7.2 million compared to $5.0 million at December 31, 2003.  The increase in retained earnings was due to the Company’s net income of $2.4 million for 2004 offset slightly by cash dividends paid of $278,000.

Accumulated other comprehensive income, net of tax from net unrealized loss on securities available for sale, was $87,000 as of December 31, 2004 as compared to $199,000 net unrealized gain on securities available for sale as of December 31, 2003.  The decline since December 31, 2003 was primarily attributable to the overall interest rate environment during the year.

Total shareholders’ equity was $26.5 million as of December 31, 2004, an increase of $2.3 million from $24.2 million as of December 31, 2003.  The increase resulted from the increase in the net income for the year as well as the proceeds from the issuance of common stock upon the exercise of stock options decreased by the cash dividends paid by the Company.

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

The components of total risk-based capital are Tier 1 capital and Tier 2 capital.  Tier 1 capital is total shareholders’ equity less intangible assets.  Tier 2 capital is Tier 1 capital plus a portion of the allowance for loan losses.  The allowance for loan losses is includable in Tier 2 capital up to a maximum of 1.25% of risk-weighted assets.  The net unrealized appreciation (depreciation) on securities available for sale, net of tax, is not considered in meeting regulatory capital requirements.  The tables in Note 12 of the notes to consolidated financial statements provide the minimum regulatory capital requirements and the actual capital ratios at December 31, 2004 and 2003.

As of December 31, 2004, management was not aware of any current recommendations by the banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company’s liquidity, capital resources or operations.

On March 17, 2005, the Company issued an additional $5.0 million of trust preferred securities to help ensure that the Company and the Bank are well capitalized.  The Company and Bank are committed to maintaining a “Well Capitalized” position, therefore, due to the asset growth of the Company during 2004 and anticipated future growth, these trust preferred securities will be needed to help meet the capital needs.

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

Evaluating the exposure to changes in interest rates includes assessing both the adequacy of the process used to control interest rate risk and the quantitative level of exposure.  The Bank’s interest rate risk management process seeks to ensure that appropriate policies, procedures, management, information systems and internal controls are in place to maintain interest rate risk at prudent levels with consistency and continuity.  In evaluating the quantitative level of interest rate risk, management assesses the existing and potential future effects of changes in interest rates on the Company’s financial condition, including capital adequacy, earnings, liquidity, and asset quality.

Management uses three interest rate risk measurement techniques.  The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest sensitive assets and liabilities that will be refinanced or re-priced during a given time period.  A significant re-pricing gap could result in a negative impact to the Bank’s net interest margin during periods of changing market interest rates.

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

Management conducted multiple simulations as of December 31, 2004, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred.  Results of the simulation suggest that the Bank could expect net interest income to increase by approximately $1,000, if interest rates gradually decline by 100 basis points over the next twelve months, and to decrease approximately $3,000, if interest rates gradually increase 100 basis points over the next twelve months, from forecast levels of net interest income absent any changes in rates.  These variances in net interest income were within the Bank’s policy parameters established to manage interest rate risk.  Other simulations are run quarterly looking at changes to net interest income given 200 and 300 basis point changes in interest rates.

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

Results of the economic value of equity analysis done as of December 31, 2004, suggest that the Bank could expect the value of its equity to increase 0.23% and 0.10%, if there was an immediate interest rate shift upward of 100 and 200 basis points and to decrease 1.53% and 4.93%, if there was an immediate interest rate shift downward of 100 and 200 basis points.  Management believes the different scenarios indicate a financial services organization that has relatively low overall interest rate risk.

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

ITEM 7A.

QUANTITATIVE AND QUANTATIVE DISCLOSURES ABOUT MARKET RISK

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates at December 31, 2004 and 2003.  For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities.  For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based upon the Company's historical experience, management's judgment, and statistical analysis concerning their most likely withdrawal behaviors.  The current historical interest rates for core deposits are assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known.  Weighted-average variable rates are based upon contractual rates existing at the reporting date.

MARKET RISK DISCLOSURE AT DECEMBER 31, 2004

(Dollars in thousands)

Fair Value

2005

2006

2007

2008

2009

Thereafter

Total

12/31/04

RATE-SENSITIVE ASSETS

Variable interest rate loans

$

11,169

$

4,928

$

18,125

$

26,279

$

21,781

$

28,771

$

111,053

$

110,725

Average interest rate

5.16%

6.05%

6.37%

5.31%

6.02%

5.61%

5.72%

Fixed interest rate loans

51,625

7,152

15,569

5,965

10,214

76,843

167,368

167,378

Average interest rate

5.31%

5.37%

5.12%

5.09%

5.06%

5.01%

5.13%

Fixed interest rate securities

-

215

2,714

16,228

19,458

19,615

58,230

58,230

Average interest rate

-%

1.75%

3.28%

3.49%

4.07%

4.31%

3.95%

Other variable rate assets

10,635

-

-

-

-

-

10,635

10,635

Average interest rate

3.09%

-%

-%

-%

-%

-%

3.09%

RATE-SENSITIVE LIABILITIES

Variable interest rate deposits

-

-

-

-

-

161,953

161,953

160,519

Average interest rate

-%

-%

-%

-%

-%

1.93%

1.93%

Fixed interest rate deposits

70,667

21,113

2,631

53

55

-

94,519

94,816

Average interest rate

2.22%

2.93%

4.80%

3.17%

3.17%

-%

2.45%

Variable interest rate borrowings

13,107

-

-

-

-

3,000

16,107

16,107

Average interest rate

.84%

-%

-%

-%

-%

4.80%

1.58%

Fixed interest rate borrowings

9,740

7,000

4,500

2,000

-

18,500

41,740

43,193

Average interest rate

4.16%

3.48%

4.06%

4.99%

-%

5.31%

4.59%

MARKET RISK DISCLOSURE AT DECEMBER 31, 2003

(Dollars in thousands)

Fair Value

2004

2005

2006

2007

2008

Thereafter

Total

12/31/03

RATE-SENSITIVE ASSETS

Variable interest rate loans

$

51,454

$

6,054

$

908

$

9,918

$

4,666

$

61,044

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2004.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information listed under the caption “Election of Directors” in the Proxy Statement for the 2005 annual meeting of stockholders furnished to the Securities Exchange Commission is incorporated by reference.

Other Executive Officers

Amy Kuhar Mauro (47) joined St. Joseph Capital Corporation in August of 1998.  Ms. Mauro has extensive experience in commercial lending specializing in construction, contractors, manufacturing, and low income housing tax credit transactions.  Currently Ms. Mauro is an Executive Vice President and the Chief Credit Officer of the Company.  Ms. Mauro is a certified public accountant.

Alex P. Strati, Jr. (40) joined St. Joseph Capital Corporation in August of 1997.  Mr. Strati has extensive experience in corporate banking.  Currently Mr. Strati is an Executive Vice President and the Chief Commercial Banking Officer of the Company.

Mark E. Secor (38) joined St. Joseph Capital Corporation in January or 2004.  Mr. Secor Mr. Secor was previously with Crowe Chizek and Company LLC in South Bend, Indiana, as an Audit Engagement Senior Manager for their Financial Services Group.  He has extensive experience working with financial institutions.  Currently Mr. Secor is a Senior Vice President and the Chief Financial Officer of the Company.  Mr. Secor is a certified public accountant.

ITEM 11.

EXECUTIVE COMPENSATION.

The information presented under the captions “Executive Officer Compensation and Director Fees” in the Proxy Statement for the 2005 annual meeting of stockholders furnished to the Securities Exchange Commission is incorporated by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below sets forth the following information as of December 31, 2004 for St. Joseph Capital Corporation 1996 Stock Incentive Plan:

(a)

the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)

the weighted-average exercise price of such outstanding options, warrants and rights; and

(c)

other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	269,906	$16.00	88,214
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	269,906	$16.00	88,214

The information presented under the caption “Stock Ownership of Certain Beneficial Owners” in the Proxy Statement for the 2005 annual meeting of stockholders furnished to the Securities Exchange Commission is incorporated by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information listed under the caption “Transactions With Management” in the Proxy Statement for the 2005 annual meeting of stockholders furnished to the Securities Exchange Commission is incorporated by reference.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information listed under the caption “Independent Auditors” in the Proxy Statement for the 2005 annual meeting of stockholders furnished to the Securities Exchange Commission is incorporated by reference.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

A.

The following documents are filed as part of this report:

Financial Statements

The financial statements are included as Exhibit 99.1 and filed herewith.

Exhibits

See exhibit index below.

ST. JOSEPH CAPITAL CORPORATION

EXHIBIT INDEX

Exhibit No.	Description of Exhibits	Incorporated by Reference
3.1	Certificate of Incorporation, as amended, of St. Joseph Capital Corporation	*
3.2	Bylaws of St. Joseph Capital Corporation	*
4.1	Specimen Common Stock Certificate of St. Joseph Capital Corporation (See also Articles IV, VI, VII, VIII, XI and XII of Exhibit 3.1 and Articles III, IX, X, XI and XII of Exhibit 3.2)	*
10.1	St. Joseph Capital Corporation 1996 Stock Incentive Plan	*****
10.2	Stock Option Agreement between St. Joseph Capital Corporation and John W. Rosenthal, dated June 11, 1996	*
10.3	Employment Agreement between St. Joseph Capital and John W. Rosenthal, dated March 18, 1996	*
10.4	Amendment to the Employment Agreement between St. Joseph Capital Corporation and John W. Rosenthal, dated March 18, 1996	***
10.5	St. Joseph Capital Bank 401(k) Plan	**
10.6	Amendment to the Employment Agreement between St. Joseph Capital Corporation and John W. Rosenthal, dated October 1, 2002	****
10.7	Employment Agreement between St. Joseph Capital Corporation and Alex P. Strati, Jr., dated October 1, 2002	46
10.8	Director Fees	56
21.1	Subsidiary of St. Joseph Capital Corporation	57
23.1	Consent of Plante & Moran, PLLC	58
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	59
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	60
32.1	Section 1350 Certification of Chief Executive Officer	61
32.2	Section 1350 Certification of Chief Financial Officer	62
99.1	Financial Statements and Related Notes	63

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

#

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2005.

ST. JOSEPH CAPITAL CORPORATION

By:

/s/ John W. Rosenthal

John W. Rosenthal, Chief Executive Officer

and Chairman of the Board

By:

/s/ Mark E. Secor

Mark E. Secor, Chief Financial Officer

and Secretary of the Board

#

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities noted below and on March 28, 2005.

#

Signature	Title
/s/ John W. Rosenthal John W. Rosenthal	President, Chief Executive Officer and Chairman of the Board
/s/ John Affleck-Graves John Affleck-Graves	Director
/s/ Brian R. Brady Brian R. Brady	Director
/s/ Anna Reilly Cullinan Anna Reilly Cullinan	Director
/s/ David A. Eckrich David A. Eckrich	Director
/s/ Jeffrey V. Hammes Jeffrey V. Hammes	Director
/s/ Michael R. Leep, Sr. Michael R. Leep, Sr.	Director
/s/ Todd B. Martin Todd B. Martin	Director
/s/ Jack K. Matthys Jack K. Matthys	Director
/s/ Arthur H. McElwee, Jr. Arthur H. McElwee, Jr.	Director
/s/ Myron C. Noble Myron C. Noble	Director
/s/ Ben F. Ziolkowski Ben F. Ziolkowski	Director

#

Exhibit 10.7

ALEX P. STRATI
EMPLOYMENT AGREEMENT

THIS EMPLOYMENT AGREEMENT (this “Agreement”) is made and entered into as of October 1, 2002 (the “Effective Date”) by and between ST. JOSEPH CAPITAL CORPORATION, a Delaware corporation (the “Employer”), and ALEX P. STRATI (the “Officer”).

RECITALS

A.

The Employer wishes to continue to employ the Officer as the Senior Vice President, Corporate & Institutional Banking of St. Joseph Capital Bank, the Employer’s subsidiary Indiana state bank (the “Bank”), for a specified term and the Officer is willing to continue such employment upon the terms and conditions hereinafter set forth.

B.

The Employer owns all of the issued and outstanding capital stock of the Bank.

C.

The Employer recognizes that circumstances may arise in which a change of control of the Employer through acquisition or otherwise may occur thereby causing uncertainty of employment without regard to the competence or past contributions of the Officer which uncertainty may result in the loss of valuable services of the Officer and the Employer and the Officer wish to provide reasonable security to the Officer against changes in the employment relationship in the event of any such change of control.

NOW, THEREFORE, in consideration of the premises and of the covenants and agreements hereinafter contained, it is covenanted and agreed by and between the parties hereto as follows:

AGREEMENTS

Section 1.

Position and Duties.  The Employer hereby employs the Officer as the Senior Vice President, Corporate & Institutional Banking of the Bank or in such other senior Officer capacity or capacities as shall be mutually agreed between the Employer and the Officer.  During the period of the Officer’s employment hereunder, the Officer shall devote his best efforts and full business time, energy, skills and attention to the business and affairs of the Employer.  The Officer’s duties and authority shall consist of and include all duties and authority customarily performed and held by persons holding equivalent positions with business organizations similar in nature and size to the Employer, as such duties and authority are reasonably defined, modified and delegated from time to time by the Board of Directors of the Employer (the “Board”). The Officer shall have the powers necessary to perform the duties assigned to him and shall be provided such supporting services, staff, secretarial and other assistance, office space and accoutrements as shall be reasonably necessary and appropriate in the light of such assigned duties.

Section 2.

Compensation.  As compensation for the services to be provided by the Officer hereunder, the Officer shall receive the following compensation, expense reimbursement and other benefits:

(a)

Base Compensation.  The Officer shall receive an aggregate annual minimum base salary at the rate of Ninety Nine Thousand Dollars ($99,000) payable in installments in accordance with the regular payroll schedule of the Employer.  Such base salary shall be subject to review annually commencing in 2003 and shall be maintained or increased during the term of this Agreement in accordance with the Employer’s established management compensation policies and plans.

(b)

Reimbursement of Expenses.  The Officer shall be reimbursed, upon submission of appropriate vouchers and supporting documentation, for all travel, entertainment and other out-of-pocket expenses reasonably and necessarily incurred by the Officer in the performance of his duties hereunder and shall be entitled to attend seminars, conferences and meetings relating to the business of the Employer consistent with the Employer’s established policies in that regard.

(c)

Other Benefits.  The Officer shall be entitled to all benefits specifically established for him and, when and to the extent he is eligible therefor, to participate in all plans and benefits generally accorded to senior Officers of the Employer, including, but not limited to, pension, profit-sharing, supplemental retirement, incentive compensation, bonus, disability income, split-dollar life insurance, group life medical and hospitalization insurance, and similar or comparable plans, and also to perquisites extended to similarly situated senior Officers, provided, however, that such plans, benefits and perquisites shall be no less than those made available to all other employees of the Employer.

(d)

Vacations.  The Officer shall be entitled to an annual vacation in accordance with the vacation policy of the Employer which vacation shall be taken at a time or times mutually agreeable to the Employer and the Officer; provided, however, that the Officer shall be entitled to at least twenty (20) days of paid vacation annually.

(e)

Withholding.  The Employer shall be entitled to withhold from amounts payable to the Officer hereunder, any federal, state or local withholding or other taxes or charges which it is from time to time required to withhold.  The Employer shall be entitled to rely upon the opinion of its legal counsel with regard to any question concerning the amount or requirement of any such withholding.

Section 3.

Confidentiality and Loyalty.  The Officer acknowledges that during the course of his employment he may produce and have access to material, records, data, trade secrets and information not generally available to the public regarding the Employer and its Affiliates (collectively, “Confidential Information”).  Accordingly, during and subsequent to termination of this Agreement, the Officer shall hold in confidence and not directly or indirectly disclose, use, copy or make lists of any such Confidential Information, except to the extent that such information is or thereafter becomes lawfully available from public sources, or such disclosure is authorized in writing by the Employer required by a law or any competent administrative agency or judicial authority, or otherwise as reasonably necessary or appropriate in connection with the performance by the Officer of his duties hereunder.  All records, files, documents and other materials or copies thereof relating to the business of the Employer and its Affiliates which the Officer shall prepare or use, shall be and remain the sole property of the Employer, shall not be removed from the premises of the Employer or its Affiliates, as the case may be, without the written consent of the Employer’s President, except as reasonably necessary or appropriate in connection with the performance by the Officer of his duties hereunder, and shall be promptly returned to the Employer upon termination of the Officer’s employment hereunder.  The Officer agrees to abide by the reasonable policies of the Employer, as in effect from time to time, respecting avoidance of interests conflicting with those of the Employer and its Affiliates.  For purposes of this Agreement, “Affiliate” means with respect to a specified entity, any individual or entity that directly or indirectly controls, is directly or indirectly controlled by, or is directly or indirectly under common control with such specified entity, including, but not limited to, the Bank.

Section 4.

Term and Termination.

(a)

Term.  The Officer’s employment hereunder shall be for a term of one (1) year commencing on the Effective Date and shall automatically extend for one (1) additional year on each subsequent anniversary of the Effective Date, unless terminated by either party effective as of the last day of the then current one-year period by written notice to that effect delivered to the other not less than thirty (30) days prior to the anniversary of such Effective Date.

(b)

Termination Without Cause.  Either the Employer or the Officer may terminate this Agreement and the Officer’s employment hereunder for any reason by delivering written notice of termination to the other party no less than thirty (30) days before the effective date of termination, which date will be specified in the notice of termination.  If the Officer voluntarily terminates his employment under this Agreement other than pursuant to Section 4(d) (Constructive Discharge) or Section 4(h) (Termination Upon Change of Control), then the Employer shall only be required to pay the Officer such base salary as shall have accrued through the effective date of such to termination and none of the Employer or any of its Affiliates (including the Bank) shall have any further obligations to the Officer.

(c)

Premature Termination.

(i)

In the event of the termination of this Agreement by the Employer prior to the last day of the then current term for any reason other than a termination in accordance with the provisions of Section 4(e) (Termination for Cause), then notwithstanding any mitigation of damages by the Officer, the Employer shall pay the Officer the sum of (A) the amount of the Officer’s annual base salary then payable to the Officer; plus (B) the value of any bonus or incentive payments the Officer would have received had he remained employed (based upon the aggregate bonus and/or incentive payment the Officer received during the Employer’s most recently ended fiscal year); plus (C) the amount of the contributions that would have been made or credited by the Employer under all employee retirement plans for the benefit of the Officer (based upon the aggregate contributions made or credited by the Employer under all employee retirement plans for the benefit of the Officer for the most recently ended fiscal year of the Employer).  In addition, the Employer shall continue to provide coverage for the Officer under any health, life and disability insurance programs maintained by the Employer, for twelve (12) months; provided, however, that the continued payment of these amounts by the Employer shall not offset or diminish any compensation or benefits accrued as of the date of termination.

(ii)

Payment to the Officer will be made on a monthly basis over the twelve (12) month period immediately following the Officer’s termination of employment.  At the election of the Employer, payments may be made in a lump sum.  Such payments shall not be reduced in the event the Officer obtains other employment following the termination of employment by the Employer.

(iii)

If the Employer is not in compliance with its minimum capital requirements or if the payments required under subsection (i) above would cause the Employer’s capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as the Employer is in capital compliance.

(d)

Constructive Discharge.  If at any time during the term of this Agreement, except in connection with a termination pursuant to Section 4(e) (Termination for Cause), the Officer is Constructively Discharged (as hereinafter defined), then the Officer shall have the right, by written notice given to the Employer not later than ninety (90) days after such Constructive Discharge, to terminate his services hereunder, effective as of thirty (30) days after the date of such notice, and the Officer shall have no rights or obligations under this Agreement other than as provided in this Section 4(d), Section 3 (Confidentiality and Loyalty) and Section 5 (Non-Competition Covenant).  In such event, the Officer shall be entitled to a lump sum payment of compensation and benefits and continuation of the health, life and disability insurance as if such termination of his employment were pursuant to Section 4(c) (Premature Termination), provided, however, that if the Officer is Constructively Discharged, after or in connection with, a Change of Control of the Employer, as provided in Section 4(h) (Termination Upon Change of Control), then the Officer shall be entitled to elect to receive the compensation provided for in Section 4(h) in lieu of the benefits provided for in this Section 4(d).

For purposes of this Agreement, the Officer shall be “Constructively Discharged” upon the occurrence of any one of the following events:

(i)

The Officer is not re-elected or is removed from the positions with the Employer set forth in Section 1 (Position and Duties) and Officer’s annual base salary is reduced; or

(ii)

The Officer shall fail to be vested by the Employer with the powers, authority and support services of any of said officers; or

(iii)

The Employer shall notify the Officer that the employment term of the Officer will not be extended or further extended, as set forth in Section 4(a) (Term); or

(iv)

The Employer changes the primary employment location of the Officer to a place that is more than fifty (50) miles from the primary employment location as of the Effective Date of this Agreement; or

(v)

The Employer otherwise commits a material breach of its obligations under this Agreement.

(e)

Termination for Cause.  This Agreement may be terminated for cause as hereinafter defined.  “Cause” shall mean: (i) the Officer’s death; (ii) the Officer’s Permanent Disability, which shall mean the Officer’s inability, as a result of physical or mental incapacity, substantially to perform his duties hereunder for a period of six (6) consecutive months; (iii) a material violation by the Officer of any applicable material law or regulation respecting the business of the Employer; (iv) the Officer being found guilty of a felony or an act of dishonesty in connection with the performance of his duties as an officer of the Employer, or which disqualifies the Officer from serving as an officer or director of the Employer; (v) the willful or negligent failure of the Officer to perform his duties hereunder in any material respect; or (vi) the Officer engages in one or more violations of Employer’s policies or procedures or directives of the Board and that have a material adverse effect on the Employer; or (vii) the Officer is removed or suspended from banking pursuant to Section 8(e) of the Federal Deposit Insurance Act, as amended (the “FDIA”), or any other applicable state or federal law.  The Officer shall be entitled to at least thirty (30) days’ prior written notice of the Employer’s intention to terminate his employment for any cause (except the Officer’s death) specifying the grounds for such termination, a reasonable opportunity to cure any conduct or act, if curable, alleged as grounds for such termination, and a reasonable opportunity to present to the Board his position regarding any dispute relating to the existence of such cause.  In the event of a dispute regarding the Officer’s Permanent Disability, each of the Officer and the Employer shall choose a physician who together will choose a third physician to make a final determination thereof.  Upon a termination of the Officer’s employment with the Employer for Cause, the Officer shall be entitled to receive from the Employer only such payments as are due and owing to the Officer as of the effective date of such termination.  If the Officer’s employment is terminated pursuant to this Section, then the Employer shall only be required to pay the Officer such base salary as shall have accrued through the effective date of such termination and neither the Employer nor any of its Affiliates shall have any further obligations to the Officer.

(f)

Payments Upon Death.  In the event payments are due and owing under this Agreement at the death of the Officer, payment shall be made to such beneficiary as the Officer may designate in writing, or failing such designation, to the executor of his estate, in full settlement and satisfaction of all claims and demands on behalf of the Officer.

(g)

Payments Prior to Permanent Disability.  The Officer shall be entitled to the compensation and benefits provided for under this Agreement for any period during the term of this Agreement and prior to the establishment of the Officer’s Disability during which the Officer is unable to work due to a physical or mental infirmity. Notwithstanding anything contained in this Agreement to the contrary, until the date specified in a notice of termination relating to the Officer’s Disability, the Officer shall be entitled to return to his positions with the Employer as set forth in this Agreement in which event no Disability of the Officer will be deemed to have occurred.

(h)

Termination Upon Change of Control.

(i)

In the event of a Change of Control (as defined below) of the Employer and the termination of the Officer’s employment under either A or B below, the Officer shall be entitled to receive in lieu of any other payments provided for in this Agreement a lump sum payment equal to one and a half (1.5) times the sum of:  (1) his base salary then payable; (2) the value of any bonus or incentive payments the Officer would have received had he remained employed (based upon the aggregate bonus and/or incentive payment the Officer received during the Employer’s most recently ended fiscal year); and (3) the value of the contributions that would have been made or credited by the Employer under all employee retirement plans for the benefit of the Officer (based upon the aggregate contributions made or credited by the Employer under all employee retirement plans for the benefit of the Officer for the most recently ended fiscal year of the Employer).  The Employer shall also continue to provide coverage for the Officer under any health, life and disability insurance programs for one (1) year following such termination.  Payments under this paragraph shall be subject to the limits of Section 4(h)(iii).  The following shall constitute termination of the Officer’s employment within the meaning of this Section 4(h):

A.

The Officer terminates his employment under this Agreement by a written notice to that effect delivered to the Board within the one (1) year period immediately following the Change of Control.

B.

This Agreement is terminated by the Employer or its successor within either the six (6) month period immediately preceding the Change of Control or the one (1) year period immediately following the Change of Control.

(ii)

For purposes of this Section, the term “Change of Control” shall mean the following:

A.

The consummation of the acquisition by any person (as such term is defined in Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended (the “1934 Act”)) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the 1934 Act) of thirty-three percent (33%) or more of the combined voting power of the then outstanding voting securities of the Employer; or

B.

The individuals who, as of the date of this Agreement, are members of the Board cease for any reason to constitute a majority of the Board, unless the election, or nomination for election by the stockholders, of any new director was approved by a vote of a majority of the Board, and such new director shall, for purposes of this Agreement, be considered as a member of the Board; or

C.

Approval by stockholders of:  (1) a merger or consolidation to which the Employer is a party if the stockholders immediately before such merger or consolidation do not, as a result of such merger or consolidation, own, directly or indirectly, more than sixty-seven percent (67%) of combined voting power of the then outstanding voting securities of the entity resulting from such merger or consolidation in substantially the same proportion as their ownership of the combined voting power of the Employer’s voting securities outstanding immediately before such merger or consolidation; or (2) a complete liquidation or dissolution or an agreement for the sale or other disposition of all or substantially all of the assets of the Employer.

Notwithstanding the foregoing, a Change of Control shall not be deemed to occur solely because fifty-one percent (51%) or more of the combined voting power of the Employer’s then outstanding securities is acquired by:  (1) a trustee or other fiduciary holding securities under one or more employee benefit plans maintained for employees of the entity; or (2) any corporation which, immediately prior to such acquisition, is owned directly or indirectly by the stockholders in the same proportion as their ownership of stock immediately prior to such acquisition.

(iii)

It is the intention of the Employer and the Officer that no portion of any payment under this Agreement, or payments to or for the benefit of the Officer under any other agreement or plan, be deemed to be an “Excess Parachute Payment” as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), or its successors.  It is agreed that the present value of and payments to or for the benefit of the Officer in the nature of compensation, receipt of which is contingent on the Change of Control of the Employer, and to which Section 280G of the Code applies (in the aggregate “Total Payments”) shall not exceed an amount equal to one dollar less than maximum amount which the Employer may pay without loss of deduction under Section 280G(a) of the Code.  Present value for purposes of this Agreement shall be calculated in accordance with Section 280G(d)(4) of the Code.  Within ninety (90) days following the earlier of (A) the giving of the notice of termination or (B) the giving of notice by the Employer to the Officer of its belief that there is a payment or benefit due the Officer which will result in an excess parachute payment as defined in Section 280G of the Code, the Officer and the Employer, at the Employer’s expense, shall obtain the opinion of such legal counsel and certified public accountants as the Officer may choose (notwithstanding the fact that such persons have acted or may also be acting as the legal counsel or certified public accountants for the Employer), which opinions need not be unqualified, which sets forth (A) the amount of the includable compensation of the Officer for the base period, as determined under Section 280G of the Code, (B) the present value of Total Payments and (C) the amount and present value of any excess parachute payments.  In the event that such opinions determine that there would be an excess parachute payment, the payment hereunder or any other payment determined by such counsel to be includable in Total Payments shall be modified, reduced or eliminated as specified by the Officer in writing delivered to the Employer within sixty (60) days of his receipt of such opinions or, if the Officer fails to so notify the Employer, then as the Employer shall reasonably determine, so that under the bases of calculation set forth in such opinions there will be no excess parachute payment.  The provisions of this subsection, including the calculations, notices and opinions provided for herein shall be based upon the conclusive presumption that (A) the compensation and benefits provided for in Section 2 (Compensation) and (B) any other compensation earned by the Officer pursuant to the Employer’s compensation programs which would have been paid in any event, are reasonable compensation for services rendered, even though the timing of such payment is triggered by the Change of Control; provided, however, that in the event such legal counsel so requests in connection with the opinion required by this subsection, the Officer and the Employer shall obtain, at the Employer’s expense, and the legal counsel may rely on in providing the opinion, the advice of a firm of recognized Officer compensation consultants as to the reasonableness of any item of compensation to be received by the Officer.  In the event that the provisions of Sections 280G and 4999 of the Code are repealed without succession, this subsection shall be of no further force or effect.

(i)

Regulatory Suspension and Termination.

(i)

If the Officer is suspended from office and/or temporarily prohibited from participating in the conduct of the Employer’s affairs by a notice served under Section 8(e)(3) (12 U.S.C. § 1818(e)(3)) or 8(g) (12 U.S.C. § 1818(g)) of the FDIA, the Employer’s obligations under this contract shall be suspended as of the date of service, unless stayed by appropriate proceedings.  If the charges in the notice are dismissed, the Employer may in its discretion (A) pay the Officer all or part of the compensation withheld while their contract obligations were suspended and (B) reinstate (in whole or in part) any of the obligations which were suspended.

(ii)

If the Officer is removed and/or permanently prohibited from participating in the conduct of the Employer’s affairs by an order issued under Section 8(e) (12 U.S.C. § 1818(e)) or 8(g) (12 U.S.C. § 1818(g)) of the FDIA, all obligations of the Employer under this contract shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

(iii)

If the Employer is in default as defined in Section 3(x) (12 U.S.C. § 1813(x)(1)) of the FDIA, all obligations of the Employer under this contract shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the contracting parties.

(iv)

All obligations of the Employer under this contract shall be terminated, except to the extent determined that continuation of the contract is necessary for the continued operation of the institution by the Federal Deposit Insurance Corporation (the “FDIC”), at the time the FDIC enters into an agreement to provide assistance to or on behalf of the Employer under the authority contained in Section 13(c) (12 U.S.C. § 1823(c)) of the FDIA, or when the Employer is determined by the FDIC to be in an unsafe or unsound condition.  Any rights of the parties that have already vested, however, shall not be affected by such action.

Section 5.

Non-Competition Covenant.

(a)

Restrictive Covenant.  The Employer and the Officer have jointly reviewed the customer lists and operations of the Employer and have agreed that the primary service area of the Employer’s lending and deposit taking functions in which the Employer has and will actively participate extends separately to an area which encompasses a fifty (50) mile radius from the main office of the Employer (the “Restrictive Area”).  Therefore, as an essential ingredient of and in consideration of this Agreement and the payment of the amounts described in Section 2 (Compensation), the Officer hereby agrees that, except with the express prior written consent of the Employer, for a period of one (1) year after the termination of the Officer’s employment with the Employer (the “Restrictive Period”), he will not directly or indirectly compete with the business of the Employer, including, but not by way of limitation, by directly or indirectly owning, managing, operating, controlling, financing, or by directly or indirectly serving as an employee, officer or director of or consultant to, or by soliciting or inducing, or attempting to solicit or induce, any employee or agent of the Employer to terminate employment with the Employer and become employed by any person, firm, partnership, corporation, trust or other entity which owns or operates, a bank, savings and loan association, credit union or similar financial institution (a “Financial Institution”) within the Restrictive Area (the “Restrictive Covenant”).  If the Officer violates the Restrictive Covenant and the Employer brings legal action for injunctive or other relief, the Employer shall not, as a result of the time involved in obtaining such relief, be deprived of the benefit of the full period of the Restrictive Covenant.  Accordingly, the Restrictive Covenant shall be deemed to have the duration specified in this Section 5(a) computed from the date the relief is granted but reduced by the time between the period when the Restrictive Period began to run and the date of the first violation of the Restrictive Covenant by the Officer.  In the event that a successor assumes and agrees to perform this Agreement, this Restrictive Covenant shall continue to apply only to the main office of the Employer as it existed immediately before such assumption and shall not apply to any of the successor’s other offices. The foregoing Restrictive Covenant shall not prohibit the Officer from owning directly or indirectly capital stock or similar securities which are listed on a securities exchange or quoted on the Nasdaq Stock Market which do not represent more than five percent (5%) of the outstanding capital stock of any Financial Institution.

(b)

Remedies for Breach of Restrictive Covenant.  The Officer acknowledges that the restrictions contained in Section 3 (Confidentiality and Loyalty) and Section 5(a) (Restrictive Covenant) of this Agreement are reasonable and necessary for the protection of the legitimate business interests of the Employer, that any violation of these restrictions would cause substantial injury to the Employer and such interests, that the Employer would not have entered into this Agreement with the Officer without receiving the additional consideration offered by the Officer in binding himself to these restrictions and that such restrictions were a material inducement to the Employer to enter into this Agreement. In the event of any violation or threatened violation of these restrictions, the Employer, in addition to and not in limitation of, any other rights, remedies or damages available to the Employer under this Agreement or otherwise at law or in equity, shall be entitled to preliminary and permanent injunctive relief to prevent or restrain any such violation by the Officer and any and all persons directly or indirectly acting for or with him, as the case may be.

Section 6.

Intercorporate Transfers.  If the Officer shall be voluntarily transferred to an affiliate of the Employer, such transfer shall not be deemed to terminate or modify this Agreement and the employing corporation to which the Officer shall have been transferred shall, for all purposes of this Agreement, be construed as standing in the same place and stead as the Employer as of the date of such transfer.  For purposes of this Agreement, an affiliate of the Employer shall mean any corporation directly or indirectly controlling, controlled by, or under common control with the Employer.

Section 7.

Interest in Assets.  Neither the Officer nor his estate shall acquire hereunder any rights in funds or assets of the Employer, otherwise than by and through the actual payment of amounts payable hereunder; nor shall the Officer or his estate have any power to transfer, assign, anticipate, hypothecate or otherwise encumber in advance any of said payments; nor shall any of such payments be subject to seizure for the payment of any debt, judgment, alimony, separate maintenance or be transferable by operation of law in the event of bankruptcy, insolvency or otherwise of the Officer.

Section 8.

Indemnification.

(a)

Insurance. The Employer shall provide the Officer (including his heirs, personal representatives, executors and administrators) for the term of this Agreement with coverage under a standard directors’ and officers’ liability insurance policy at its expense.

(b)

Hold Harmless.  In addition to the insurance coverage provided for in paragraph (a) of this Section, the Employer shall hold harmless and indemnify the Officer (and his heirs, executors and administrators) to the fullest extent permitted under applicable law against all expenses and liabilities reasonably incurred by him in connection with or arising out of any action, suit or proceeding in which he may be involved by reason of his having been an officer of the Employer (whether or not he continues to be an officer at the time of incurring such expenses or liabilities), such expenses and liabilities to include, but not be limited to, judgments, court costs and attorneys’ fees and the cost of reasonable settlements.

(c)

Advancement of Expenses.  In the event the Officer becomes a party, or is threatened to be made a party, to any action, suit or proceeding for which the Employer has agreed to provide insurance coverage or indemnification under this Section, the Employer shall, to the full extent permitted under applicable law, advance all expenses (including reasonable attorneys’ fees), judgments, fines and amounts paid in settlement (collectively “Expenses”) incurred by the Officer in connection with the investigation, defense, settlement, or appeal of any threatened, pending or completed action, suit or proceeding, subject to receipt by the Employer of a written undertaking from the Officer: (i) to reimburse the Employer for all Expenses actually paid by the Employer to or on behalf of the Officer in the event it shall be ultimately determined that the Officer is not entitled to indemnification by the Employer for such Expenses; and (ii) to assign to the Employer all rights of the Officer to indemnification, under any policy of directors’ and officers’ liability insurance or otherwise, to the extent of the amount of Expenses actually paid by the Employer to or on behalf of the Officer.

Section 9.

General Provisions.

(a)

Successors; Assignment. This Agreement shall be binding upon and inure to the benefit of the Officer, the Employer and his and its respective personal representatives, successors and assigns, and any successor or assign of the Employer shall be deemed the “Employer” hereunder.  The Employer shall require any successor to all or substantially all of the business and/or assets of the Employer, whether directly or indirectly, by purchase, merger, consolidation, acquisition of stock, or otherwise, by an agreement in form and substance satisfactory to the Officer, expressly to assume and agree to perform this Agreement in the same manner and to the same extent as the Employer would be required to perform if no such succession had taken place.

(b)

Entire Agreement; Modifications. This Agreement constitutes the entire agreement between the parties respecting the subject matter hereof, and supersedes all prior negotiations, undertakings, agreements and arrangements with respect thereto, whether written or oral.  Except as otherwise explicitly provided herein, this Agreement may not be amended or modified except by written agreement signed by the Officer and the Employer.

(c)

Enforcement and Governing Law.  The provisions of this Agreement shall be regarded as divisible and separate; if any of said provisions should be declared invalid or unenforceable by a court of competent jurisdiction, the validity and enforceability of the remaining provisions shall not be affected thereby.  This Agreement shall be construed and the legal relations of the parties hereto shall be determined in accordance with the laws of the State of Indiana without reference to the law regarding conflicts of law.

(d)

Arbitration.  Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the Officer within twenty-five (25) miles from the location of the main office of the Employer, in accordance with the rules of the American Arbitration Association then in effect.  Judgment may be entered on the arbitrator’s award in any court having jurisdiction; provided, however, that the Officer shall be entitled to seek specific performance of his right to be paid through the date of termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

(e)

Legal Fees.  All reasonable legal fees paid or incurred by the Officer pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the Employer if the Officer is successful on the merits pursuant to a legal judgment, arbitration or settlement.

(f)

Waiver.  No waiver by either party at any time of any breach by the other party of, or compliance with, any condition or provision of this Agreement to be performed by the other party, shall be deemed a waiver  of any similar or dissimilar provisions or conditions at the same time or any prior or subsequent time.

(g)

Notices.  Notices pursuant to this Agreement shall be in writing and shall be deemed given when received; and, if mailed, shall be mailed by United States registered or certified mail, return receipt requested, postage prepaid; and if to the Employer, addressed to the principal headquarters of the Employer, attention:  Chairman; or, if to the Officer, to the address set forth below the Officer’s signature on this Agreement, or to such other address as the party to be notified shall have given to the other.

IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

ST. JOSEPH CAPITAL CORPORATION By: /s/ John W. Rosenthal John W. Rosenthal Chief Executive Officer and Chairman of the Board	ALEX P. STRATI /s/ Alex P. Strati 51139 Creek Haven Drive Elkhart, IN

#

Exhibit 10.8

ST. JOSEPH CAPITAL CORPORATION

2004 Non-Employee Director Fees

The following table sets forth the compensation payable to each non-employee director of St. Joseph Capital Corporation (Company) for their service to the Company’s board of directors and committees.  Directors who are also employees of the Company receive no additional compensation for serving on the board of directors:

Annual retainer for serving on the board of directors

$

2,000

Annual retainer for the Audit Committee chairperson (1)

$

15,000

Annual retainer for the Corporate Governance and

Nominating Committee chairperson (1)

$

5,000

Annual retainer for the Human Resource Committee chairperson (1)

$

7,500

Meeting fee per board meeting, Audit Committee, Corporate

Governance and Nominating Committee, and Human Resource

Committee attended

$

750

Meeting fee per Investment Committee and Director Loan Policy

Committee attended

$

500

(1) Committee chairpersons that receive an annual retainer do not receive the meeting fee for their attendance.

#

Exhibit 21.1

SUBSIDIARIES OF ST. JOSEPH CAPITAL CORPORATION

1.

St. Joseph Capital Bank, an Indiana state bank with its main office located in Mishawaka, Indiana (St. Joseph Capital Corporation owns 100% of the common stock)

2.

Riverfront Partners LLC, an Indiana limited liability corporation (St. Joseph Capital Corporation owns 49% of the interests)

3.

St. Joseph Capital Holdings, Inc., a Delaware corporation (St. Joseph Capital Bank owns 100% of the common stock)

4.

St. Joseph Capital Trust I (St. Joseph Capital Corporation owns 100% of the common securities of the trust)

5.

St. Joseph Capital Trust II (St. Joseph Capital Corporation owns 100% of the common securities of the trust)

#

Exhibit 23.1

CONSENT OF INDEPENDENT AUDITOR

We hereby consent to the incorporation by reference in the Registration Statement of St. Joseph Capital Corporation on Form S-8 (Registration No. 333-109859) of our report dated February 23, 2005 on the consolidated financial statements of St. Joseph Capital Corporation, which report is included in the 2004 Annual Report on Form 10-K of St. Joseph Capital Corporation.

/s/ Plante & Moran, PLLC

Plante & Moran, PLLC

March 28, 2005

Kalamazoo, Michigan

#

Exhibit 31.1

I, John W. Rosenthal, certify that:

1.

I have reviewed this annual report on Form 10-K of St. Joseph Capital Corporation;

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

Date:

March 28, 2005

/s/ John W. Rosenthal

John W. Rosenthal

President and Chief Executive Officer

#

Exhibit 31.2

I, Mark E. Secor, certify that:

1.

I have reviewed this annual report on Form 10-K of St. Joseph Capital Corporation;

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

1.

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

March 28, 2005

/s/ Mark E. Secor

Mark E. Secor

Chief Financial Officer

#

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of St. Joseph Capital Corporation (the “Company”) on Form 10-K for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report), I, John W. Rosenthal, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John W. Rosenthal

John W. Rosenthal

Chief Executive Officer

March 28, 2005

#

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of St. Joseph Capital Corporation (the “Company”) on Form 10-K for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report), I, Mark E. Secor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Mark E. Secor

Mark E. Secor

Chief Financial Officer

March 28, 2005

#