Form 10-Q
period 2005-03-31
ST JOSEPH CAPITAL CORP
filed 2005-05-11
CIK 1015856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2005

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

Yes

No

X

There were 1,742,111 shares of the Registrant’s common stock, $0.01 par value per share, outstanding as of May 11, 2005.

#

TABLE OF CONTENTS

Page

Number

PART I – FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets,

March 31, 2005 (Unaudited) and December 31, 2004

3

Condensed Consolidated Statements of Income,

Three Months Ended March 31, 2005 and 2004 (Unaudited)

4

Condensed Consolidated Statements of Cash Flows,

Three Months Ended March 31, 2005 and 2004 (Unaudited)

5

Notes to the Consolidated Financial Statements

6

Item 2.   Management’s Discussion and Analysis of Financial Condition

and Results of Operations

8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

18

Item 4.   Controls and Procedures

18

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

19

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3.   Defaults Upon Senior Securities

19

Item 4.   Submission of Matters to a Vote of Security Holders

19

Item 5.   Other Information

19

Item 6.   Exhibits

19

Signatures

20

#

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

(Unaudited)

March 31,

December 31,

2005

2004

ASSETS

Cash and due from banks

$

14,345

$

37,784

Interest-earning deposits in other financial institutions

613

7,548

Federal funds sold

1,200

-

Total cash and cash equivalents

16,158

45,332

Securities available for sale

91,474

58,230

Federal Home Loan Bank (FHLB) stock, at cost

3,119

3,087

Loans, net of allowance of $3,578 and $3,578

286,384

278,421

Accrued interest receivable

1,883

1,661

Premises and equipment, net

3,025

2,409

Cash surrender value of life insurance

8,163

8,072

Other assets

2,504

1,847

Total assets

$

412,710

$

399,059

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities

Deposits

Noninterest-bearing

$

37,465

$

56,185

Interest-bearing

288,401

256,472

Total deposits

325,866

312,657

Federal funds purchased

-

2,800

Securities sold under agreements to repurchase

8,157

10,307

FHLB advances

41,740

41,740

Accrued interest payable

250

203

Subordinated debentures

8,000

3,000

Other liabilities

2,179

1,820

Total liabilities

386,192

372,527

Shareholders’ equity

Common stock, $0.01 par value, 2,500,000 shares

authorized; 1,741,111 and 1,737,445 shares issued and

outstanding at March 31, 2005 and December 31, 2004

17

17

Additional paid-in capital

19,558

19,436

Retained earnings

7,875

7,166

Accumulated other comprehensive income

(932)

(87)

Total shareholders’ equity

26,518

26,532

Total liabilities and shareholders’ equity

$

412,710

$

399,059

See accompanying notes to the condensed consolidated financial statements.

#

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

Three Months Ended March 31,

2005

2004

Interest income

Loans, including fees

$

3,893

$

2,881

Securities available for sale - taxable

567

278

Securities available for sale - tax exempt

147

67

FHLB stock

32

35

Federal funds sold

13

33

Other interest earning assets

121

49

Total interest income

4,773

3,343

Interest expense

Deposits

1,676

612

Federal funds purchased

7

11

Securities sold under agreements to repurchase

11

5

Subordinated debentures

56

33

FHLB advances

479

518

Total interest expense

2,230

1,179

Net interest income

2,543

2,164

Provision for loan losses

-

44

Net interest income after provision for loan losses

2,543

2,120

Noninterest income

Service charges on deposit accounts

102

92

Gain on sales of securities available

for sale, net

-

77

Earnings on life insurance

91

-

Other income

53

38

Total noninterest income

246

207

Noninterest expense

Salaries and employee benefits

1,151

1,083

Occupancy and equipment

114

99

Other expense

403

387

Total noninterest expense

1,668

1,569

Income before income taxes

1,121

758

Income tax expense

325

232

Net income

$

796

$

526

Basic income per common share

$

.46

$

.30

Diluted income per common share

$

.43

$

.29

Dividends per common share

$

.05

$

.04

Basic weighted average common shares outstanding

1,738,382

1,731,621

Diluted weighted average common shares outstanding

1,857,891

1,799,078

See accompanying notes to the condensed consolidated financial statements.

#

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

Three Months Ended March 31,

2005

2004

Cash flows from operating activities

Net income

$

796

$

526

Adjustments to reconcile net income to net cash

from operating activities

Depreciation

45

47

Provision for loan loss

-

44

Net amortization on securities

available for sale

46

43

Gain on sales of securities available

for sale, net

-

(77)

Stock option expenses

35

26

Increase in cash surrender value of life insurance

(91)

-

Net change in:

Accrued interest receivable

(222)

(181)

Other assets

(94)

(862)

Accrued interest payable

47

(32)

Other liabilities

359

129

Net cash from operating activities

921

(337)

Cash flows from investing activities

Purchase of securities available for sale

(34,965)

(35,675)

Proceeds from sales of securities available for sale

-

2,587

Proceeds from maturities and calls of securities

available for sale

267

7,126

Purchase of FHLB stock

(32)

(28)

Net change in loans receivable

(7,963)

(2,983)

Purchase of premises and equipment, net

(661)

(66)

Net cash from investing activities

(43,354)

(29,039)

Cash flows from financing activities

Net change in deposits

13,209

1,647

Net change in securities sold under agreements

to repurchase

(2,150)

(1,004)

Federal funds purchased

(2,800)

15,550

Cash dividends paid

(87)

 (70)

Proceeds from subordinated debentures

5,000

-

Net effect of stock options exercised

87

299

Net cash from financing activities

13,259

16,372

Net change in cash and cash equivalents

(29,174)

(13,004)

Cash and cash equivalents at beginning of period

45,332

35,429

Cash and cash equivalents at end of period

$

16,158

$

22,425

Supplemental disclosures of cash flow information

Cash paid during the period for

Interest

$

2,183

$

1,211

Income taxes

$

25

$

526

See accompanying notes to the condensed consolidated financial statements.

#

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements include the accounts of St. Joseph Capital Corporation, a bank holding company located in Mishawaka, Indiana, (the Company) and its wholly-owned subsidiary, St. Joseph Capital Bank (the Bank).  All significant intercompany transactions and accounts have been eliminated in consolidation.  The statements have been prepared by management without an audit by independent certified public accountants.  However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to the consolidated financial statements included in the St. Joseph Capital Corporation’s Form 10-K for the year ended December 31, 2004.

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

Three-Month Periods March 31,

2005

2004

Basic

1,738,382

1,731,621

Effect of stock options

119,479

67,457

Diluted

1,857,861

1,799,078

NOTE 3 - SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows (dollars in thousands):

Gross

Gross

Fair

Unrealized

Unrealized

Value

Gains

Losses

March 31, 2005

U.S. government and

federal agency

$

66,051

$

-

$

(1,272)

Obligations of states and

political subdivisions

18,304

165

(312)

Mortgage backed

7,095

-

(132)

Marketable equity

24

-

-

$

91,474

$

165

$

(1,716)

#

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMETNS (Unaudited)

NOTE 3 - SECURITIES (Continued)

Gross

Gross

Fair

Unrealized

Unrealized

Value

Gains

Losses

December 31, 2004

U.S. government and

federal agency

$

37,949

$

3

$

(313)

Obligations of states and

political subdivisions

14,654

305

(85)

Mortgage backed

5,601

-

(56)

Marketable equity

26

-

-

$

58,376

$

308

$

(454)

The fair value of debt securities at March 31, 2005, by contractual maturity was as follows.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

Fair

Value

Due in one year or less

$

214

Due after one year through five years

68,461

Due after five years through ten years

9,008

Due after ten years

6,672

Mortgage backed

7,095

Marketable equity

24

Total

$

91,474

Activities related to gross gains and losses on sales of securities available for sale are summarized as follows (dollars in thousands):

Three Months Ended

March 31, 2005

March 31, 2004

Proceeds

$

-

$

2,587

Gross gains

-

77

Gross losses

-

-

Tax expense related to net gains

-

30

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

•

The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance, and monetary and financial matters.  (including any changes in internal controls resulting from compliance with the Sarbanes-Oxley Act of 2002 and any associated costs)

•

The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Bank’s assets) and the policies of the Board of Governors of the Federal Reserve System.

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

OVERVIEW

The Company was formed in February 1996 for the purpose of organizing the Bank.  The Company opened the Bank for business in February 1997 with $10.0 million in assets and has grown to approximately $412.7 million in assets as of March 31, 2005.  Management anticipates that, as a result of a modestly growing economy in the Michiana area and the increased asset size of the Company, the growth in assets may continue but the annual percentage growth rate may be lower than what was experienced historically.  However, management does expect that the Company’s assets will continue to grow by taking additional market share, expanding into new markets, expanding existing business lines, and as the local economy grows.

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

The return on average assets (ROAA) and return on average equity (ROAE) have steadily increased from the inception of the Company.   For the first three months of 2005, ROAA and ROAE were at 0.79% and 12.09%, the highest levels experienced by the Company.

Management expects that, over time, the Company’s ROAA and ROAE will continue to improve as the Company’s fixed costs are further leveraged.  A consistent philosophy since inception has been the focus on superior asset quality.  As a general rule, the most credit worthy borrowers are able to negotiate very favorable pricing terms in the market.  Additionally, for strategic reasons, the Bank has retained substantially all of its residential mortgage loans.  Again, it is generally accepted that residential mortgage loans are less risky than other types of loans.  Therefore, the interest rates on residential mortgages are less than other types of term loans.  These two factors have contributed to the superior asset quality record achieved by the Bank but have also resulted in a more modest net interest margin.  Partially offsetting the lower net interest margin is the Company’s low overhead ratio (non-interest expense divided by average assets).

Another important aspect of the operating philosophy of the Company is to continue to grow at an appropriate rate resulting in fixed non-interest expense to become a smaller percentage of total assets, which should lead to continued improvement in the ROAA and ROAE.  Non-interest expense as a percentage of average assets was 1.63% for the three months ending March 31, 2005 and 1.93% and 2.19% for years ending 2004 and 2003.  Management believes that the non-interest expense as a percentage of average assets at March 31, 2005 is among the lowest of any bank in the country.

The following discussion provides additional information regarding the Company’s financial condition at March 31, 2005 and December 31, 2004 and operations for the three months ended March 31, 2005 and 2004.  The objective of this financial review is to enhance the reader’s understanding and should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes thereto and other information in the Company’s 2004 Annual Report on Form 10-K for the year ended December 31, 2004.

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

Allowance for loan losses.  The Company maintains an allowance to absorb probable loan losses inherent in the portfolio.  The allowance for loan losses is maintained at a level that management considers to be adequate based on ongoing monthly assessments and evaluations of the collectibility of the Bank’s loans.  Provisions for loan losses are based on the management’s review of credit loss experience among its peers and such factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable loan losses.  Management’s strategy for credit risk management oversight includes a combination of conservative exposure limits below legal lending limits, conservative underwriting standards, and comprehensive loan documentation and review.  The strategy also emphasizes diversification at the industry and client levels, regular credit examinations and periodic management reviews of large credit exposures and loans experiencing deterioration of credit quality.

The allowance for loan losses balance and the provision for loan losses are determined by management based upon periodic reviews of the loan portfolio.  Through the loan review and credit department, management allocates specific portions of the allowance for loan losses based on specifically identifiable problem loans.  In addition, as the Bank does not have an established charge-off history, management considered the level of charge-offs on loans experienced by local peer financial institutions having loan portfolio mix and risk characteristics similar to the Bank’s loan portfolio mix and risk characteristics.  Estimating the risk of loss and the amount of loss is necessarily subjective.  Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on the combination of the loss experience of the Bank and local peers, general economic conditions, information about specific borrower situations including their financial position, and collateral values and other factors and estimates which are subject to change over time.  As the Company’s loan portfolio matures, the weighting of local peer financial institution charge-off experience will decrease in the determination of the adequacy of the allowance and the weighting of the Company’s own loan loss experience will increase.  Since the Company has not experienced any charge-offs in its history, the additional weighting of the Company’s experience is expected to continue to decrease the allowance to loan ratio.  The reserve analysis is reviewed regularly by management and the board of directors.

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

An unallocated reserve is maintained to recognize that an estimate is used when measuring loss and evaluating reserves for individual loans or pools of loans.  Reserves on individual loans and general allocation rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions.

While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

The Company has not substantively changed its overall approach in the determination of the allowance for loan losses.  As the Company has matured and economic conditions have changed, the Company has made only minor changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the March 31, 2005 allowance for loan losses.  The Bank has not experienced any charge-offs from loans receivable since inception and at March 31, 2005, no portion of the allowance for loan losses was allocated to impaired loan balances, as there were no loans considered impaired.

Based on the policy discussed above, management is of the opinion that the allowance of $3.6 million, which represents 1.23% of total loans, was adequate to absorb estimated loan losses associated with the loan portfolio at March 31, 2005.  However, there can be no assurance that future losses will not exceed the estimated amounts or that the Company will not be required to make additional provision for losses in the future.

FINANCIAL CONDITION

During the first three-month period of 2005, the Company’s total assets increased from $399.1 million on December 31, 2004 to $412.7 million on March 31, 2005.  This represented a total increase in assets of $13.6 million, or 3.4%, during the first three months of 2005.

The Company invested cash and cash equivalents into securities available for sale and loans during the first quarter of 2005, decreasing cash and cash equivalents by $29.2 million, from $45.3 million at December 31, 2004 to $16.2 million at March 31, 2005.  The $33.2 million increase in securities available for sale, from $58.2 million at December 31, 2004 to $91.5 million at March 31, 2005 and the $8.0 million increase in loans from $278.4 million at December 31, 2004 to $286.4 million at March 31, 2005, were the most significant changes in the Company’s assets during the quarter.

The allocation of assets from cash and cash equivalents to securities available for sale and loans was expected, as disclosed at the end of 2004.  For the second year in a row, there was a delay in the receipt of property tax dollars from taxpayers used to fund Indiana municipalities.  Property tax dollars were collected during November and December of 2004 for the entire tax year that was followed by the disbursement of funds to the municipalities.  The Bank’s municipal clients began to deposit their funds toward the end of the fourth quarter of 2004.  On the last day of the year approximately $25.0 million in deposits were made by municipalities that significantly increased the balance of cash and cash equivalents on December 31, 2004.  The $25.0 million of institutional funds deposited on the last day of the year along with other funds were ultimately invested in securities available for sale and loans during the first quarter.  For 2005, we expect that property tax receipts and the subsequent distribution of funds to municipalities will occur at mid-year and year-end.

The balance of interest-earning deposits in other financial institutions was only $613,000 at March 31, 2005; however, the average balance for the quarter was $19.7 million.  This information is intended to highlight the cycle or timing of moving money from interest-earning deposits in other financial institutions to securities available for sale and loans.  Please refer to the results of operations section for additional discussion on the net interest income impact from this activity.

The $33.2 million increase in securities available for sale was a significant change in the Company’s assets during the quarter. The growth experienced in securities available for sale was primarily in U.S. government and federal agency securities, from $38.3 million at December 31, 2004 to $66.1 million at March 31, 2005 and obligations of states and political subdivision securities, from $14.4 million at December 31, 2004 to $18.3 million at March 31, 2005.  The increase in securities available for sale was a result of the need to deploy funds from cash and cash equivalents due to the deposit growth at the end of 2004 and during the first quarter.

The Company’s loan portfolio increased $8.0 million during the first quarter with little change in the mix of the Company’s loan types since December 31, 2004.  The continued significant concentration of the loan portfolio in commercial loans is consistent with the stated strategy of focusing on small to mid-size businesses.  Management anticipates this growth will continue as additional relationships are developed as a result of current calling efforts and the addition of new lending personnel.  The deposit accounts related to the Bank’s commercial lending business generate the greatest amount of local deposits, and are the primary source of demand deposits.

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

The economy in the Company’s market area has had a steady but modest increase over the last couple of years, a trend that has continued during the first quarter of 2005.  During this period, the Company has grown while at the same time experiencing no significant change in asset quality or in non-performing loan totals.  However, due to the slowdown in the rate of economic growth compared to the late 90’s and the modest rate of the growth in the economy during the recent years, borrowers may experience repayment difficulties, and the level of non-performing loans, charge-offs, and delinquencies could rise and require an increase in the provision for loan losses.

Premise and equipment increased from $2.4 million at December 31, 2004 to $3.0 million at March 31, 2005.  This increase was primarily due to the accounting guidance on consolidating variable interest entities.  As part of the Company’s expansion into Elkhart, Indiana, the Company became a 49.0% owner in a limited liability corporation, Riverfront Partners, LLC (“LLC”), to help ensure that the Company had some level of control over its new location.  The other owners, a local development group, own 51.0% of the new location and are responsible for building and managing the property.  Due to the nature of the LLC, the accounting guidance classified the LLC as a variable interest entity requiring it to be consolidated into the Company’s financial statements.  The Company’s new Elkhart banking center occupies the first floor of a three-story facility and the impact to the Company’s net income will be the profit or loss in the LLC and the allocated expense for the portion of the building the Company occupies.  Management believes that the net cost of the new location will not significantly impact the Company’s results in 2005.  At March 31, 2005, the premise and equipment amount consolidated for the LLC was $1.6 million compared to $1.1 million at December 31, 2004.  The total cost of the building is expected to be approximately $2.0 million.  On April 15, 2005, the new Elkhart banking center opened for business and a grand opening is scheduled for May 18, 2005.

Deposits increased $13.2 million during the three-month period ended March 31, 2005, totaling $325.9 million, up from $312.7 million at December 31, 2004.  Interest bearing deposits increased $31.9 million partially due to non-interest bearing deposits decreasing $18.7 million and moving to interest bearing deposits.  As discussed above in cash and cash equivalents, on December 31, 2004, deposits of approximately $25.0 million were made at the end of the day and therefore classified as non-interest bearing.  On the next business day, when the funds were collected they became interest bearing.  The increase of $13.2 million during the quarter was the result of normal deposit growth.

Federal funds purchased decreased $2.8 million during the three-month period ended March 31, 2005 to a zero balance.  Federal funds purchased are used as temporary funding sources by the Bank to meet short-term liquidity needs.  The Bank has over $39.0 million in federal funds lines established at correspondent banks.  At times, there will be differences between asset growth and the funding that supports this growth.  The use of federal funds purchased provides short-term funding for these differences when funding is needed, as was the case at December 31, 2004.

Federal Home Loan Bank of Indianapolis (“FHLB”) advances were unchanged at $41.7 million as of March 31, 2005 and December 31, 2004.  Management uses FHLB advances primarily to assist in the overall asset and liability management of the Bank and for general liquidity purposes.  As of March 31, 2005, the Company held $3.1 million of FHLB stock.

Securities sold under agreement to repurchase decreased by $2.2 million during the three-month period ended March 31, 2005.  As part of the Company’s sweep accounts, collected funds from business clients’ noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements.  Although not considered a deposit account and therefore not FDIC insured, the repurchase agreements from local corporate clients have historically been a very stable source of funding for the Bank.

Subordinated debentures increased $5.0 million from $3.0 million at December 31, 2004 to $8.0 million at March 31, 2005.  On March 17, 2005, the Company issued $5.0 million of trust preferred securities.  The proceeds from the issuance of the trust preferred securities were used to purchase an equivalent amount of subordinated debentures from the Company that will be used for regulatory capital at both the Bank and the Company.  The additional $5.0 million of trust preferred securities carry a fixed rate of interest that was priced using the five-year swap curve plus 175 basis points for a fixed rate of 6.27%.  Due to the asset growth of the Company in excess of our rate of internal capital generation, management determined that this additional trust preferred issuance for regulatory capital was necessary to continue to be well capitalized for regulatory purposes.

RESULTS OF OPERATIONS

Overview.  Consolidated net income for the three-month period ended March 31, 2005, was $796,000 as compared to $526,000 for the same period in 2004 for an increase of $270,000 or 51.3%.  Income per common share for the first three months of 2005 was $.46 basic and $.43 fully-diluted, compared to $.30 basic and $.29 fully-diluted income per common share for the first three months of 2004.  The increase in net income in the first three months of 2005 compared to the same period in the prior year was comprised of an increase in net interest income after provision for loan losses of $423,000 and an increase in non-interest income of $39,000.  These increases were offset by an increase in non-interest expense of $99,000 and an increase in tax expense of $93,000.

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

Net interest income during the first quarter of 2005 was $2.5 million, an increase of $379,000 or 17.5% over the $2.2 million earned during the same period in 2004.  Yields on the Company’s interest-earning assets increased by 49 basis points to 5.12% for the quarter ended March 31, 2005, from 4.63% for the quarter ended March 31, 2004.  This increase was primarily the result of higher interest rates on existing and new interest-earning assets compared to the same period a year ago.  Rates paid on interest-bearing liabilities increased by 73 basis points during the same period.  Due to the more significant increase for the rates paid on the Company’s interest-bearing liabilities compared to the increase on the yield received from the Company’s interest-earning assets, the net interest margin declined 24 basis points from 3.02% at March 31, 2004 to 2.78% at March 31, 2005.  The increased volume in interest-earning assets can generate more net interest income during a period despite a decreasing margin, as long as the volume variance is greater than the negative rate variance.  In the first quarter of 2005, the increase in net interest income of $379,000 over the same period in 2004 was the result of increased volume.

Management believes that the current level of interest rates are significantly driven by external factors and the net interest margin could continue to compress if interest rates overall remain at current levels and the Company continues to grow.  In addition, as the Company grows, the additional leveraging of capital increases the percentage of interest-bearing liabilities used to fund the asset growth and in turn reduces the net interest margin.  If interest rates remain at their current levels or continue to increase, net interest income can be increased by growth in interest-bearing liabilities and interest-earning assets.  Management does expect a rise in short-term interest rates during 2005.  Management will continue to optimize the asset mix and add volume to the balance sheet that should allow the Company to increase net interest income in the future.  However, market rates at intermediate term duration have not increased at the same rate as short-term rates resulting in a flattening of the yield curve.  This interest rate environment has limited the ability to increase yields on interest-earning assets.

#

The following are the average balance sheets for the three months ending March 31:

2005

2004

Average

Average

Average

Average

Balance

Interest

Rate

Balance

Interest

Rate

(Dollars in thousands)

ASSETS

Interest-earning assets

Federal funds sold

$

2,246

$

13

2.37%

$

14,168

$

33

.94%

Interest-earning deposits in other

  financial institutions

19,681

121

2.49

11,590

49

1.70

Securities available for sale (1)

76,096

811

4.32

38,676

390

4.05

FHLB stock

3,111

32

4.23

2,347

35

5.99

Loans receivable (2)

284,685

3,894

5.55

227,536

2,881

5.09

Total interest-earning assets (1)

385,819

4,871

5.12%

294,317

3,388

4.63%

Noninterest-earning assets

Cash and due from banks

14,161

12,842

Allowance for loan losses

(3,578)

(3,363)

Premises and equipment, net

2,796

1,352

Accrued interest receivable and

  other assets

10,319

2,319

$

409,517

$

307,467

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities

Savings, NOW and money

markets

$

195,828

$

1,039

2.15%

$

126,472

$

264

.84%

Certificates of deposit

94,233

638

2.75

66,338

348

2.11

Federal funds purchased

1,059

7

2.79

3,720

11

1.21

Securities sold under agreements

  to repurchase

9,205

11

.50

5,673

5

.32

Subordinated debentures

3,832

56

5.96

3,000

33

4.42

FHLB advances

41,740

479

4.65

46,520

518

4.48

Total interest-bearing liabilities

345,897

2,230

2.61%

251,723

1,179

1.88%

Noninterest-bearing liabilities

Demand deposits

35,832

30,250

Accrued interest payable and

  other liabilities

1,096

755

Shareholders' equity

26,692

24,739

$

409,517

$

307,467

Net interest income/spread

$

2,641

2.51%

$

2,209

2.75%

Net interest income as a percent

  of average interest earning assets (1)

2.78%

3.02%

(1)

Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities.  Interest income is presented on a tax equivalent basis.

(2)

Includes fees on loans.  The inclusion of loan fees does not have a material effect on the average interest rate.

#

As previously discussed in the Financial Condition section of this document, the lower margin in the first quarter of 2005 was impacted by the increase in cash and cash equivalents from the institutional funds deposited at the end of 2004 and the beginning of 2005.  When the Company experiences large deposits from these institutional deposits, the yield on the funds held in overnight investments approximately matches the rate the Company pays on the deposited funds.  With little to no spread received on these interest-earning assets, it impacts the Company’s margin negatively.  To help manage the impact to the margin, the Company activated limited trust powers in 2004.  Corporate agency trust and trust sweep agreements were entered into with certain institutional clients which allows the Company to sweep a portion of an institutional client’s deposit balance into the Bank’s trust department.  By sweeping funds into the trust department, funds that are required to be held in overnight investments at little to no spread are moved off the Bank’s balance sheet therefore having less of an impact to the Company’s net interest margin.  In the future as the Bank needs additional funding to support loan growth, the funds in the trust department can be brought back onto the Bank’s balance sheet at spreads that can positively affect the net interest margin.  As this sweep activity between the trust department and Bank is further developed and used by management, it is expected to help reduce the impact on the Company’s margin when we receive these large institutional deposits.

Provision for Loan Losses.  During the first quarter of 2005 there was no provision expense reflecting a decrease from the $44,000 expensed during the same period in 2004.  Management’s decision not to record any provision expense for the first quarter of 2005 was attributed to the credit quality the Company has experienced since its inception combined with the result of management’s loan loss reserve analysis, which is used in determining the amount of allowance for loan loss required for the loan portfolio.  The additional weighting of the Company’s own loan loss experience in the reserve analysis also contributed to the decision to decrease the allowance for loan loss as a percentage of gross loans.  The reserve analysis, along with other relevant allowance for loan loss details, is included in the Critical Accounting Policy section located in the document.  The allowance for loan losses as a percentage of total loans outstanding as of March 31, 2005 was 1.23%, compared to 1.47% at March 31, 2004.  The allowance for loan losses as a percentage of total loans outstanding at December 31, 2004 was 1.27%.  If the Company’s continued loss experience is similar to the past and the local economy remains stable or improves, it is expected that the reserve analysis will continue to require a smaller allowance for loan loss as a percentage of total loans outstanding.

The Bank has not experienced any charge-offs from loans receivable since inception.  At March 31, 2005, no portion of the allowance for loan losses was allocated to impaired loan balances, as there were no loans considered impaired.  Management believes the allowance for loan losses at March 31, 2005 was adequate to absorb losses in the loan portfolio, including probable incurred losses due to the current state of the economy.  However, there can be no assurance that future losses will not exceed the estimated amounts or that the Company will not be required to make additional provision for losses in the future.

Non-interest Income.  Total non-interest income increased by $39,000 in the first three months of 2005 compared to the same period in 2004. Non-interest income during the first quarter of 2005 consisted primarily of depository account service fees, interchange income on credit cards, and the recording of the increase in the cash surrender value of bank owned life insurance.  Non-interest income for the 2004 period included a net gain on the sale of securities of $77,000, while no securities gains or losses were recorded for the first three months of 2005.  Service charges on deposit accounts increased $10,000 for the first three months of 2005 compared to the same period in 2004.  Due to the Company’s operating philosophy, which includes a general aversion to excessive service charges on deposit accounts, disproportionate changes in service charges would not be expected except as a result of continued growth in deposit relationships.

The addition of bank owned life insurance added $91,000 of non-interest income in the first quarter of 2005 as compared to the same period in 2004.  Management anticipates that non-interest income will continue to increase during 2005 primarily from the increased cash surrender value during the year.

Non-interest Expense.  The main components of non-interest expense were salaries and employee benefits and occupancy and equipment.  Non-interest expense for the first quarter of 2005 was $1.7 million as compared to $1.6 million for the first quarter of 2004, an increase of $99,000 or 6.3%.  While the overhead continues to increase, management continues to be focused on controlling these expenses without impairing the quality of service provided to clients and the expected needs to grow the Company.

Salaries and employee benefits, which are the largest component of non-interest expense, experienced the most significant dollar increase of any non-interest expense component.  For the first quarter of 2005, total salaries and employee benefits were $1.2 million compared to $1.1 million for the same period in 2004.  The increase in employee salaries and benefits was a result of merit increases and the hiring of eleven new employees since March 31, 2004.

Occupancy and equipment expense increased $15,000 when comparing the two periods.  Monitoring and controlling non-interest costs, while at the same time providing high quality service to clients, is one of management’s top priorities.  Management expects some additional increase in occupancy and equipment expense due to the addition of the Elkhart banking center, and additional investing in technology but does not expect it to be significant.  The efficiency ratio for the Company at March 31, 2005 was 59.8% compared to 68.4% at March 31, 2004.

Income Taxes. The effective tax rate in during the first quarter of 2005 was 29.0% compared to 30.6% during the same period of 2004 and 34.7% for the year ended December 31, 2004.  The decrease in the effective tax rate during the first quarter of 2005 was the result an increase in the tax exempt interest income from additional purchases of municipal securities, tax exempt non-interest income from bank owned life insurance, and the transfer of most all of the investment securities portfolio to the Bank’s Delaware investment subsidiary reducing the state tax liability from the interest income received at the subsidiary.  Management anticipates that these recently implemented tax planning strategies will help maintain the effective tax rate for the remainder of the year at approximately the same level as experienced in the first quarter of 2005.

LIQUIDITY

The Company’s liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans and securities and net profits.  These monies are used to fund loan requests, meet deposit withdrawals, maintain reserve requirements, and support operations.  Liquidity is primarily achieved through the growth of deposits (both local and out-of-area) and by maintaining liquid assets such as securities available for sale, matured securities, and federal funds sold.  Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that achieves an interest rate risk profile acceptable to management and assists in achieving a desired level of profitability.  An important part of the overall asset and liability management process is providing adequate liquidity.  Liquid assets were $107.6 million at March 31, 2005 compared to $103.6 million at December 31, 2004.

The Company’s liquidity strategy is to fund loan growth with deposits, repurchase agreements, and FHLB advances and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity.  Deposit and repurchase agreement growth from depositors located in the market area have consistently increased and has been sufficient to meet the loan growth and provide monies for additional investing activities.  Management also obtains certificates of deposit from customers outside of the market area and placed by deposit brokers for a fee, as well as certificates of deposit obtained from the deposit owners directly.  These funds are used to assist in management’s asset liability planning as well as meeting short term funding needs.  As of March 31, 2005, brokered deposits totaled $22.3 million, or 6.7% of combined deposits and repurchase agreements, compared to $50.7 million, or 15.7% of combined deposits and repurchase agreements, as of December 31, 2004.  The weighted average months to maturity of the brokered deposits at March 31, 2005 was 12.5 months.  The acceptance of brokered deposits is expected to be an ongoing activity due to the Company’s planned future growth and managing a consistent level of deposits.

The Bank has the ability to borrow money on a daily basis through correspondent banks via established federal funds purchased lines; however, this is viewed as only a secondary and temporary source of funds.  The average balance of federal funds sold during the three months ended March 31, 2005 equaled $2.2 million, compared to a $1.1 million average federal funds purchased during the same period in 2004.

As a member of the FHLB, the Bank has access to the FHLB's borrowing programs.  Based on ownership of FHLB stock and available collateral at March 31, 2005, the Bank could borrow up to approximately $72.1 million.  As of March 31, 2005, $41.7 million in FHLB advances was outstanding.  The availability could continue to increase if the loan and investment portfolios grow in the future.

In addition to typical loan funding and deposit flow, the Company must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit.  As of March 31, 2005, there were a total of $100.4 million in unfunded loan commitments and $4.8 million in unfunded standby letters of credit.  Fluctuations in loan balances and commitment levels are monitored, with such data being used in managing overall liquidity.

#

CAPITAL RESOURCES

Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth.  Shareholders' equity decreased by $14,000 during the first three months of 2005, from $26.532 million at December 31, 2004, to $26.518 million at March 31, 2005.  The decrease was attributable to the $845,000 non-cash increase in the unrealized losses on available for sale securities as defined in SFAS No. 115 along with the $87,000 paid in cash dividends to shareholders.  However, the decrease was significantly offset by net income of $796,000 recorded during the first three months of 2005 and from $122,000 of proceeds from the Company’s stock option plan.  The unrealized loss on the available for sale securities was the result of rising interest rates during the first quarter of 2005.  If these securities are held to final maturity they will mature at their par value.

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

March 31, 2005	Minimum Required For Capital Adequacy Purposes	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions	Company’s Capital Ratio	Bank’s Capital Ratio
Ratio of Total Capital to Risk Weighted Assets	8.0%	10.0%	12.6%	11.9%
Ratio of Tier 1 Capital to Risk Weighted Assets	4.0%	6.0%	11.4%	10.7%
Ratio of Tier 1 Capital to Average Assets	4.0%	5.0%	8.5%	8.1%

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

In March 2005, St. Joseph Capital Trust II, a business trust subsidiary of the Company, sold $5.0 million in trust preferred securities.  The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from the Company.  The trust preferred securities carry a fixed rate of 6.27% and have a stated maturity of 30 years, and, in effect, are guaranteed by the Company.  The securities are redeemable at par after 5 years.  The debentures will mature and the capital securities must be redeemed in 2035, although the Company has the option to shorten the maturity date to a date not earlier than March 31, 2010, pending the prior approval of the Board of Governors of the Federal Reserve System, if required.

The $8.0 million of trust preferred securities are carried on the Company’s consolidated balance sheet as subordinated debentures and the interest expense is recorded on the Company’s consolidated statement of income.  These trust preferred securities qualify as Tier 1 capital.

#

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

Management conducted multiple simulations as of March 31, 2005, during which it was assumed that a simultaneous, instant and sustained change in market interest rates occurred.  Results of the simulation suggest that the Company could expect net interest income to increase by approximately $112,000 if interest rates gradually decline by 100 basis points over the next twelve months, and to decrease approximately $142,000 if interest rates gradually increase 100 basis points over the next twelve months, from forecast levels of net interest income absent any changes in rates.  These variances in net interest income were within the Company’s policy parameters established to manage interest rate risk.  Other simulations are run quarterly looking at changes to net interest income given 200 and 300 basis point changes in interest rates.

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

Results of the economic value of equity analysis done as of March 31, 2005, suggest that the Company could expect the value of its equity to decrease 1.98% and 3.94%, if there was an immediate interest rate shift upward of 100 and 200 basis points and to increase 1.92% and 3.71%, if there was an immediate interest rate shift downward of 100 and 200 basis points.  Management believes the different scenarios indicate a financial services organization that has relatively low overall interest rate risk.

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

RECENT REGULATORY DEVELOPMENTS

Effective April 11, 2005, the Board of Governors of the Federal Reserve System amended the risk-based capital standards for bank holding companies to allow the continued inclusion of outstanding and prospective issuances of trust preferred securities in the tier 1 capital of bank holding companies, subject to stricter standards.  The new regulations limit the amount of trust preferred securities (combined with all other restricted core capital elements) that a bank holding company may include as tier 1 capital to 25% of the sum of all core capital elements, net of goodwill less any associated deferred tax liability.  Amounts in excess of the limits described above generally may be included in tier 2 capital.  The regulations also provide a transition period for bank holding companies to conform their capital structures to the revised quantitative limits.  These limits will first become applicable to bank holding companies beginning on March 31, 2009.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by the Company since December 31, 2004.  For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4.

CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2005.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

#

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

Item 4.

Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.

Other Information

Not applicable.

Item 6.

Exhibits

(a)

Exhibits

10.1

Indenture dated as of March 17, 2005 between St. Joseph Capital Corporation and Wilmington Trust Company as debenture trustee for fixed rate junior subordinated deferrable interest debentures

31.1

Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

1.1

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

Date:  May 11, 2005

/s/ John W. Rosenthal

John W. Rosenthal

President and Chief Executive officer

Date:  May 11, 2005

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

a)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:

May 11, 2005

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

May 11, 2005

/s/ Mark E. Secor

Mark E. Secor

Chief Financial Officer

 #

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of St. Joseph Capital Corporation (the “Company”) on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John W. Rosenthal, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John W. Rosenthal

John W. Rosenthal

Chief Executive Officer

May 11, 2005

 #

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of St. Joseph Capital Corporation (the “Company”) on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Mark E. Secor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Mark E. Secor

Mark E. Secor

Chief Financial Officer

May 11, 2005

 #