Form 10-Q
period 2005-06-30
ST JOSEPH CAPITAL CORP
filed 2005-08-11
CIK 1015856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2005

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

Yes

No

X

There were 1,745,111 shares of the Registrant’s common stock, $0.01 par value per share, outstanding as of August 11 , 2005.

#

TABLE OF CONTENTS

Page

Number

PART I – FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets,

June 30, 2005 (Unaudited) and December 31, 2004

3

Condensed Consolidated Statements of Income,

Three Months Ended June 30, 2005 and 2004 (Unaudited)

Six Months Ended June 30, 2005 and 2004 (Unaudited)

4

Condensed Consolidated Statements of Cash Flows,

Six Months Ended June 30, 2005 and 2004 (Unaudited)

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

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

June 30,

December 31,

2005

2004

ASSETS

Cash and due from banks

$

21,008

$

37,784

Interest-earning deposits in other financial institutions

5,541

7,548

Total cash and cash equivalents

26,549

45,332

Securities available for sale

95,436

58,230

Federal Home Loan Bank (FHLB) stock, at cost

3,152

3,087

Loans, net of allowance of $3,578 and $3,578

305,172

278,421

Accrued interest receivable

2,279

1,661

Premises and equipment, net

3,203

2,409

Cash surrender value of life insurance

8,252

8,072

Other assets

2,799

1,847

Total assets

$

446,842

$

399,059

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities

Deposits

Noninterest-bearing

$

39,909

$

56,185

Interest-bearing

291,455

256,472

Total deposits

331,364

312,657

Federal funds purchased

27,000

2,800

Securities sold under agreements to repurchase

7,829

10,307

Federal Home Loan Bank advances

41,740

41,740

Accrued interest payable

372

203

Subordinated debentures

8,000

3,000

Other liabilities

2,519

1,820

Total liabilities

418,824

372,527

Shareholders’ equity

Common stock, $0.01 par value, 2,500,000 shares

authorized; 1,745,111 and 1,737,445 shares issued and

outstanding at June 30, 2005 and December 31, 2004

17

17

Additional paid-in capital

19,635

19,436

Retained earnings

8,603

7,166

Accumulated other comprehensive income (loss)

(237)

(87)

Total shareholders’ equity

28,018

26,532

Total liabilities and shareholders’ equity

$

446,842

$

399,059

See accompanying notes to the condensed consolidated financial statements.

#

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

Three Months Ended June 30,

Six Months Ended June 30,

2005

2004

2005

2004

Interest income

Loans, including fees

$

4,217

$

2,936

$

8,110

$

5,817

Securities available for sale - taxable

745

367

1,312

645

Securities available for sale - tax exempt

196

88

343

155

FHLB stock

34

25

66

60

Federal funds sold

5

-

18

33

Other interest earning assets

13

16

134

65

Total interest income

5,210

3,432

9,983

6,775

Interest expense

Deposits

1,979

544

3,656

1,156

Federal funds purchased

83

50

90

61

Securities sold under agreements to repurchase

11

4

22

9

Subordinated debentures

126

33

182

66

FHLB advances

483

515

962

1,033

Total interest expense

2,682

1,146

4,912

2,325

Net interest income

2,528

2,286

5,071

4,450

Provision for loan losses

-

84

-

128

Net interest income after provision for loan losses

2,528

2,202

5,071

4,322

Noninterest income

Service charges on deposit accounts

121

109

223

201

Gain on sales of securities available

  for sale, net

11

-

11

77

Earnings on life insurance

89

-

180

-

Other income

28

26

81

64

Total noninterest income

249

135

495

342

Noninterest expense

Salaries and employee benefits

1,194

1,050

2,345

2,133

Occupancy and equipment

132

95

246

194

Other expense

437

334

840

721

Total noninterest expense

1,763

1,479

3,431

3,048

Income before income taxes

1,014

858

2,135

1,616

Income tax expense

199

318

524

550

Net income

$

815

$

540

$

1,611

$

1,066

Basic income per common share

$

.47

$

.31

$

.93

$

.62

Diluted income per common share

$

.43

$

.30

$

.86

$

.59

Dividends per common share

$

.05

$

.04

$

.10

$

.08

Basic weighted average common shares outstanding

1,741,803

1,732,445

1,740,102

1,732,033

Diluted weighted average common shares outstanding

1,875,958

1,806,919

1,867,424

1,803,039

See accompanying notes to the condensed consolidated financial statements.

#

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

Six Months Ended June 30,

2005

2004

Cash flows from operating activities

Net income

$

1,611

$

1,066

Adjustments to reconcile net income to net cash

  from operating activities

Depreciation

97

95

Provision for loan loss

-

128

Net amortization on securities available for sale

89

(81)

Gain on sales of securities available for sale, net

(11)

(77)

Stock option expense

70

52

Increase in cash surrender value of life insurance

(180)

-

Net change in:

Accrued interest receivable

(618)

(349)

Other assets

(854)

(1,025)

Accrued interest payable

956

(1)

Other liabilities

(88)

151

Net cash from operating activities

1,072

(41)

Cash flows from investing activities

Purchase of securities available for sale

(43,942)

(35,975)

Proceeds from sales of securities available for sale

2,575

2,587

Proceeds from maturities and calls of securities available for sale

3,835

8,364

Purchase of FHLB stock

(65)

(275)

Net change in loans receivable

(26,751)

(18,002)

Purchase of premises and equipment, net

(891)

(71)

Net cash from investing activities

(65,239)

(43,372)

Cash flows from financing activities

Net change in deposits

18,707

1,821

Net change in securities sold under agreements to repurchase

(2,478)

(373)

Federal funds purchased

24,200

17,700

Cash dividends paid

(174)

(139)

Proceeds from FHLB advances

-

12,500

Repayment of FHLB advances

-

(7,000)

Proceeds from subordinated debentures

5,000

-

Net effect of stock options exercised

129

299

   Net cash from financing activities

45,384

24,808

Net change in cash and cash equivalents

(18,783)

(18,605)

Cash and cash equivalents at beginning of period

45,332

35,429

Cash and cash equivalents at end of period

$

26,549

$

16,824

Supplemental disclosures of cash flow information

Cash paid during the period for

Interest

$

4,743

$

2,326

Income taxes

$

425

$

579

See accompanying notes to the condensed consolidated financial statements.

#

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements include the accounts of St. Joseph Capital Corporation, a bank holding company located in Mishawaka, Indiana (the Company), its wholly owned subsidiary St. Joseph Capital Bank (the Bank) and Riverfront Partners, LLC, a real estate holding company which qualifies as a variable interest entity (VIE), of which the Company is the primary beneficiary.  Also, included in the consolidated financial statements is St. Joseph Capital Holdings, Inc., a wholly owned subsidiary of the Bank, which began operations on September 28, 2004, as an investment subsidiary based in Wilmington, Delaware.  All significant intercompany transactions and accounts have been eliminated in consolidation.  The statements have been prepared by management without an audit by independent certified public accountants.  However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to the consolidated financial statements included in the St. Joseph Capital Corporation’s Form 10-K for the year ended December 31, 2004.

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

Three Month s Ended June 30,

Six Month s Ended June 30,

2005

2004

2005

2004

Basic

1,741,803

1,732,445

1,740,102

1,732,033

Effect of stock options

134,155

74,474

127,322

71,006

Diluted

1,875,958

1,806,919

1,867,424

1,803,039

NOTE 3 – SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows (dollars in thousands):

Gross

Gross

Fair

Unrealized

Unrealized

Value

Gains

Losses

June 30, 2005

U.S. government and

federal agency

$

66,206

$

13

$

(613)

Obligations of states and

political subdivisions

22,455

321

(42)

Mortgage backed

6,738

1

(74)

Marketable equity

37

-

-

$

95,436

$

335

$

(729)

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMETNS (Unaudited)

NOTE 3 - SECURITIES (Continued)

Gross

Gross

Fair

Unrealized

Unrealized

Value

Gains

Losses

December 31, 2004

U.S. government and

federal agency

$

37,949

$

3

$

(313)

Obligations of states and

political subdivisions

14,654

305

(85)

Mortgage backed

5,601

-

(56)

Marketable equity

26

-

-

$

58,230

$

308

$

(454)

The fair value of debt securities at June 30, 2005, by contractual maturity was as follows.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

Fair

Value

Due in one year or less

$

1,701

Due after one year through five years

66,690

Due after five years through ten years

10,651

Due after ten years

9,619

Mortgage backed

6,738

Marketable equity

37

Total

$

95,436

Activities related to gross gains and losses on sales of securities available for sale are summarized as follows (dollars in thousands):

Six Months Ended

June 30, 2005

June 30, 2004

Proceeds

$

2,575

$

2,587

Gross gains

12

77

Gross losses

(1)

-

Tax expense related to net gains

4

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

•

The costs, effects, and outcomes of existing or future litigation.

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

OVERVIEW

The Company was formed in February 1996 for the purpose of organizing the Bank.  The Company opened the Bank for business in February 1997 with $10.0 million in assets and has grown to approximately $446.8  million as of June 30, 2005.  Management anticipates that, as a result of a modestly growing economy in the Michiana area and the increased asset size of the Company, the growth in assets may continue but the annual percentage growth rate may be lower than what was experienced historically.  However, management does expect that the Company’s assets will grow by taking additional market share, expanding into new markets, expanding existing business lines, and as the local economy grows.

The Company continues to focus on the goals that were established at its inception.  The Company offers a distinct approach to serving its clients using an operating philosophy that emphasizes integrity in dealing with others, an extraordinary execution of service, and innovation with technology-driven delivery of products.  This approach, along with the management’s strong ties to the Indiana and Michigan communities it serves, has been the foundation of its success in building client relationships and maintaining controlled, profitable growth.  This focus allows the Bank to operate in an effective and efficient manner providing exceptional client service yet permitting the Bank to be competitive in the marketplace.  The operating philosophy is reflected in the results of the Company’s operations and should be considered as they are analyzed.

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

Another important aspect of the operating philosophy of the Company is to continue to grow at an appropriate rate resulting in fixed non-interest expense becoming a smaller percentage of total assets, which should assist in continuing to improve the Company’s return on average assets (ROAA) and return on average equity (ROAE).  Non-interest expense as a percentage of average assets was 1.65% for the six months ending June 30, 2005 and 1.93% and 2.19% for the years ending 2004 and 2003.   The Company was among the top three percent of peer banks in the country for non-interest expense as a percentage of average assets at June 30, 2005.

The ROAA and ROAE have steadily increased from the inception of the Company.  For the first six months of 2005, annualized ROAA and ROAE were 0.78% and 12.04%.  For the same period last year, annualized ROAA and ROAE were 0.70% and 8.64%.  Management expects that, over time, the Company’s ROAA and ROAE will continue to improve as the Company’s fixed costs are further leveraged and if net income continues to increase.

The following discussion provides additional information regarding the Company’s financial condition as of June 30, 2005 and December 31, 2004, and operations for the three months and six months ended June 30, 2005 and 2004.  The objective of this financial review is to enhance the reader’s understanding and should be read in conjunction with the consolidated financial statements and the accompanying notes thereto and other information in the Company’s 2004 Annual Report on Form 10-K for the year ended December 31, 2004.

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

The allowance for loan losses balance and the provision for loan losses are determined by management based upon periodic reviews of the loan portfolio.  Through the loan review and credit department, management allocates specific portions of the allowance for loan losses based on specifically identifiable problem loans.  In addition, as the Bank does not have an established charge-off history, management considered the level of charge-offs on loans experienced by local peer financial institutions having loan portfolio mix and risk characteristics similar to the Bank’s loan portfolio mix and risk characteristics.  Estimating the risk of loss and the amount of loss is necessarily subjective.  Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on the combination of the loss experience of the Bank and local peers, general economic conditions, information about specific borrower situations including their financial position, collateral values, and other factors and estimates which all are subject to change over time.  As the Company’s loan portfolio matures, the weighting of local peer financial institution charge-off experience will continue to decrease in the determination of the adequacy of the allowance and the weighting of the Company’s own loan loss experience will continue to increase as part of the allowance adequacy determination.  Since the Company has not experienced any charge-offs in its history, the additional weighting of the Company’s experience is expected to continue to decrease the allowance to loan ratio.  The reserve analysis is reviewed regularly by management and the board of directors.

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

The Company has not substantively changed its overall approach in the determination of the allowance for loan losses.  As the Company has matured and economic conditions have changed, the Company has made only minor changes in assumptions or estimation techniques as compared to prior periods that impact the determination of the June 30, 2005 allowance for loan losses.  The Bank has not experienced any charge-offs from loans receivable since inception and at June 30, 2005 no portion of the allowance for loan losses was allocated to impaired loan balances, as there were no loans considered impaired.

Based on the policy discussed above, management is of the opinion that the allowance of $3.6 million, which represents 1.16% of total loans, was adequate to absorb estimated loan losses associated with the loan portfolio at June 30, 2005.  However, there can be no assurance that future losses will not exceed the estimated amounts or that the Company will not be required to make additional provision for losses in the future.

FINANCIAL CONDITION

During the first six months of 2005, the Company’s total assets increased from $399.1 million on December 31, 2004, to $446.8 million on June 30, 2005.  This represented a total increase in assets of $47.7 million or 12.0%.

The Company invested cash and cash equivalents into securities available for sale and loans during the first six months of 2005, decreasing cash and cash equivalents by $18.8 million, from $45.3 million at December 31, 2004 to $26.5 million at June 30, 2005.  The allocation of assets from cash and cash equivalents to securities available for sale and loans was expected, as disclosed at the end of 2004.  For the second year in a row, there was delay in the receipt of property tax dollars from taxpayers used to fund Indiana municipalities.  Property tax dollars were collected during November and December of 2004 for the entire tax year followed by the disbursement of funds to the municipalities.  The Bank’s municipal clients began to deposit their funds toward the end of the fourth quarter of 2004.  On the last business day of 2004 , approximately $25.0 million in deposits were made by municipalities that significantly increased the balance of cash and cash equivalents on December 31, 2004.  The $25.0 million of institutional funds deposited on the last day of the year , along with other funds , were ultimately invested in securities available for sale and loans during the first quarter of 2005.

Property tax dollars were collected during May and June for the 2005 tax year, although , as of June 30, 2005, the Bank’s municipal clients had not received the majority of their funding.  Management expects that the disbursement process will be completed by August 2005.  In anticipation of these funds being deposited, the Bank has increased its short-term borrowings as of June 30, 2005 so proper asset allocation into securities available for sale and loans can remain adequately funded.  As the Bank’s municipal clients receive their funding , the Bank’s short-term borrowings will be decreased.

The $37.2 million or 63.9% increase in securities available for sale was a significant change in the Company’s assets for the six months ending June 30, 2005.  The growth experienced in securities available for sale was primarily in U.S. government and federal agency securities, from $38.3 million at December 31, 2004 to $66.2 million at June 30, 2005 and obligations of states and political subdivision securities, from $14.4 million at December 31, 2004 to $22.5 million at June 30, 2005.  The increase in securities available for sale was a result of the need to deploy funds from cash and cash equivalents due to the deposit growth at the end of 2004 and during the first six months of 2005.

The Company’s loan portfolio increased $26.8 million or 9.6% during the first six months of 2005 with little change in mix of the Company’s loan types since December 31, 2004.  The continued concentration of the loan portfolio in commercial loans is consistent with the stated strategy of the Company to focus on small to mid-size businesses.  Management anticipates this growth will continue as additional relationships are developed as a result of current calling efforts and the addition of new lending personnel.  The deposit accounts related to the Bank’s commercial lending business generate the greatest amount of local deposits, and are the primary source of demand deposits.

The quality of the loan portfolio remains strong.  The Company has not experienced any charge-offs since inception.  Management believes they have instilled a very strong credit culture within the lending department as it pertains to the underwriting and administration processes.  Over 86.5 % of the loan portfolio consists of loans extended directly to companies and individuals doing business and residing within the Company’s market area or having strong, long-standing ties to management.  The remaining portion is comprised of commercial loans participated with certain non-affiliated commercial banks outside of the immediate area, which are underwritten using the same loan underwriting criteria as though the Bank was the originating bank.

The economy in the Company’s market area has had a steady but modest increase over the last couple of years, a trend that has continued during the first half of 2005.  During this period, the Company has grown while at the same time experiencing no significant change in asset quality or in non-performing loan totals.  However, due to the slowdown in the rate of economic growth compared to the late 90’s, the modest rate of the growth in the economy during the recent years, and inflationary pressures, borrowers may experience repayment difficulties, and the level of non-performing loans, charge-offs, and delinquencies could rise and require an increase in the provision for loan losses.

Premise s and equipment increased from $2.4 million at December 31, 2004 to $3.2 million at June 30, 2005.  The $794,000 increase was primarily due to the completion of the Bank’s new Elkhart, Indiana banking center.  As discussed at year-end, due to the accounting guidance on consolidating variable interest entities , the Company has included the entire cost of the new Elkhart banking center building as part of its consolidated fixed assets.  As part of the Company’s expansion into Elkhart, Indiana, the Company became a 49.0% owner in a limited liability corporation, Riverfront Partners, LLC (“LLC”), to help ensure that the Company had a level of control over its new location.  The other owners, a local development group, own 51.0% of the new location and are responsible for building and managing the property.  Due to the nature of the LLC, the accounting guidance classified the LLC as a variable interest entity requiring it to be consolidated into the Company’s financial statements.  The Company’s new Elkhart banking center occupies the first floor of a three-story facility and the impact to the Company’s net income will be the profit or loss in the LLC and the allocated expense for the portion of the building the Company occupies.  On April 15, 2005, the new Elkhart banking center opened for business and the grand opening was held on May 18, 2005.  Included in the three and six month results for 2005 are additional costs for this new banking center ; however, management believes that the net cost of the new location did not significantly impact the Company’s results for the first six months of 2005 and does not expect a significant impact in the future.  At June 30, 2005, the premise s and equipment amount consolidated for the LLC was $1.6 million compared to $1.1 million at December 31, 2004.

Deposits increased $18.7 million during the six month period ended June 30, 2005, totaling $331.4 million, up from $312.7 million at December 31, 2004.  Interest bearing deposits increased $35.0 million partially due to non-interest bearing deposits decreasing $16.3 million and moving to interest bearing deposits.  As discussed above in cash and cash equivalents, on December 31, 2004, deposits of approximately $25.0 million were made at the end of the day and therefore classified as non-interest bearing.  On the next business day, when the funds were collected they became interest bearing.  The increase of $18.7 million during the first half of 2005 was the result of normal deposit growth.

Federal funds purchased increased $24.2 million during the six month period ended June 30, 2005 to $27.0 million.  Federal funds purchased are used as temporary funding sources by the Bank to meet short-term liquidity needs.  The Bank has over $43.5 million in federal funds lines established at correspondent banks.  At times, there will be differences between the asset growth and the funding supporting that growth.  The use of federal funds purchased provides short-term funding for these differences when funding is needed, as was the case at June 30, 2005.  Due to the timing of the receipt of the Bank municipal clients funding, at June 30, 2005 the difference between the asset growth and the funding needed to support that growth required the use of federal funds purchased .

Federal Home Loan Bank of Indianapolis (“FHLB”) advances were unchanged at $41.7 million as of June 30, 2005 and December 31, 2004.  Management uses FHLB advances primarily to assist in the overall asset and liability management of the Bank and for general liquidity purposes.  As of June 30, 2005, the Company held $3.2 million of FHLB stock.

Securities sold under agreement s to repurchase decreased by $2.5 million during the six month period ended June 30, 2005.  As part of the Company’s sweep accounts, collected funds from business clients’ noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements.  Although not considered a deposit account and therefore not FDIC insured, the repurchase agreements from local corporate clients have historically been a very stable source of funding for the Bank.

Subordinated debentures increased $5.0 million from $3.0 million at December 31, 2004 to $8.0 million at June 30, 2005.  On March 17, 2005 , the Company issued $5.0 million of trust preferred securities.  The proceeds from the issuance of the trust preferred securities were used to purchase an equivalent amount of subordinated debentures from the Company that will be used for regulatory capital at both the Bank and the Company.  The additional $5.0 million of trust preferred securities carry a fixed rate of interest that was priced using the five-year swap curve plus 175 basis points for a fixed rate of 6.27%.  Due to the asset growth of the Company in excess of our rate of internal capital generation, management determined that this additional trust preferred issuance for regulatory capital was necessary to continue to be well capitalized for regulatory purposes.

RESULTS OF OPERATIONS

Overview.  Consolidated net income for the six month period ended June 30, 2005 was $1.6 million compared to $1.1 million for the same period in 2004 for an increase of $545,000 or 51.1%.  Income per common share for the six months ended June 30, 2005 increased to $0.93 basic and $0.86 fully-diluted, compared to $0.62 basic and $0.59 fully-diluted for the six months ended June 30, 2004.  The increase in net income for the first half of 2005 compared to the same period in the prior year was comprised of an increase in net interest income after provision for loan losses of $749,000, an increase in non-interest income of $153,000, and a decrease in tax expense of $26,000.  These were offset by an increase in non-interest expense of $383,000.

Consolidated net income for the three month period ended June 30, 2005, was $815,000 compared to $540,000 for the same period in 2004 for an increase of $275,000 or 50.9%.  Income per common share for the three months ended June 30, 2005 increased to $0.47 basic and $0.43 fully-diluted, compared to $0.31 basic and $0.30 fully-diluted for the three months ended June 30, 2004.  The increase in net income for the three months end ed June 30, 2005 compared to the same period in the prior year was comprised of an increase in net interest income after provision for loan losses of $326,000, an increase in non-interest income of $114,000, and a decrease in tax expense of $119,000.  These were offset by an increase in non-interest expense of $284,000.

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

Net interest income during the six months ended June 30, 2005 was $5.1 million, an increase of $621,000 or 13.3% over the $4.5 million earned during the same period in 2004.  Yields on the Company’s interest-earning assets increased by 52 basis points to 5.26% for the six months ended June 30, 2005, from 4.74% for the same period in 2004.  The increased yield was the result of the change in the mix of assets during the first quarter of 2005 described in the financial condition section of this document along with rising interest rates.  Interest income increased $3.2 million from $6.8 million for the six months ended June 30, 2004 to $10.0 million for the same period in 2005.  This increase was due to the higher yields received on interest earning assets but also due to the increased volume in interest earning assets.  Rates paid on interest-bearing liabilities increased by 94 basis points during these same periods , primarily due to higher rates.  Interest expense increased $2.6 million from $2.3 million for the six months ended June 30, 2004 to $4.9 million for the same period in 2005.  This increase was due to the higher rates paid being paid on the Company’s interest bearing liabilities but also due to the increased volume in interest bearing liabilities.  Due to a more significant increase in the rates paid on the Company’s interest-bearing liabilities compared to the increase in the yield on the Company’s interest-earning assets, offset with the growth of the Company’s interest earning assets and interest bearing liabilities, the net interest margin declined 41 basis points from 3.14% for the six months ended June 30, 2004 to 2.73% for the same period in 2005.

The continued rise in short-term interest rates combined with a slower rise in long-term interest rates has flattened the yield curve.  This flattening has impacted the cost of the Company’s interest bearing liabilities more significantly then the yields available on the Company’s interest earning assets, resulting in the compression of the net interest margin.   Management believes that the current level of interest rates are significantly driven by external factors and that the net interest margin could continue to compress if a flat yield curve continues and the Company continues to grow.  As the Company grows, the additional leveraging of capital increases the percentage of interest-bearing liabilities used to fund the asset growth and can also push the net interest margin lower.   If long-term interest rates continue to increase at a slow pace, net interest income can be increased by growth in interest-bearing liabilities and interest-earning assets.  Management does not expect a significant rise in interest rates in the short term, but additional increases are expected during the remainder of 2005.  Therefore, the Company will continu e its effort to optimize its asset mix , and thereby seek to help neutralize the net interest margin impact associated with a changing rate environment and continue to add volume to the balance sheet to increase net interest income in the future.

Net interest income during the three months ended June 30, 2005 was $2.5 million, an increase of $242,000 or 8.7% over the $2.3 million earned during the same period in 2004.  Yields on the Company’s interest-earning assets increased by 55 basis points to 5.40% for the three months ended June 30, 2005, from 4.85% for the same period in 2004.  The increased yield was the result of the change in the mix of assets during the first quarter of 2005 described in the financial condition section of this document along with rising interest rates.  Interest income increased $1.8 million from $3.4 million for the three months ended June 30, 2004 to $5.2 million for the same period in 2005.  This increase was due to the higher yields received on interest earning assets , but also due to the increased volume in interest earning assets.  Rates paid on interest-bearing liabilities increased by 114 basis points during the same period due to the higher rate environment.  Interest expense increased $1.5 million from $1.1 million for the three months ended June 30, 2004 to $2.7 million for the same period in 2005.  This increase was due to the higher rates paid being paid on the Company’s interest bearing liabilities but also due to the increased volume in interest bearing liabilities.  Due to a more significant increase in the rates paid on the Company’s interest-bearing liabilities compared to the increase in the yield on the Company’s interest-earning assets, offset with the growth of the Company’s interest earning assets and interest bearing liabilities, the net interest margin declined 57 basis points from 3.26% for the three months ended June 30, 2004 to 2.69% for the same period in 2005.

#

The following are the average balance sheets for the six months ending June 30:

2005

2004

Average

Average

Average

Average

Balance

Interest

Rate

Balance

Interest

Rate

(Dollars in thousands)

ASSETS

Interest-earning assets

Federal funds sold

$

1,451

$

18

2.45%

$

7,109

$

33

0.94%

Interest-earning deposits in other

  financial institutions

10,488

134

2.59

7,425

65

1.77

Securities available for sale (1)

87,015

1,884

4.37

44,144

903

4.12

FHLB stock

3,128

66

4.24

2,402

60

5.02

Loans receivable (2)

289,112

8,110

5.66

230,680

5,817

5.07

Total interest-earning assets (1)

391,194

10,212

5.26%

291,760

6,878

4.74%

Noninterest-earning assets

Cash and due from banks

14,555

12,876

Allowance for loan losses

(3,578)

(3,391)

Premises and equipment, net

3,056

1,346

Accrued interest receivable and

  other assets

11,715

2,556

$

416,942

$

305,147

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities

Savings, NOW and money

markets

$

198,713

$

2,349

2.38%

$

122,537

$

506

0.83%

Certificates of deposit

90,644

1,307

2.91

60,098

650

2.18

Federal funds purchased

5,567

90

3.25

9,866

61

1.24

Securities sold under agreements

  to repurchase

8,286

22

0.54

5,803

9

0.30

Subordinated debentures

5,818

182

6.30

3,000

66

4.39

FHLB advances

41,740

962

4.65

46,751

1,033

4.45

Total interest-bearing liabilities

350,768

4,912

2.82%

248,055

2,325

1.88%

Noninterest-bearing liabilities

Demand deposits

36,672

31,583

Accrued interest payable and

  other liabilities

2,530

704

Shareholders' equity

26,972

24,805

$

416,942

$

305,147

Net interest income/spread

$

5,300

2.44%

$

4,553

2.86%

Net interest income as a percent

  of average interest earning assets (1)

2.73%

3.14%

(1)

Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities.  Interest income is presented on a tax equivalent basis.

(2)

Includes fees on loans.  The inclusion of loan fees does not have a material effect on the average interest rate.

#

The following are the average balance sheets for the three months ending June 30:

2005

2004

Average

Average

Average

Average

Balance

Interest

Rate

Balance

Interest

Rate

(Dollars in thousands)

ASSETS

Interest-earning assets

Federal funds sold

$

666

$

5

2.75%

$

49

$

1

0.98%

Interest-earning deposits in other

  financial institutions

1,896

13

2.88

3,260

16

2.02

Securities available for sale (1)

97,814

1,072

4.40

49,611

513

4.16

FHLB stock

3,145

34

4.25

2,457

25

4.08

Loans receivable (2)

293,490

4,217

5.76

233,824

2,936

5.05

Total interest-earning assets (1)

397,011

5,341

5.40%

289,201

3,491

4.85%

Noninterest-earning assets

Cash and due from banks

14,944

12,911

Allowance for loan losses

(3,578)

(3,419)

Premises and equipment, net

3,139

1,339

Accrued interest receivable and

  other assets

11,665

2,795

$

423,181

$

302,827

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities

Savings, NOW and money

markets

$

201,565

$

1,311

2.61%

$

118,601

$

242

0.82%

Certificates of deposit

87,095

668

3.08

53,859

302

2.26

Federal funds purchased

10,023

83

3.29

16,012

50

1.24

Securities sold under agreements

  to repurchase

7,378

11

0.58

5,931

4

0.28

Subordinated debentures

8,000

126

6.29

3,000

33

4.36

FHLB advances

41,740

483

4.65

46,982

515

4.42

Total interest-bearing liabilities

355,801

2,682

3.02%

244,385

1,146

1.89%

Noninterest-bearing liabilities

Demand deposits

37,503

32,916

Accrued interest payable and

  other liabilities

2,627

653

Shareholders' equity

27,250

24,873

$

423,181

$

302,827

Net interest income/spread

$

2,659

2.37%

$

2,345

2.97%

Net interest income as a percent

  of average interest earning assets (1)

2.69%

3.26%

(1)

Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities.  Interest income is presented on a tax equivalent basis.

(2)

Includes fees on loans.  The inclusion of loan fees does not have a material effect on the average interest rate.

#

Provision for Loan Losses.  During the three and six months ending June 30, 2005 , there was no provision expense reflecting a decrease from the $84,000 and $128,000 expensed during the same periods in 2004.  Management’s decision not to record any provision expense for the first six months of 2005 was attributed to the credit quality that the Company has experienced since its inception combined with the result of management’s loan loss reserve analysis, which is used in determining the amount of allowance for loan loss required for the loan portfolio.  The additional weighting of the Company’s own loan loss experience in the reserve analysis also has contributed to the decision to decrease the allowance for loan loss as a percentage of gross loans.  The reserve analysis, along with other relevant allowance for loan loss details, is included in the Critical Accounting Policy section located in this document.  The allowance for loan losses as a percentage of total loans outstanding as of June 30, 2005 was 1.16% compared to 1.41% at June 30, 2004.  The allowance for loan losses as a percentage of total loans outstanding at December 31, 2004 was 1.27%.  If the Company’s continued loss experience is similar to the past and the local economy remains stable or improves, it is expected that the reserve analysis will continue to require a smaller allowance for loan loss as a percentage of total loans outstanding, however, additional loan growth would likely require some level of provision expense in the future based upon the reserve analysis.

The Bank has not experienced any charge-offs from loans receivable since inception.  At June 30, 2005, no portion of the allowance for loan losses was allocated to impaired loan balances, as there were no loans considered impaired.  Management believes the allowance for loan losses at June 30, 2005 was adequate to absorb losses in the loan portfolio, including probable incurred losses due to the current state of the economy.  However, there can be no assurance that future losses will not exceed the estimated amounts or that the Company will not be required to make additional provision for losses in the future.

Non-interest Income.  Total non-interest income increased by $153,000 during the six months ended June 30, 2005, and by $114,000 for the three months end ed June 30, 2005 compared to the same periods in 2004.  Non-interest income during the first six months of 2005 consisted primarily of depository account service fees, interchange income on credit cards, securit ies gains, and the recording of the increase in the cash surrender value of the bank owned life insurance.  The non-interest income for the 2004 period included a net gain on the sale of securities of $77,000 compared to the $11,000 included for the three and six months ending June 30, 2005.  The sale of available for sale securities during the second quarter of 2005 was to provide liquidity for the Bank.  Service charges on deposit accounts increased $22,000 for the first six months of 2005 and $12,000 for the three months end ed June 30, 2005 compared to the same period in 2004 as more clients maintained higher average balances in their demand deposit accounts to pay for service charges.  Due to the Company’s operating philosophy, which includes a general aversion to excessive service charges on deposit accounts, significant changes in service charges would not be expected except as a result of continued growth in deposit relationships.

The addition of bank owned life insurance has been the most significant increase to non-interest income.  It produced $180,000 of non-interest income in the first six months of 2005 and $89,000 for the three months ending June 30, 2005 as compared to $0 for the same periods in 2004.  Management anticipates that non-interest income will continue to increase during 2005 compared to 2004 primarily from the increased cash surrender value during the year.

Non-interest Expense.  The main components of non-interest expense were salaries and employee benefits and occupancy and equipment.  Non-interest expense for the six months ended June 30, 2005 was $3.4 million as compared to $3.0 million for the same period in 2004, an increase of $383,000 or 13.3%.  Non-interest expense for the three-month period ended June 30, 2005 was $1.8 million as compared to $1.5 million for the same period in 2004, an increase of $284,000 or 20.0%.  While overhead continues to increase as the Company continues to grow , management remains focused on controlling these expenses without impairing the quality of service provided to clients or the ability to grow the Company.

Salaries and employee benefits, which are the largest component of non-interest expense, experienced the most significant dollar increase of any non-interest expense component.  For the six months ended June 30, 2005, total salaries and employee benefits were $2.3 million compared to $2.1 million for the same period in 2004.  For the three-month period ended June 30, 2005, total salaries and employee benefits were $1.2 million compared to $1.0 for the same period in 2004.  The increase in employee salaries and benefits was a result of merit increases and the hiring of thirteen new employees since June 30, 2004 in order to continue to grow the business as well as to provide high quality client service.

Occupancy and equipment expense increased $52,000 for the six months end ed June 30, 2005 and $37,000 for the three months end ed June 30, 2005 when comparing to the same periods in 2004.  The Company has experienced an increase in occupancy and equipment expense due to the addition of the Elkhart banking center and additional investing in technology but does not expect these additional costs to be significantly different tha n what was experienced in the second quarter of 2005.  The efficiency ratio for the Company at June 30, 2005 was 61.6% compared to 65.4% at June 30, 2004.

Income Taxes.  Income tax expense was $524,000 during the first six months of 2005 compared to $550,000 during the same period of 2004.  The effective tax rates were 24.5% and 34.0% for the six month periods ended June 30, 2005 and 2004.  The decrease in the effective tax rate during the first half of 2005 was , among other items, the result of an increase in the tax exempt interest income from additional purchases of municipal securities, tax exempt non-interest income from bank owned life insurance, and the transfer of most all of the investment securities portfolio to the Bank’s Delaware investment subsidiary reducing the state tax liability from the interest income received at the subsidiary.  Management anticipates that these recently implemented tax planning strategies will help maintain the effective tax rate for the remainder of the year at approximately the same level as experienced in the first half of 2005.

Income tax expense was $199,000 during the three month period ended June 30, 2005 compared to $318,000 during the same period of 2004.  The effective tax rates were 19.6% and 37.1% for the three month periods ended June 30, 2005 and 2004.  The decrease in the effective tax rate during the second quarter of 2005 was , among other items, the result of an increase in the tax exempt interest income from additional purchases of municipal securities, tax exempt non-interest income from bank owned life insurance, and the transfer of most all of the investment securities portfolio to the Bank’s Delaware investment subsidiary reducing the state tax liability from the interest income received at the subsidiary.

LIQUIDITY

The Company’s liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans and securities and net profits.  These monies are used to fund loan requests, meet deposit withdrawals, maintain reserve requirements, and support operations.  Liquidity is primarily achieved through the growth of deposits (both local and out-of-area) and by maintaining liquid assets such as securities available for sale, matured securities, and federal funds sold.  Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that manages interest rate risk and assists in achieving an acceptable level of profitability.  An important part of the overall asset and liability management process is providing adequate liquidity.  Liquid assets were $122.0 million at June 30, 2005 compared to $103.6 million at December 31, 2004.

The Company’s liquidity strategy is to fund loan growth with deposits, repurchase agreements, and FHLB advances and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity.  Although deposit and repurchase agreement growth from depositors located in the market area have consistently increased, the growth has not been sufficient at times to meet the substantial loan growth and provide monies for additional investing activities.  To assist in providing the additional needed funds, the Company has obtained certificates of deposit from customers outside of the market area and placed by deposit brokers for a fee, as well as certificates of deposit obtained from the deposit owners directly.  As of June 30, 2005, brokered deposits totaled $32.3 million, or 9.5% of combined deposits and repurchase agreements, compared to $50.7 million, or 15.7% of combined deposits and repurchase agreements, as of December 31, 2004.  The acceptance of brokered deposits is expected to be an ongoing activity due to the Company’s planned future growth.

The Bank has the ability to borrow money on a daily basis through correspondent banks via established federal funds purchased lines; however, this is viewed as only a secondary and temporary source of funds.  The average balance of federal funds purchased during the six months ended June 30, 2005 equaled $5.6 million, compared to a $1.5 million average federal funds sold during the same period.

As a member of the FHLB, the Bank has access to the FHLB's borrowing programs.  Based on ownership of FHLB stock and available collateral at June 30, 2005, the Bank could borrow up to approximately $112.5 million.  As of June 30, 2005, $41.7 million in FHLB advances was outstanding.  The availability could continue to increase if the loan and investment portfolios grow in the future.

In addition to typical loan funding and deposit flow, the Company must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit.  As of June 30, 2005, there were a total of $91.3 million in unfunded loan commitments and $4.2 million in unfunded standby letters of credit.  Fluctuations in loan balances and commitment levels are monitored, with such data being used in managing overall liquidity.

CAPITAL RESOURCES

Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth.  Shareholders' equity increased by $1.5 million during the first six months of 2005, from $26.5 million at December 31, 2004, to $28.0 million at June 30, 2005.  The increase was primarily attributable to net income of $1.6 million recorded during the first six months of 2005 and $129,000 ,  primarily from the exercise of stock options , offset by a $150,000 decrease in the mark-to-market adjustment for available for sale securities as defined in SFAS No. 115 and $174,000 paid in cash dividends to shareholders.  The adjustment downward in the mark-to-market available for sale securities was the result of increasing interest rates during the first half of 2005.  This downward adjustment in the mark-to-market available for sale securities was due to market conditions and does not represent any permanent deterioration in the underlying principal value of an individual investment.  As individual investments reach their contractual maturities, no losses are expected.

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

The components of total risk-based capital are Tier 1 capital and Tier 2 capital.  Tier 1 capital is total shareholders’ equity less intangible assets plus qualifying trust preferred securities.  Tier 2 capital is Tier 1 capital plus a portion of the allowance for loan losses.  The allowance for loan losses is includable in Tier 2 capital up to a maximum of 1.25% of risk-weighted assets.  The net unrealized appreciation (depreciation) on securities available for sale, net of tax, is not considered in meeting regulatory capital requirements.  The following table provides the minimum regulatory capital requirements and the actual capital ratios at June 30, 2005:

June 30, 2005	Minimum Required For Capital Adequacy Purposes	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions	Company’s Capital Ratio	Bank’s Capital Ratio
Ratio of Total Capital to Risk Weighted Assets	8.0%	10.0%	12.0%	11.4%
Ratio of Tier 1 Capital to Risk Weighted Assets	4.0%	6.0%	10.9%	10.3%
Ratio of Tier 1 Capital to Average Assets	4.0%	5.0%	8.8%	8.0%

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

Management conducted multiple simulations as of June 30, 2005, during which it was assumed that a simultaneous, instant and sustained change in market interest rates occurred.  Results of the simulation suggest that the Company could expect net interest income to increase by approximately $184,000 if interest rates gradually decline by 100 basis points over the next twelve months, and to decrease approximately $160,000 if interest rates gradually increase 100 basis points over the next twelve months, from forecast levels of net interest income absent any changes in rates.  These variances in net interest income were within the Company’s policy parameters established to manage interest rate risk.  Other simulations are run quarterly looking at changes to net interest income given 200 and 300 basis point changes in interest rates.

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

Results of the economic value of equity analysis done as of June 30, 2005, suggest that the Company could expect the value of its equity to decrease 3.33% and 7.07%, if there was an immediate interest rate shift upward of 100 and 200 basis points and to increase 2.27% and 2.31%, if there was an immediate interest rate shift downward of 100 and 200 basis points.  Management believes the different scenarios indicate a financial services organization that has relatively low overall interest rate risk.

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

ITEM 4.

CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2005.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective.  There have been no significant changes in our internal controls or disclosure controls or in other factors that could significantly affect internal controls or our disclosure controls ..

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

Item 4.

Submission Of Matters To A Vote Of Security Holders

On May 19, 2005, the Company held the annual meeting of shareholders.  At the meeting, Todd B. Martin, Myron C. Noble, David A. Eckrich, and Ben F. Ziolkowski were elected to serve as Class III directors with terms expiring in 2008.  Continuing as Class I directors until 2006 are Anna Reilly, Michael R. Leep, Sr., John Affleck-Graves, and John W. Rosenthal.  Continuing as Class II directors until 2007 are Brian R. Brady, Jeffrey V. Hammes, Jack K. Matthys, and Arthur H. McElwee, Jr.

There were 1,741,445 issued and outstanding shares of common stock and there were 1,457,481 shares of common stock represented at the annual meeting.  The voting on each item presented at the annual meeting was as follows:

Election of Directors

Votes For

Votes Withheld

Todd B. Martin

1,456,031

1,450

Myron C. Noble

1,455,997

1,484

David A. Eckrich

1,455,605

1,876

Ben F. Ziolkowski

1,455,297

2,184

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

1.1

Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Chief Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

St. Joseph Capital Corporation

(Registrant)

Date:  August 11 , 2005

/s/ John W. Rosenthal

John W. Rosenthal

President and Chief Executive Officer

Date:  August 11 , 2005

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

August 11 , 2005

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

August 11 , 2005

/s/ Mark E. Secor

Mark E. Secor

Chief Financial Officer

 #

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of St. Joseph Capital Corporation (the “Company”) on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John W. Rosenthal, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John W. Rosenthal

John W. Rosenthal

Chief Executive Officer

August 11 , 2005

 #

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of St. Joseph Capital Corporation (the “Company”) on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Mark E. Secor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Mark E. Secor

Mark E. Secor

Chief Financial Officer

August 11 , 2005

 #