Form 10-Q
period 2005-09-30
ST JOSEPH CAPITAL CORP
filed 2005-11-09
CIK 1015856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2005

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

Yes

No

X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes

No

X

There were 1,748,411 shares of the Registrant’s common stock, $0.01 par value per share, outstanding as of November 9, 2005.

#

TABLE OF CONTENTS

Page

Number

PART I – FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets,

September 30, 2005 (Unaudited) and December 31, 2004

3

Condensed Consolidated Statements of Income,

Three Months Ended September 30, 2005 and 2004 (Unaudited)

Nine Months Ended September 30, 2005 and 2004 (Unaudited)

4

Condensed Consolidated Statements of Cash Flows,

Nine Months Ended September 30, 2005 and 2004 (Unaudited)

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

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

September 30,

December 31,

2005

2004

ASSETS

Cash and due from banks

$        18,452

$

37,784

Interest-earning deposits in other financial institutions

484

7,548

Total cash and cash equivalents

18,936

45,332

Securities available for sale

84,718

58,230

Federal Home Loan Bank (FHLB) stock, at cost

3,152

3,087

Loans, net of allowance of $3,578 and $3,578

327,394

278,421

Accrued interest receivable

2,020

1,661

Premises and equipment, net

3,294

2,409

Cash surrender value of life insurance

8,348

8,072

Other assets

2,905

1,847

Total assets

$

450,767

$

399,059

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities

Deposits

Noninterest-bearing

$

39,564

$

56,185

Interest-bearing

293,312

256,472

Total deposits

332,876

312,657

Federal funds purchased

15,400

2,800

Securities sold under agreements to repurchase

6,120

10,307

Federal Home Loan Bank advances

57,000

41,740

Accrued interest payable

372

203

Subordinated debentures

8,000

3,000

Other liabilities

2,462

1,820

Total liabilities

422,230

372,527

Shareholders’ equity

Common stock, $0.01 par value, 2,500,000 shares

authorized; 1,748,411 and 1,737,445 shares issued and

outstanding at September 30, 2005 and December 31, 2004

17

17

Additional paid-in capital

20,173

19,436

Retained earnings

8,874

7,166

Accumulated other comprehensive income (loss)

(527)

(87)

Total shareholders’ equity

28,537

26,532

Total liabilities and shareholders’ equity

$

450,767

$

399,059

See accompanying notes to the condensed consolidated financial statements.

#

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

Three Months Ended September 30,

Nine Months Ended September 30,

2005

2004

2005

2004

Interest income

Loans, including fees

$

4,775

$

3,261

$

12,885

$

9,078

Securities available for sale - taxable

640

350

1,952

995

Securities available for sale - tax exempt

186

91

529

246

FHLB stock

36

31

102

91

Federal funds sold

3

1

21

34

Other interest earning assets

51

29

185

94

Total interest income

5,691

3,763

15,674

10,538

Interest expense

Deposits

2,341

711

5,997

1,867

Federal funds purchased

115

65

205

126

Securities sold under agreements to repurchase

10

5

32

14

Subordinated debentures

128

36

310

102

FHLB advances

513

498

1,476

1,531

Total interest expense

3,107

1,315

8,020

3,640

Net interest income

2,584

2,448

7,654

6,898

Provision for loan losses

-

95

-

223

Net interest income after provision for loan losses

2,584

2,353

7,654

6,675

Noninterest income

Service charges on deposit accounts

97

108

320

309

Gain on sales of securities available

  for sale, net

-

29

11

106

Earnings on life insurance

96

-

276

-

Other income

39

31

120

95

Total noninterest income

232

168

727

510

Noninterest expense

Salaries and employee benefits

1,239

1,077

3,583

3,210

Occupancy and equipment

135

93

381

287

Other expense

371

346

1,211

1,067

Total noninterest expense

1,745

1,516

5,175

4,564

Income before income taxes

1,071

1,005

3,206

2,621

Income tax expense

268

372

792

922

Net income

$

803

$

633

$

2,414

$

1,699

Basic income per common share

$

.46

$

.37

$

1.39

$

.98

Diluted income per common share

$

.43

$

.35

$

1.29

$

.94

Dividends per common share

$

.05

$

.04

$

.15

$

.12

Basic weighted average common shares outstanding

1,746,401

1,732,445

1,742,225

1,732,171

Diluted weighted average common shares outstanding

1,875,652

1,808,220

1,870,254

1,804,804

See accompanying notes to the condensed consolidated financial statements.

#

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

Nine Months Ended September 30,

2005

2004

Cash flows from operating activities

Net income

$

2,414

$

1,699

Adjustments to reconcile net income to net cash

  from operating activities

Depreciation

151

142

Provision for loan loss

-

223

Net amortization on securities available for sale

115

(102)

Gain on sales of securities available for sale, net

(11)

(106)

Stock option expense

103

80

Increase in cash surrender value of life insurance

(276)

-

Net change in:

Accrued interest receivable

(359)

(235)

Other assets

(765)

(759)

Accrued interest payable

169

1

Other liabilities

642

116

Net cash from operating activities

2,183

1,059

Cash flows from investing activities

Purchase of securities available for sale

(43,955)

(38,475)

Proceeds from sales of securities available for sale

12,383

4,910

Proceeds from maturities and calls of securities available for sale

4,248

9,429

Purchase of FHLB stock

(65)

(511)

Net change in loans receivable

(48,973)

(38,811)

Purchase of premises and equipment, net

(1,036)

(115)

Net cash from investing activities

(77,398)

(63,573)

Cash flows from financing activities

Net change in deposits

20,219

47,317

Net change in securities sold under agreements to repurchase

(4,187)

(258)

Federal funds purchased

12,600

6,800

Cash dividends paid

(261)

(208)

Proceeds from FHLB advances

20,000

27,500

Repayment of FHLB advances

(4,740)

(32,280)

Proceeds from subordinated debentures

5,000

-

Net effect of stock options exercised

188

299

   Net cash from financing activities

48,819

49,170

Net change in cash and cash equivalents

(26,396)

(13,344)

Cash and cash equivalents at beginning of period

45,332

35,429

Cash and cash equivalents at end of period

$

18,936

$

22,085

Supplemental disclosures of cash flow information

Cash paid during the period for

Interest

$

7,851

$

3,639

Income taxes

$

1,243

$

1,193

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

Three Months Ended September 30,

Nine Months Ended September 30,

2005

2004

2005

2004

Basic

1,746,401

1,732,445

1,742,225

1,732,171

Effect of stock options

129,251

75,775

128,029

72,633

Diluted

1,875,652

1,808,220

1,870,254

1,804,804

NOTE 3 – SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows (dollars in thousands):

Gross

Gross

Fair

Unrealized

Unrealized

Value

Gains

Losses

September 30, 2005

U.S. government and

federal agency

$

57,910

$

-

$

(904)

Obligations of states and

political subdivisions

20,495

205

(60)

Mortgage backed

6,275

1

(117)

Marketable equity

38

-

-

$

84,718

$

206

$

(1,081)

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMETNS (Unaudited)

NOTE 3 - SECURITIES (Continued)

Gross

Gross

Fair

Unrealized

Unrealized

Value

Gains

Losses

December 31, 2004

U.S. government and

federal agency

$

37,949

$

3

$

(313)

Obligations of states and

political subdivisions

14,654

305

(85)

Mortgage backed

5,601

-

(56)

Marketable equity

26

-

-

$

58,230

$

308

$

(454)

The fair value of debt securities at September 30, 2005, by contractual maturity was as follows.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

Fair

Value

Due in one year or less

$

1,705

Due after one year through five years

58,255

Due after five years through ten years

9,993

Due after ten years

8,453

Mortgage backed

6,274

Marketable equity

38

Total

$

84,718

Activities related to gross gains and losses on sales of securities available for sale are summarized as follows (dollars in thousands):

Nine Months Ended

September 30, 2005

September 30, 2004

Proceeds

$

12,383

$

2,587

Gross gains

40

77

Gross losses

(29)

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

OVERVIEW

The Company was formed in February 1996 for the purpose of organizing the Bank.  The Company opened the Bank for business in February 1997 with $10.0 million in assets and has grown to approximately $450.8 million as of September 30, 2005.  Management anticipates that, as a result of a modestly growing economy in the Michiana area and the increased asset size of the Company, the growth in assets may continue but the annual percentage growth rate may be lower than what was experienced historically.  However, management does expect that the Company’s assets will grow by taking additional market share, expanding into new markets, expanding existing business lines, and as the local economy grows.

The Company continues to focus on the goals that were established at its inception.  The Company offers a customized approach to serving its clients using an operating philosophy that emphasizes integrity in dealing with others, an extraordinary execution of service, and innovation with technology-driven delivery of products.  This approach, along with management’s strong ties to the Indiana and Michigan communities it serves, has been the foundation of its success in building client relationships and maintaining controlled, profitable growth.  This focus allows the Bank to operate in an effective and efficient manner providing exceptional client service yet permitting the Bank to be competitive in the marketplace.  The operating philosophy is reflected in the results of the Company’s operations and should be considered as they are analyzed.

The focus on credit quality is evident as the Bank has not yet experienced a single loan charge-off, which in turn allows for more efficient use of the Company’s resources, including time, dollars, and energy.  As a general rule, the most credit worthy borrowers are able to negotiate very favorable pricing terms in the market.  Additionally, for strategic reasons, the Bank has historically retained substantially all of its residential mortgage loans , which are generally less risky than other types of loans.  Therefore, the interest rates on residential mortgages are less than other types of term loans.  These two factors have contributed to the superior asset quality record achieved by the Bank but have also contributed to a lower net interest margin.

Partially offsetting the lower net interest margin is the Company’s low overhead ratio (non-interest expense divided by average assets).  A consistently low overhead ratio continues to allow for competitive product pricing and lower service charges for the Bank’s clients.  Non-interest expense as a percentage of average assets was 1.63% for the nine months ending September 30, 2005 and 1.93% and 2.19% for the years ending 2004 and 2003.  The Company was among the top three percent of peer banks in the country for non-interest expense as a percentage of average assets at September 30, 2005.  Another important aspect of the Company’s operating philosophy is to continue to grow at an appropriate rate helping to control the fixed non-interest expenses allowing them to become a smaller percentage of total assets, which should assist in continuing to improve the Company’s return on average assets (ROAA) and return on average equity (ROAE).

The ROAA and ROAE have steadily increased from the inception of the Company.  For the first nine months of 2005, annualized ROAA and ROAE were 0.76% and 11.96%.  For the same period last year, annualized ROAA and ROAE were 0.73% and 9.09%.  Management expects that, over time, the Company’s ROAA and ROAE will continue to improve as the Company’s fixed costs are further leveraged and as net income increases.

The following discussion provides additional information regarding the Company’s financial condition as of September 30, 2005 and December 31, 2004, and operations for the three months and nine months ended September 30, 2005 and 2004.  The objective of this financial review is to enhance the reader’s understanding and should be read in conjunction with the consolidated financial statements and the accompanying notes thereto and other information in the Company’s 2004 Annual Report on Form 10-K for the year ended December 31, 2004.

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

The allowance for loan losses balance and the provision for loan losses are determined by management based upon periodic reviews of the loan portfolio.  Through the loan review and credit department, management allocates specific portions of the allowance for loan losses based on specifically identifiable problem loans.  In addition, as the Bank does not have an established charge-off history, management considers the level of charge-offs on loans experienced by local peer financial institutions having loan portfolio mix and risk characteristics similar to the Bank’s loan portfolio mix and risk characteristics.  Estimating the risk of loss and the amount of loss is necessarily subjective.  Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on the combination of the loss experience of the Bank and local peers, general economic conditions, information about specific borrower situations including their financial position, collateral values, and other factors and estimates which all are subject to change over time.  As the Company’s loan portfolio matures, the weighting of local peer financial institution charge-off experience will continue to decrease in the determination of the adequacy of the allowance and the weighting of the Company’s own loan loss experience will continue to increase as part of the allowance adequacy determination.  Since the Company has not experienced any charge-offs in its history, the additional weighting of the Company’s experience is expected to continue to decrease the allowance for loan loss to loans ratio.  The reserve analysis is reviewed regularly by management and the Board of Directors ..

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

The Company has not substantively changed its overall methodology in the determination of the allowance for loan losses.  As the Company has matured and economic conditions have changed, the Company has made only minor changes in assumptions or estimation techniques as compared to prior periods that impact the determination of the September 30, 2005 allowance for loan losses. The Bank has not experienced any charge-offs from loans receivable since inception and at September 30, 2005 no portion of the allowance for loan losses was allocated to impaired loan balances, as there were no loans considered impaired.

Based on the policy discussed above, management is of the opinion that the allowance of $3.6 million, which represents 1.08% of total loans, was adequate to absorb estimated loan losses associated with the loan portfolio at September 30, 2005.  However, there can be no assurance that future losses will not exceed the estimated amounts or that the Company will not be required to make additional provision for losses in the future.

FINANCIAL CONDITION

During the first nine months of 2005, the Company’s total assets increased from $399.1 million on December 31, 2004, to $450.8 million on September 30, 2005.  This represented a total increase in assets of $51.7 million or 13.0%.

The Company invested cash and cash equivalents into securities available for sale and loans during the first nine months of 2005, decreasing cash and cash equivalents by $26.4 million, from $45.3 million at December 31, 2004 to $18.9 million at September 30, 2005.  The allocation of assets from cash and cash equivalents to securities available for sale and loans was expected, as disclosed at the end of 2004.  For the second year in a row, there was delay in the receipt of property tax dollars from taxpayers used to fund Indiana municipalities.  Property tax dollars were collected during November and December of 2004 for the entire tax year followed by the disbursement of funds to the municipalities.  The Bank’s municipal clients began to deposit their funds toward the end of the fourth quarter of 2004.  On the last business day of 2004, approximately $25.0 million in deposits were made by municipalities that significantly increased the balance of cash and cash equivalents on December 31, 2004.  The $25.0 million of municipal funds deposited on the last day of the year, along with other funds, were ultimately invested in securities available for sale and loans during the first quarter of 2005.

The $26.5 million or 45.5% increase in securities available for sale was a significant change in the Company’s assets for the nine months ending September 30, 2005.  The growth experienced in securities available for sale was primarily in U.S. government and federal agency securities, from $38.0 million at December 31, 2004 to $57.9 million at September 30, 2005 , and obligations of states and political subdivision securities, from $14.7 million at December 31, 2004 to $20.5 million at September 30, 2005.  The increase in securities available for sale was a result of the need to deploy funds from cash and cash equivalents due to the deposit growth at the end of 2004.  During the three and nine month periods ending September 30, 2005 the Company sold $9.8 million and $12.4 million to help fund the Company’s growth in the loan portfolio and as part of the decision to reallocate a portion of securities available for sale.  The sale of these securities resulted in an $11,000 gain during the nine month period of 2005 but resulted in no gain or loss during the three month period ending September 30, 2005.

The Company’s loan portfolio increased $49.0 million or 17.6% during the first nine months of 2005 with little change in mix of the Company’s loan types since December 31, 2004.  The continued concentration of the loan portfolio in commercial loans is consistent with the stated strategy of the Company to focus on small to mid-size businesses.  Management anticipates this growth will continue as additional relationships are developed as a result of current calling efforts and the addition of new lending personnel.  The deposit accounts related to the Bank’s commercial lending business generate the greatest amount of local deposits, and are a significant source of demand deposits.

The quality of the loan portfolio remains strong.  The Company has not experienced any charge-offs since its inception.  Management believes they have instilled a very strong credit culture within the lending department as it pertains to the underwriting and administration processes.  Over 87.2 % of the loan portfolio consists of loans extended directly to companies and individuals doing business and residing within the Company’s market area or having strong ties to management.  The remaining portion is comprised of commercial loans participated with certain non-affiliated commercial banks outside of the immediate area, which are underwritten using the same loan underwriting criteria as though the Bank was the originating bank.

The economy in the Company’s market area has had a steady but modest increase over the last couple of years, a trend that has continued during first nine months of 2005.  During this period, the Company has grown while at the same time experiencing no significant change in asset quality or in non-performing loan totals.  However, due to the slowdown in the rate of economic growth compared to the late 90’s, the modest rate of the growth in the economy during the recent years, increasing interest rates, uncertainty created by the various weather related natural disasters, and inflationary pressures, borrowers may experience repayment difficulties, and the level of non-performing loans, charge-offs, and delinquencies could rise and require an increase in the provision for loan losses.

Premises and equipment increased from $2.4 million at December 31, 2004 to $3.3 million at September 30, 2005.  The $885,000 increase was primarily due to the completion of the Bank’s new Elkhart, Indiana banking center.  As discussed at year-end, due to the accounting guidance on consolidating variable interest entities, the Company has included the entire cost of the new Elkhart banking center building as part of its consolidated fixed assets.  As part of the Company’s expansion into Elkhart, Indiana, the Company became a 49.0% owner in a limited liability corporation, Riverfront Partners, LLC (“LLC”), to help ensure that the Company had a level of control over its new location.  The other owners, a local development group, own 51.0% of the new location and were responsible for the completion of the building and the ongoing management of the property.  Due to the nature of the LLC it has been classified as a variable interest entity requiring it to be consolidated into the Company’s financial statements.  The Company’s new Elkhart banking center occupies the first floor of a three-story facility and the impact to the Company’s net income will be the profit or loss in the LLC and the allocated expense for the portion of the building the Company occupies.  On April 15, 2005, the new Elkhart banking center opened for business and the grand opening was held on May 18, 2005.  Included in the three and nine month results for 2005 are additional costs for this new banking center; however, management believes that the net cost of the new location did not significantly impact the Company’s results for the first nine months of 2005 and does not expect a significant impact in the future.  At September 30, 2005, the premises and equipment amount consolidated for the LLC was $1.6 million compared to $1.1 million at December 31, 2004.

Deposits increased $20.2 million during the nine month period ended September 30, 2005, totaling $332.9 million, up from $312.7 million at December 31, 2004.  Interest bearing deposits increased $36.8 million partially due to non-interest bearing deposits decreasing $16.6 million and moving to interest bearing deposits.  As discussed above in the section on cash and cash equivalents, on December 31, 2004, deposits of approximately $25.0 million were made at the end of the day and therefore classified as non-interest bearing.  On the next business day, when the funds were collected they became interest bearing.  The increase of $20.2 million during the first nine months of 2005 was the result of normal deposit growth.

The Company’s municipal business line provides a significant percentage of the Company’s deposit funding and also contributes to the fluctuation in the Company’s short term funding balances as the municipal account balances increase and decrease.  At September 30, 2005, $142.5 million or 42.8% of the $332.9 million of deposits are from the Company’s municipal business line.  The typical funding pattern by which the municipalities operate is dependent on the collection of property tax dollars by the local governments.  Most of the property taxes are collected in May and November by the local governments and the funding to the municipalities is provided in June and December.  As the funds are used by the municipalities their account balances decrease until the next funding date.  As these municipal balances fluctuate, the Company uses similar cost short-term funding sources to manage the funding needs.

As the municipal business line grows the Company anticipates more utilization of the corporate agency trust agreements that the Company’s municipal clients have entered into with the Bank’s Trust Department.  These corporate agency trust relationships provide municipalities with another option for managing their accounts by allowing a portion of their deposited funds to be swept into their trust accounts which are off of the Bank’s balance sheet and does not require an allocation of the Bank’s capital.  As additional funding is required at the Bank , the funds in the trust accounts can be swept back to their accounts at the Bank.  With the utilization of these trust relationships the management of some of the fluctuation in their deposit accounts at the Bank due to the funding patterns without the use of short-term funding sources is possible.  Depending on the asset growth of the Company the ability to utilize the Bank’s Trust Department as another option for the municipal clients will vary.  The growth of this business line continues to be a focus for the Company and it is expected to continue to be a significant funding source for the Company.

Federal funds purchased increased $12.6 million during the nine month period ended September 30, 2005 to $15.4 million.  Federal funds purchased are used as temporary funding sources by the Bank to meet short-term liquidity needs.  The Bank has over $43.5 million in federal funds lines established at correspondent banks.  At times, there will be differences between the asset growth and the funding supporting that growth.  The use of federal funds purchased provides short-term funding for these differences when funding is needed, as was the case at September 30, 2005.

Federal Home Loan Bank of Indianapolis (“FHLB”) advances increased $15.3 million from $41.7 million at December 31, 2004 to $57.0 million at September 30, 2005.  This increase was the result of $20.0 million of overnight advances added during the three months ending September 30, 2005, and the maturity of $4.7 million of long-term advances during the same period.  Overnight advances are used by the Company to assist in liquidity management from time to time primarily due to the expected changes in the balances in the Company’s municipal line of business and totaled $20.0 million at September 30, 2005.  Long-term FHLB advances totaled $37.0 million at September 30, 2005 and are primarily used to assist in the overall asset and liability management of the Company.  As of September 30, 2005, the Company held $3.2 million of FHLB stock.

Securities sold under agreements to repurchase decreased by $4.2 million during the nine month period ended September 30, 2005.  As part of the Company’s sweep accounts, collected funds from business clients’ noninterest-bearing checking accounts are invested into overnight interest-bearing repurchase agreements.  Although not considered a deposit account and therefore not FDIC insured, the repurchase agreements from local corporate clients have historically been a very stable source of funding for the Bank.

Subordinated debentures increased $5.0 million from $3.0 million at December 31, 2004 to $8.0 million at September 30, 2005.  On March 17, 2005, the Company issued $5.0 million of trust preferred securities.  The proceeds from the issuance of the trust preferred securities were used to purchase an equivalent amount of subordinated debentures from the Company that will be used for regulatory capital at both the Bank and the Company.  The additional $5.0 million of trust preferred securities carry a fixed rate of interest that was priced using the five-year swap curve plus 175 basis points for a fixed rate of 6.27%.  Due to the asset growth of the Company in excess of the rate of internal capital generation, management determined that this additional trust preferred issuance for regulatory capital was necessary to continue to be well capitalized for regulatory purposes.

RESULTS OF OPERATIONS

Overview.  Consolidated net income for the nine month period ended September 30, 2005 was $2.4 million compared to $1.7 million for the same period in 2004 for an increase of $715,000 or 42.1%.  Income per common share for the nine months ended September 30, 2005 increased to $1.39 basic and $1.29 fully-diluted, compared to $0.98 basic and $0.94 fully-diluted for the nine months ended September 30, 2004.  The increase in net income for the first nine months of 2005 compared to the same period in the prior year was comprised of an increase in net interest income after provision for loan losses of $979,000, an increase in non-interest income of $217,000, and a decrease in tax expense of $130,000.  These were offset by an increase in non-interest expense of $611,000.

Consolidated net income for the three month period ended September 30, 2005, was $803,000 compared to $633,000 for the same period in 2004 for an increase of $170,000 or 26.9%.  Income per common share for the three months ended September 30, 2005 increased to $0.46 basic and $0.43 fully-diluted, compared to $0.37 basic and $0.35 fully-diluted for the three months ended September 30, 2004.  The increase in net income for the three months ended September 30, 2005 compared to the same period in the prior year was comprised of an increase in net interest income after provision for loan losses of $231,000, an increase in non-interest income of $64,000, and a decrease in tax expense of $104,000.  These were offset by an increase in non-interest expense of $229,000.

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

Net interest income during the nine months ended September 30, 2005 was $7.7 million, an increase of $756,000 or 11.0% over the $6.9 million earned during the same period in 2004.  Yields on the Company’s interest-earning assets increased by 56 basis points to 5.38% for the nine months ended September 30, 2005, from 4.82% for the same period in 2004.  The increased yield was the result of the change in the mix of assets along with rising interest rates.  Interest income increased $5.2 million from $10.5 million for the nine months ended September 30, 2004 to $15.7 million for the same period in 2005.  This increase was due to the higher yields received on interest earning assets but also due to the increased volume in interest earning assets.  Rates paid on interest-bearing liabilities increased by 105 basis points during these same periods, primarily due to a higher rate environment ..  Interest expense increased $4.4 million from $3.6 million for the nine months ended September 30, 2004 to $8.0 million for the same period in 2005.  This increase was due to the higher rates paid being paid on the Company’s interest bearing liabilities but also due to the increased volume in interest bearing liabilities.  Due to a more significant increase in the rates paid on the Company’s interest-bearing liabilities compared to the increase in the yield on the Company’s interest-earning assets, offset with the growth of the Company’s interest earning assets and interest bearing liabilities, the net interest margin declined 49 basis points from 3.18% for the nine months ended September 30, 2004 to 2.69% for the same period in 2005.

The continued rise in short-term interest rates combined with a slower rise in long-term interest rates has flattened the yield curve.  This flattening has impacted the cost of the Company’s interest bearing liabilities more significantly than the yields available on the Company’s interest earning assets, resulting in the compression of the net interest margin.  The interest bearing liabilities were partially impacted due to the increase in short-term interest rates during 2005 combined with the growth in the municipal business line. The rates paid to a significant portion of the Company’s municipal accounts are indexed to the short-term rates and adjust daily which has contributed to the higher interest expense.

Management believes that the current level of interest rates is significantly driven by external factors and that the net interest margin could continue to compress if a flat yield curve continues and the Company continues to grow.  As the Company grows, the additional leveraging of capital increases the percentage of interest-bearing liabilities used to fund the asset growth and can also push the net interest margin lower.  If long-term interest rates continue to increase at a slow pace, net interest income can be increased by growth in interest-bearing liabilities and interest-earning assets.  Management expects short-term interest rates to continue to increase during the remainder of 2005.  Therefore, the Company will continue its effort to optimize its asset mix, and thereby seek to help neutralize the net interest margin impact associated with a changing rate environment and continue to add volume to the balance sheet to increase net interest income in the future.

Net interest income during the three months ended September 30, 2005 was $2.6 million, an increase of $136,000 or 5.6% over the $2.4 million earned during the same period in 2004.  Yields on the Company’s interest-earning assets increased by 61 basis points to 5.58% for the three months ended September 30, 2005, from 4.97% for the same period in 2004.  The increased yield was the result of the change in the mix of assets along with rising interest rates.  Interest income increased $1.9 million from $3.8 million for the three months ended September 30, 2004 to $5.7 million for the same period in 2005.  This increase was due to the higher yields received on interest earning assets, but also due to the increased volume in interest earning assets.  Rates paid on interest-bearing liabilities increased by 129 basis points during the same period due to the higher rate environment.  Interest expense increased $1.8 million from $1.3 million for the three months ended September 30, 2004 to $3.1 million for the same period in 2005.  This increase was due to the higher rates paid on the Company’s interest bearing liabilities but also due to the increased volume in interest bearing liabilities.  Due to a more significant increase in the rates paid on the Company’s interest-bearing liabilities compared to the increase in the yield on the Company’s interest-earning assets, offset with the growth of the Company’s interest earning assets and interest bearing liabilities, the net interest margin declined 66 basis points from 3.26% for the three months ended September 30, 2004 to 2.60% for the same period in 2005.

#

The following are the average balance sheets for the nine months ending September 30:

2005

2004

Average

Average

Average

Average

Balance

Interest

Rate

Balance

Interest

Rate

(Dollars in thousands)

ASSETS

Interest-earning assets

Federal funds sold

$

1,055

$

21

2.69%

$

4,785

$

34

0.95%

Interest-earning deposits in other

  financial institutions

8,984

185

2.76

6,561

94

1.90

Securities available for sale (1)

86,804

2,834

4.36

45,107

1,404

4.16

FHLB stock

3,136

102

4.33

2,521

91

4.84

Loans receivable (2)

298,683

12,885

5.77

237,521

9,078

5.11

Total interest-earning assets (1)

398,662

16,027

5.38%

296,495

10,701

4.82%

Noninterest-earning assets

Cash and due from banks

15,040

13,064

Allowance for loan losses

(3,578)

(3,440)

Premises and equipment, net

3,113

1,337

Accrued interest receivable and

  other assets

11,286

2,803

$

424,523

$

310,259

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities

Savings, NOW and money

markets

$

204,461

$

4,011

2.62%

$

117,444

$

782

0.89%

Certificates of deposit

88,475

1,986

3.00

68,182

1,085

2.13

Federal funds purchased

7,834

205

3.50

11,659

126

1.45

Securities sold under agreements

  to repurchase

7,963

32

0.54

6,007

14

0.31

Subordinated debentures

8,000

310

5.18

3,000

102

4.55

FHLB advances

42,947

1,476

4.59

45,657

1,531

4.48

Total interest-bearing liabilities

359,680

8,020

2.98%

251,949

3,640

1.93%

Noninterest-bearing liabilities

Demand deposits

36,984

32,401

Accrued interest payable and

  other liabilities

876

941

Shareholders' equity

26,984

24,968

$

424,524

$

310,259

Net interest income/spread

$

8,007

2.39%

$

7,061

2.89%

Net interest income as a percent

  of average interest earning assets (1)

2.69%

3.18%

(1)

Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities.  Interest income is presented on a tax equivalent basis.

(2)

Includes fees on loans.  The inclusion of loan fees does not have a material effect on the average interest rate.

#

The following are the average balance sheets for the three months ending September 30:

2005

2004

Average

Average

Average

Average

Balance

Interest

Rate

Balance

Interest

Rate

(Dollars in thousands)

ASSETS

Interest-earning assets

Federal funds sold

$

376

$

3

3.78%

$

187

$

1

2.02%

Interest-earning deposits in other

  financial institutions

6,111

51

3.31

4,852

29

2.29

Securities available for sale (1)

86,289

950

4.37

46,926

501

4.24

FHLB stock

3,152

36

4.50

2,758

31

4.54

Loans receivable (2)

317,514

4,775

5.97

251,053

3,261

5.17

Total interest-earning assets (1)

413,442

5,815

5.58%

305,776

3,823

4.97%

Noninterest-earning assets

Cash and due from banks

15,910

13,434

Allowance for loan losses

(3,578)

(3,538)

Premises and equipment, net

3,227

1,321

Accrued interest receivable and

  other assets

11,750

3,247

$

440,751

$

320,240

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities

Savings, NOW and money

markets

$

215,766

$

1,661

3.06%

$

107,530

$

276

1.02%

Certificates of deposit

84,209

680

3.20

84,083

435

2.06

Federal funds purchased

12,298

115

3.72

15,205

65

1.72

Securities sold under agreements

  to repurchase

7,327

10

0.55

6,412

5

0.33

Subordinated debentures

8,000

128

6.37

3,000

36

4.86

FHLB advances

45,320

513

4.49

43,494

498

4.54

Total interest-bearing liabilities

372,920

3,107

3.31%

259,724

1,316

2.02%

Noninterest-bearing liabilities

Demand deposits

37,598

34,018

Accrued interest payable and

  other liabilities

2,714

1,208

Shareholders' equity

27,519

25,290

$

440,751

$

320,240

Net interest income/spread

$

2,708

2.27%

$

2,507

2.96%

Net interest income as a percent

  of average interest earning assets (1)

2.60%

3.26%

(1)

Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities.  Interest income is presented on a tax equivalent basis.

(2)

Includes fees on loans.  The inclusion of loan fees does not have a material effect on the average interest rate.

#

Provision for Loan Losses.  During the three and nine months ending September 30, 2005, no provision expense was recorded.  This reflec ted a decrease from the $95,000 and $223,000 expensed during the same periods in 2004.  Management’s decision not to record any provision expense for the first nine months of 2005 was attributed to the credit quality that the Company has experienced since its inception combined with the result of management’s loan loss reserve analysis, which is used in determining the amount of allowance for loan loss required for the loan portfolio.  The additional weighting of the Company’s own loan loss experience in the reserve analysis also has contributed to the decision to decrease the allowance for loan loss as a percentage of gross loans.  The reserve analysis, along with other relevant allowance for loan loss details, is included in the Critical Accounting Policy section located in this document.  The allowance for loan losses as a percentage of total loans outstanding as of September 30, 2005 was 1.08% compared to 1.27% at December 31, 2004 and 1.26% at September 30, 2004.  If the Company’s continued loss experience is similar to the past and the local economy remains stable or improves, it is expected that the reserve analysis will continue to require a smaller allowance for loan loss as a percentage of total loans outstanding, however, additional loan growth would likely require some level of provision expense in the future based upon the reserve analysis.

The Bank has not experienced any charge-offs from loans receivable since inception.  At September 30, 2005, no portion of the allowance for loan losses was allocated to impaired loan balances, as there were no loans considered impaired.  Management believes the allowance for loan losses at September 30, 2005 was adequate to absorb losses in the loan portfolio, including probable incurred losses due to the current state of the economy.  However, there can be no assurance that future losses will not exceed the estimated amounts or that the Company will not be required to make additional provision for losses in the future.

Non-interest Income.  Total non-interest income increased by $217,000 during the nine months ended September 30, 2005, and by $64,000 for the three months ended September 30, 2005 compared to the same periods in 2004.  Non-interest income during the first nine months of 2005 consisted primarily of depository account service fees, interchange income on credit cards, securities gains, and the recording of the increase in the cash surrender value of the bank owned life insurance.  The non-interest income for the 2004 period included a net gain on the sale of securities of $106,000 and $29,000 compared to $0 and $11,000 included for the three and nine months ending September 30, 2005.  The sale of available for sale securities during 2005 was to provide liquidity for the Bank to fund the growth in the loan portfolio.  Due to the Company’s operating philosophy, which includes a general aversion to excessive service charges on deposit accounts, significant changes in service charges would not be expected except as a result of continued growth in deposit relationships.

The addition of bank owned life insurance has been the most significant increase to non-interest income.  It produced $276,000 of non-interest income in the first nine months of 2005 and $96,000 for the three months ending September 30, 2005 as compared to $0 for the same periods in 2004.  Management anticipates that non-interest income will continue to increase during 2005 compared to 2004 primarily from the increase in cash surrender value during the year.

Non-interest Expense.  The main components of non-interest expense were salaries and employee benefits and occupancy and equipment.  Non-interest expense for the nine months ended September 30, 2005 was $5.2 million as compared to $4.7 million for the same period in 2004, an increase of $611,000 or 13.4%.  Non-interest expense for the three-month period ended September 30, 2005 was $1.7 million as compared to $1.5 million for the same period in 2004, an increase of $229,000 or 15.1%.  While overhead continues to increase as the Company continues to grow, management remains focused on controlling these expenses without impairing the quality of service provided to clients or the ability to grow the Company.

Salaries and employee benefits, which are the largest component of non-interest expense, experienced the most significant dollar increase of any non-interest expense component.  For the nine months ended September 30, 2005, total salaries and employee benefits were $3.6 million compared to $3.2 million for the same period in 2004.  For the three-month period ended September 30, 2005, total salaries and employee benefits were $1.2 million compared to $1.1 for the same period in 2004.  The increase in employee salaries and benefits was a result of merit increases and the hiring of eighteen new employees since September 30, 2004 in order to continue to grow the business as well as to provide high quality client service.

Occupancy and equipment expense increased $94,000 for the nine months ended September 30, 2005 and $42,000 for the three months ended September 30, 2005 when comparing to the same periods in 2004.  The Company has experienced an increase in occupancy and equipment expense due to the addition of the Elkhart banking center and additional investing in technology but does not expect these additional costs to be significantly different than what was experienced in the third quarter of 2005.  The efficiency ratio s for the Company for the three and nine months ending September 30, 2005 were 62.0 % and 61.6% compared to 58.0% and 63.5% for the same period s at September 30, 2004.

Income Taxes.  Income tax expense was $792,000 during the first nine months of 2005 compared to $922,000 during the same period of 2004.  The effective tax rates were 24.7% and 35.2% for the nine month periods ended September 30, 2005 and 2004.  The decrease in the effective tax rate during the first nine months of 2005 was, among other items, the result of an increase in the tax exempt interest income from additional purchases of municipal securities, tax exempt non-interest income from bank owned life insurance, and the transfer of most all of the investment securities portfolio to the Bank’s Delaware investment subsidiary reducing the state tax liability from the interest income received at the subsidiary.  Management anticipates that these recently implemented tax planning strategies will help maintain the effective tax rate for the remainder of the year at approximately the same level as experienced in the first nine months of 2005.

Income tax expense was $268,000 during the three month period ended September 30, 2005 compared to $372,000 during the same period of 2004.  The effective tax rates were 25.02% and 37.0% for the three month periods ended September 30, 2005 and 2004.  The decrease in the effective tax rate during the third quarter of 2005 was, among other items, the result of an increase in the tax exempt interest income from additional purchases of municipal securities, tax exempt non-interest income from bank owned life insurance, and the transfer of most all of the investment securities portfolio to the Bank’s Delaware investment subsidiary reducing the state tax liability from the interest income received at the subsidiary.

LIQUIDITY

The Company’s liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans and securities and net profits.  These monies are used to fund loan requests, meet deposit withdrawals, maintain reserve requirements, and support operations.  Liquidity is primarily achieved through the growth of deposits (both local and out-of-area) and by maintaining liquid assets such as securities available for sale, matured securities, and federal funds sold.  Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that manages interest rate risk and assists in achieving an acceptable level of profitability.  An important part of the overall asset and liability management process is providing adequate liquidity.  Liquid assets were $103.7 million at September 30, 2005 compared to $103.6 million at December 31, 2004.

The Company’s liquidity strategy is to fund loan growth with deposits, repurchase agreements, and FHLB advances and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity.  Although deposit and repurchase agreement growth from depositors located in the market area have consistently increased, the growth has not been sufficient at times to meet the substantial loan growth and provide monies for additional investing activities.  To assist in providing the additional needed funds, the Company has obtained certificates of deposit from customers outside of the market area and placed by deposit brokers for a fee, as well as certificates of deposit obtained from the deposit owners directly.  As of September 30, 2005, brokered deposits totaled $22.3 million, or 6.7% of combined deposits and repurchase agreements, compared to $50.7 million, or 15.7% of combined deposits and repurchase agreements, as of December 31, 2004.  The acceptance of brokered deposits is expected to be an ongoing activity due to the Company’s planned future growth.

The Bank has the ability to borrow money on a daily basis through correspondent banks via established federal funds purchased lines; however, this is viewed as only a secondary and temporary source of funds.  The average balance of federal funds purchased during the nine months ended September 30, 2005 equaled $7.8 million, compared to a $1.1 million average federal funds sold during the same period.

As a member of the FHLB, the Bank has access to the FHLB's borrowing programs.  Based on ownership of FHLB stock and available collateral at September 30, 2005, the Bank could borrow up to approximately $109.6 million.  As of September 30, 2005, $57.0 million in FHLB advances was outstanding.  The availability could continue to increase if the loan and investment portfolios grow in the future.

In addition to typical loan funding and deposit flow, the Company must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit.  As of September 30, 2005, there were a total of $95.8 million in unfunded loan commitments and $5.3million in unfunded standby letters of credit.  Fluctuations in loan balances and commitment levels are monitored, with such data being used in managing overall liquidity.

CAPITAL RESOURCES

Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth.  Shareholders' equity increased by $2.0 million during the first nine months of 2005, from $26.5 million at December 31, 2004, to $28.5 million at September 30, 2005.  The increase was primarily attributable to net income of $2.4 million recorded during the first nine months of 2005 and $188,000, primarily from the exercise of stock options, offset by a $440,000 decrease in the mark-to-market adjustment for available for sale securities as defined in SFAS No. 115 and $261,000 paid in cash dividends to shareholders.  The adjustment downward in the mark-to-market available for sale securities was the result of increasing interest rates during the first nine months of 2005.  This downward adjustment in the mark-to-market available for sale securities was due to market conditions and does not represent any permanent deterioration in the underlying principal value of an individual investment.  As individual investments reach their contractual maturities, no losses are expected.

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

The components of total risk-based capital are Tier 1 capital and Tier 2 capital.  Tier 1 capital is total shareholders’ equity less intangible assets plus qualifying trust preferred securities.  Tier 2 capital is Tier 1 capital plus a portion of the allowance for loan losses.  The allowance for loan losses is includable in Tier 2 capital up to a maximum of 1.25% of risk-weighted assets.  The net unrealized appreciation (depreciation) on securities available for sale, net of tax, is not considered in meeting regulatory capital requirements.  The following table provides the minimum regulatory capital requirements and the actual capital ratios at September 30, 2005:

September 30, 2005	Minimum Required For Capital Adequacy Purposes	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions	Company’s Capital Ratio	Bank’s Capital Ratio
Ratio of Total Capital to Risk Weighted Assets	8.0%	10.0%	11.8%	11.2%
Ratio of Tier 1 Capital to Risk Weighted Assets	4.0%	6.0%	10.8%	10.1%
Ratio of Tier 1 Capital to Average Assets	4.0%	5.0%	8.4%	7.9%

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

Management conducted multiple simulations as of September 30, 2005, during which it was assumed that a simultaneous, instant and sustained change in market interest rates occurred.  Results of the simulation suggest that the Company could expect net interest income to increase by approximately $208,000 if interest rates gradually decline by 100 basis points over the next twelve months, and to decrease approximately $195,000 if interest rates gradually increase 100 basis points over the next twelve months, from forecast levels of net interest income absent any changes in rates.  These variances in net interest income were within the Company’s policy parameters established to manage interest rate risk.  Other simulations are run quarterly looking at changes to net interest income given 200 and 300 basis point changes in interest rates.

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

Results of the economic value of equity analysis done as of September 30, 2005, suggest that the Company could expect the value of its equity to decrease 3.4% and 7.2%, if there was an immediate interest rate shift upward of 100 and 200 basis points and to increase 2.3% and 1.5%, if there was an immediate interest rate shift downward of 100 and 200 basis points.  Management believes the different scenarios indicate a financial services organization that has relatively low overall interest rate risk.

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

ITEM 4.

CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2005.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.  There have been no significant changes in the Company’s internal controls over financial reporting or disclosure controls or in other factors that could significantly affect internal controls over financial reporting or disclosure controls.

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

Date:  November 9, 2005

/s/ John W. Rosenthal

John W. Rosenthal

President and Chief Executive Officer

Date:  November 9, 2005

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

November 9, 2005

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

November 9, 2005

/s/ Mark E. Secor

Mark E. Secor

Chief Financial Officer

 #

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of St. Joseph Capital Corporation (the “Company”) on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John W. Rosenthal, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John W. Rosenthal

John W. Rosenthal

Chief Executive Officer

November 9, 2005

 #

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of St. Joseph Capital Corporation (the “Company”) on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Mark E. Secor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Mark E. Secor

Mark E. Secor

Chief Financial Officer

November 9, 2005

 #