Form 10-K
period 2005-12-31
ST JOSEPH CAPITAL CORP
filed 2006-03-27
CIK 1015856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[ x ]

Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended   December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes

No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes

No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes

No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

    Accelerated filer

     Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes

No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last known sales price on or prior to June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was $ 47,616,000 ..

1,779,095 shares of common stock were issued and outstanding as of March 28, 2006.

Documents incorporated by reference:

Part III of Form 10-K – Portions of the Proxy Statement for the annual meeting of stockholders to be held May 25, 2006.

ST. JOSEPH CAPITAL CORPORATION

2005 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Part I

ITEM

PAGE

1.

Description of Business

1

1A.

Risk Factors

21

1B.

Unresolved Staff Comments

26

2.

Description of Property

26

3.

Legal Proceedings

26

4.

Submission of Matters to a Vote of Security Holders

26

Part II

1.

Market for Registrant’s Common Equity, Related Stockholder Matters,

and Issuer Purchases of Equity Securities

27

2.

Selected Financial Data

27

3.

Management’s Discussion and Analysis of Financial Condition and Results
of Operation

28

7A.

Quantitative and Qualitative Disclosures about Market Risk

43

4.

Financial Statements and Supplementary Data

44

5.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

44

9A.

Controls and Procedures

44

9B.

Other Information

44

Part III

6.

Directors and Executive Officers of the Registrant

44

7.

Executive Compensation

45

8.

Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters

45

9.

Certain Relationships and Related Transactions

45

10.

Principal Accountant Fees and Services

45

Part IV

11.

Exhibits and Financial Statement Schedules

45

Signatures

47

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

General

St. Joseph Capital Corporation (the “Company”) is a bank holding company that owns St. Joseph Capital Bank (the “Bank”), a full-service commercial banking institution headquartered in Mishawaka, Indiana with a full service banking center located in Elkhart, Indiana.  The Bank provides a broad range of banking products and services, including credit, cash management and deposits to its targeted client base of executives and professionals and small- to medium-sized businesses.  The Bank’s market area encompasses a substantial portion of the Indiana communities of Mishawaka, South Bend, Notre Dame, Granger, Elkhart, Goshen, Bristol, Middlebury, Osceola, Nappanee, Wakarusa, Michigan City, and LaPorte as well as certain Michigan communities, including Niles, Edwardsburg, and Cassopolis.  Due to the overlap of this metropolitan area over state lines, this region is often referred to as “Michiana.”  At December 31, 2005, the Company had total assets of $481.1 million, loans of $335.1 million and deposits of $343.4 million.

The Company started its banking operations on February 13, 1997 with the goal of building a locally owned and managed financial institution to meet the banking needs of the Bank’s targeted clients.  As part of its operating strategy, the Company strives to offer clients an extraordinary level of service on a consistent basis.  The Company’s growth since 1997 largely has been a product of its success in attracting targeted individuals and businesses to become clients , coupled with the ability to recruit and retain a community-oriented management team with significant commercial banking experience in the Michiana area.  The Company has also taken advantage of the client disruption caused by the acquisition of a number of the area’s other locally owned financial institutions by large and super-regional bank holding companies.

The Company’s rapid growth, coupled with the desire to increase market share, led the Company to raise additional capital in 1999.  This was accomplished through a common stock offering.  The growth experienced to date, as well as continued growth, will allow the Company to take greater advantage of the operating leverage available to larger financial institutions.

From inception until April 2005 , the Company and Bank ha d operated out of a single location as a way of managing their fixed overhead expenses.  The delivery of banking services ha d been accomplished through the Bank’s headquarters facility in Mishawaka, Indiana, a courier service program, an ATM/debit card product, the postage paid bank-by-mail program, telephone banking, and Internet banking.  This variety of delivery systems enabled the Bank’s clients to choose the method of banking which is most convenient for them.

In April of 2005 the Company expanded into Elkhart, Indiana with the opening of a new banking center.  This expansion started a new era in the life of St. Joseph Capital Corporation.  The decision to expand was a natural yet strategic progression for the Company since the single location in Mishawaka, Indiana was being fully utilized and the Elkhart market presents the Company with significant marketing opportunities.  The new Elkhart banking center is located approximately 20 miles from the Mishawaka location and occupies the first floor of a three story office building in downtown Elkhart.  The vast majority of the employees used to staff the new banking center were transferred from the Mishawaka location.  The Company’s presence in this market will provide additional opportunity for new relationships and business.  In the future, the Bank may also expand its product offerings, move into other new markets, or make strategic acquisitions of other financial institutions.  The Bank intends to continue to pursue an aggressive growth strategy focused on the addition of experienced banking personnel in the Michiana area, while also maintaining strong asset quality and enhancing its profitability.

The Bank has and will continue to price its loan products and deposit products competitively.  The net interest income generated by the lending and deposit-gathering activities of the Bank should continue to increase as the overall size of the Bank increases.  For additional discussion related to net interest income see the Management’s Discussion and Analysis of Financial Condition and Results
of Operation section of the document.

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

The Bank’s goal is to create and maintain a “client-driven” organization focused on providing high value to clients by promptly delivering products and services matched directly to their needs.  Furthermore, the Bank expects to gain market share by developing strong ties to the community.  In this regard, most of the Company’s directors currently hold, and have held in the past, leadership positions in a number of community organizations, and intend to continue this active involvement in future years.  Members of the management team also hold leadership positions in a variety of community organizations and intend to continue this active involvement in future years.  Additionally, all employees are encouraged to be active in the civic, charitable, and social organizations located in the Michiana area.

The Bank offers a broad range of deposit services, including checking accounts, money market accounts, savings accounts, and time deposits of various types, as well as a full range of short- to intermediate-term personal and commercial loans.  Commercial loans include lines of credit to finance accounts receivable and inventory, term loans to finance machinery and equipment, as well as commercial mortgages to finance land and buildings.  The Bank makes personal loans directly to its clients for various purposes, including purchases of automobiles, boats, and other recreational vehicles, home improvements, education, and personal investments.  The Bank also makes residential mortgage loans and until 2006 substantially all of them were retained by the Bank and consist of balloon payment, adjustable and fixed rate mortgages.  In 2006, the Bank will begin to offer a saleable servicing released mortgage product for longer term fixed rate residential mortgage loans.  The Bank offers other services, including credit cards, cashier’s checks, traveler’s checks, and automated teller access.

Lending Activities

The Bank provides a broad range of commercial and retail lending services to corporations, partnerships, and individuals , primarily in the Michiana area ..  The Bank actively markets its services to qualified borrowers.  Lending officers actively solicit the business of new borrowers entering the Bank’s market area as well as long-standing members of the local business community.  Management has established lending policies, which include a number of underwriting factors to be considered in making a loan, including location, loan to value ratio, cash flow, interest rate, and the credit history of the borrower.

The Bank’s legal lending limit is approximately $5.9 million.  The board of directors, however, has established an “in-house” limit of up to approximately $4.7 million depending on the credit quality of the client.  The board may from time to time raise or lower the “in-house” limit, as it deems appropriate to comply with safe and sound banking practices and in response to overall economic conditions.

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

Residential Real Estate Mortgage Loans.   Although the main focus of the Bank’s lending activity continues to be on commercial loans, management views residential mortgages as a way to attract and service targeted clients.  Currently , the Bank offers a variety of adjustable rate products and newly offered fixed rate saleable products.  Additional mortgage products may be introduced, as management deems necessary.  The growth in the residential loan portfolio has been a result of refinancing activities and acquisition and construction of existing or new homes.  The Bank has retained substantially all its adjustable rate residential real estate loans in its portfolio and intends to continue to do so in the future.  Beginning in 2006 s ubstantially all new long term fixed rate products will be sold with the servicing released to the secondary market.

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

Market Area

The Bank offers a full range of commercial and consumer banking services primarily within a thirty-mile radius of the main office located in Mishawaka, Indiana and the new banking center in Elkhart, Indiana.  This area encompasses a substantial portion of the Indiana communities of Mishawaka, South Bend, Notre Dame, Granger, Elkhart, Goshen, Bristol, Middlebury, Osceola, Nappanee, Wakarusa, Michigan City, and LaPorte as well as certain Michigan communities, including Niles, Edwardsburg, and Cassopolis.  Because of the overlap of this metropolitan area over state lines, this region is often referred to as “Michiana.”

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

Memorial Health System and St. Joseph’s Regional Medical Center are the two largest health care providers in the Michiana area and are also major employers.  AM General Corp., Honeywell, and Bayer Corporation are three of the region’s largest manufacturers, and the area is also home to a number of smaller manufacturing, retail, and service businesses.  Many major manufacturing companies are also located in adjacent Elkhart County, including Keystone RV Company, Forest River Industries, Inc., and Coachmen Industries.  This diverse commercial base provides significant potential for business and personal banking services for owners and employees of these entities.

Employees

The Bank has approximately 79 full-time equivalent employees.  None of the employees are covered by a collective bargaining agreement with the Bank.  Management considers employee relations to be excellent.

Internet Website

The Bank maintains an Internet site at www.sjcb.com.  On this site, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act , as well as any amendments thereto, are posted as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission and are available free of charge.  The filings are also available on the Securities and Exchange Commission’s website at www.sec.gov.  Additionally, the Company will provide copies of its filings free of charge upon written request to: Mark E. Secor, Senior Vice President, Chief Financial Officer, St. Joseph Capital Corporation, 3820 Edison Lakes Parkway, Mishawaka, Indiana 46545.

The Company has a code of business conduct and ethics in place that applies to all of its directors and employees.  The code sets forth the standard of ethics that the Company expects all of its directors and employees to follow, including the Chief Executive Officer and Chief Financial Officer.  The code of business conduct and ethics is posted on the Company’s website at www.sjcb.com (and is filed as an exhibit to the Company’s Annual Report on Form 10-K).  The Company intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding any amendment to or waiver of the code with respect to the Chief Executive Officer and Chief Financial Officer, and persons performing similar functions, by posting such information on its website.

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

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of the FDIC-insured deposits and depositors of the Bank, rather than stockholders ..

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

General.  The Company, as the sole shareholder of the Bank, is a bank holding company.  As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so.  Under the BHCA, the Company is subject to periodic examination by the Federal Reserve.  The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.  The Company is also subject to regulation by the DFI under Indiana law.

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

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.  As of the date of this filing, the Company has not applied for approval to operate as a financial holding company.

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

The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets.  The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others.  For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the company’s allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2005, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Dividend Payments.  The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the “DGCL”), which allow the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation.  The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank

General.  The Bank is an Indiana-chartered bank, the deposit accounts of which are insured by the FDIC’s Bank Insurance Fund (“BIF”).  As an Indiana-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFI, the chartering authority for Indiana banks, and the FDIC, designated by federal law as the primary federal regulator of state-chartered, FDIC-insured banks that, like the Bank, are not members of the Federal Reserve System (“non-member banks”).

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

During the year ended December 31, 2005, BIF assessments ranged from 0% of deposits to 0.27% of deposits.  For the semi-annual assessment period beginning January 1, 2006, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

FICO Assessments.  Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC’s Savings Association Insurance Fund (“SAIF”) has been used to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2005, the FICO assessment rate for BIF and SAIF members was approximately 0.01% of deposits.

Supervisory Assessments.  All Indiana banks are required to pay supervisory assessments to the DFI to fund the operations of the DFI.  This assessment is calculated on the basis of an institution’s total assets.   During the year ended December 31, 2005, the Bank paid supervisory assessments to the DFI totaling $35,000.

Capital Requirements.  Banks are generally required to maintain capital levels in excess of other businesses.  The FDIC has established the following minimum capital standards for state-chartered FDIC-insured non-member banks, such as the Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. In general, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

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

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements.   For example, a financial institution that is well-capitalized may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications.   Additionally, one of the criteria that determine a bank holding company’s eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be well-capitalized.  Under the regulations of the FDIC, in order to be well-capitalized a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

Federal law also provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions.  The extent of the regulators’ powers depends on whether the institution in question is adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, in each case as defined by regulation.  Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2005: (i) the Bank was not subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under FDIC capital adequacy guidelines; and (iii) the Bank was well-capitalized, as defined by FDIC regulations.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2005.  As of December 31, 2005, approximately $8.7 million was available to be paid as dividends by the Bank.  Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

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

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.  The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is permitted only in those states the laws of which expressly authorize such expansion.

State Bank Investments and Activities.  The Bank generally is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Indiana law.  However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank.  Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member.  These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $48.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $48.3 million, the reserve requirement is $1.215 million plus 10% of the aggregate amount of total transaction accounts in excess of $48.3 million.  The first $7.8 million of otherwise reservable balances are exempted from the reserve requirements.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank is in compliance with the foregoing requirements.

Recent Regulatory Developments .  On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”) into law as part of the Deficit Reduction Act of 2005.  On February 15, 2006, President Bush signed into law the technical and conforming amendments designed to implement FDIRA.  FDIRA provides for legislative reforms to modernize the federal deposit insurance system.

Among other things, FDIRA: (i) merges the BIF and the SAIF of the FDIC into a new Deposit Insurance Fund (the “DIF”); (ii) allows the FDIC, after March 31, 2010, to increase deposit insurance coverage by an adjustment for inflation and requires the  FDIC’s Board of Directors, not later than April 1, 2010 and every five years thereafter, to consider whether such an increase is warranted; (iii) increases the deposit insurance limit for certain employee benefit plan deposits from $100,000 to $250,000, subject to adjustments for inflation after March 31, 2010, and provides for pass-through insurance coverage for such deposits; (iv) increases the deposit insurance limit for certain retirement account deposits from $100,000 to $250,000, subject to adjustments for inflation after March 31, 2010; (v) allows the FDIC’s Board of Directors to set deposit insurance premium assessments in any amount the Board of Directors deems necessary or appropriate, after taking into account various factors specified in FDIRA; (vi) replaces the fixed designated reserve ratio of 1.25% with a reserve ratio range of 1.15%-1.50%, with the specific reserve ratio to be determined annually by the FDIC by regulation; (vii) permits the FDIC to revise the risk-based assessment system by regulation; (viii) requires the FDIC, at the end of any year in which the reserve ratio of the DIF exceeds 1.50% of estimated insured deposits, to declare a dividend payable to insured depository institutions in an amount equal to 100% of the amount held by the DIF in excess of the amount necessary to maintain the DIF’s reserve ratio at 1.50% of estimated insured deposits or to declare a dividend equal to 50% of the amount in excess of the amount necessary to maintain the reserve ratio at 1.35% if the reserve ratio is between 1.35%-1.50% of  estimated insured deposits; and (ix) provides a one-time credit based upon the assessment base of the institution on December 31, 1996 to each insured depository institution that was in existence as of December 31, 1996 and paid a deposit insurance assessment prior to that date (or a successor to any such institution).

The merger of the BIF and the SAIF will take effect no later than July 1, 2006, while the remaining provisions are not effective until the FDIC issues final regulations.  FDIRA requires the FDIC to issue final regulations no later than 270 days after enactment: (i) designating a reserve ratio; (ii) implementing increases in deposit insurance coverage; (iii) implementing the dividend requirement; (iv) implementing the one-time assessment credit; and (v) providing for assessments in accordance with FDIRA.

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

At December 31

(In thousands)

Summary of Financial Condition:

2005

2004

2003

2002

2001

Total assets

$

481,128

$

399,059

$

288,258

$

253,840

$

214,804

Total cash and cash equivalents

41,827

45,332

35,429

20,937

20,021

Securities available for sale

83,554

58,230

24,134

38,580

45,172

Loans receivable, net of allowance for

  loan losses

335,127

278,421

222,974

189,094

144,688

Total deposits

343,398

312,657

207,282

177,674

153,308

FHLB advances and other debt

68,200

44,740

49,520

43,070

30,570

Total shareholders’ equity

28,941

26,532

24,235

22,141

20,015

Average shareholders’ equity

27,194

25,313

22,998

21,145

19,545

Average total assets

430,125

322,202

268,057

231,500

191,590

Years Ended December 31,

(Dollars in thousands, except per share data)

Summary of Operating Results:

2005

2004

2003

2002

2001

Total interest income

$

21,696

$

14,757

$

12,694

$

12,164

$

12,414

Total interest expense

11,485

5,312

4,370

4,912

6,600

Net interest income

10,211

9,445

8,324

7,252

5,814

Provision for loan losses

-

261

327

716

422

Total noninterest income

956

729

733

866

668

Total noninterest expense

6,848

6,224

5,861

4,746

4,067

Income before income taxes

4,319

3,689

2,869

2,656

1,993

Income tax expense

1,099

1,280

1,044

973

718

Net income

$

3,220

$

2,409

$

1,825

$

1,683

$

1,275

Supplemental Data:

Return on average total assets

.75%

.75%

.68%

.73%

 .67%

Return on average shareholders’ equity

11.84

9.52

7.94

7.96

6.52

Net interest rate spread (1)

2.21

2.80

3.01

3.02

2.60

Net yield on average interest-earning assets (2)

2.53

3.08

3.30

3.35

3.23

Net interest income to noninterest expenses

149.11

151.75

142.02

152.80

142.99

Average shareholders’ equity to average

  total assets

6.32

7.86

8.58

9.13

10.20

Average interest-earning assets to average

  interest-bearing liabilities

111.12

116.64

116.71

115.04

117.03

Nonperforming assets to total assets

-

-

-

-

-

Nonperforming loans to total loans

     receivable

-

-

-

-

-

Allowance for loan losses to total loans

   receivable

1.06

1.27

1.47

1.56

1.55

Allowance for loan losses to non-performing

    loans receivable

-

-

-

-

-

Basic income per common share

$

1.85

$

1.39

$

1.08

$

1.00

$

.76

Diluted income per common share

$

1.73

$

1.33

$

1.05

$

.98

$

.75

Dividends declared per common share

$

0.20

$       0.16

$

     -

$

-

$

-

Book value per common share

$

16.53

$

15.27

$

14.19

$

13.19

$

11.93

Number of offices

2

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

2005

Average

Average

Balance

Interest

Rate

(Dollars in thousands)

ASSETS

Interest-earning assets

Federal funds sold

$

844

$

24

2.84%

Interest-earning deposits in other

  financial institutions

6,903

193

2.80

Securities available for sale (1)

86,151

3,288

3.82

FHLB stock

3,140

134

4.27

Loans receivable (2)

306,975

18,057

5.88

Total interest-earning assets (1)

404,013

21,696

5.37%

Noninterest-earning assets

Cash and due from banks

15,289

Allowance for loan losses

(3,578)

Premises and equipment, net

3,133

Bank owned life insurance

8,257

Accrued interest receivable and

  other assets

3,011

$

430,125

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities

Savings, NOW and money markets

$

206,443

$

5,860

2.84%

Certificates of deposit

90,609

2,833

3.13

Federal funds purchased

9,543

362

3.79

Securities sold under agreements

  to repurchase

7,857

43

0.55

Subordinated debentures

6,972

445

6.38

FHLB advances

42,144

1,942

4.61

Total interest-bearing liabilities

363,568

11,485

3.16%

Noninterest-bearing liabilities

Demand deposits

37,093

Accrued interest payable and

  other liabilities

2,270

Shareholders' equity

27,194

$

430,125

Net interest income/spread

$

10,211

2.21%

Net interest income as a percent

  of average interest earning assets (1)

2.53%

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

Bank owned life insurance

1,640

Accrued interest receivable and

  other assets

2,876

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

Variance

Variance Attributable To

Variance

Variance Attributable To

2005/2004

Volume

Rate

2004/2003

Volume

Rate

(In thousands)

Interest income

Federal funds sold

$

(12)

$

(43)

$

31

$

14

$

18

$

(4)

Interest-bearing deposits in other

financial institutions

57

5

52

125

113

12

Securities available for sale

1,542

1,470

72

458

366

92

FHLB stock

12

21

(9)

16

21

(5)

Loans receivable

5,340

3,453

1,887

1,450

1,875

(425)

6,939

4,906

2,033

2,063

2,393

(330)

Interest expense

Savings, NOW and money markets

4,509

1,316

3,193

237

74

163

Certificates of deposit

1,322

559

763

476

583

(107)

Federal funds purchased

162

(50)

212

130

127

3

Securities sold under agreements

to repurchase

4

3

1

-

(6)

6

Subordinated debentures

303

188

115

80

67

13

FHLB advances

(127)

(217)

90

19

215

(196)

6,173

1,799

4,374

942

1,060

(118)

Net interest income

$

766

$

3,107

$

(2,341)

$

1,121

$

1,333

$

(212)

#

INVESTMENT PORTFOLIO

The carrying value of securities available for sale as of December 31 are summarized as follows:

2005

2004

2003

(In thousands)

U.S. Government and federal agencies

$

57,420

$

37,949

$

15,941

Obligations of states and

  political subdivisions

20,306

14,654

6,588

Corporate bonds

-

-

483

Mortgage backed securities

5,784

5,601

1,077

Marketable equity securities

44

26

45

$

83,554

$

58,230

$

24,134

The maturity distribution and weighted average interest rates of debt securities available for sale at December 31, 2005 are shown in the following table.  Securities that are not due at a single maturity date are not shown.

Maturing

(Dollars in thousands)

After One Year

After Five Years

Within

But Within

But Within

After

One Year

Five Years

Ten Years

Ten Years

Amount

Rate

Amount

Rate

Amount

Rate

Amount

Rate

U.S. Government and

  federal agencies

$

12,805

3.86%

$

43,633

3.89%

$

982

3.25%

$

-

-%

Obligations of states

  and political

  subdivisions

1,798

3.78

4,945

3.67

9.300

3.60

4,263

3.87

$

14,603

3.85

$

48,578

3.86

$

10,282

3.57

$

4,263

3.87

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no securities of any one issuer, which exceeded 10% of the shareholders' equity of the Company at December 31, 2005.

#

LOAN PORTFOLIO

Types of Loans. Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated:

2005

2004

2003

2002

2001

(In thousands)

Commercial loans

$

224,542

$

192,870

$

152,699

$

122,280

$

96,953

Residential real estate

  mortgages

97,127

79,566

66,804

64,674

42,583

Installment loans to

   individuals

17,036

9,563

6,788

5,130

7,426

$

338,705

$

281,999

$

226,291

$

192,084

$

146,962

Concentrations of Credit Risk.  The Bank grants commercial loans, residential real estate mortgages, and installment loans to individuals mainly in its market area.  Commercial loans include loans collateralized by business assets.  At December 31, 2005, commercial loans made up approximately 66.3% of the loan portfolio and the loans were expected to be repaid from cash flow from operations of businesses.  Commercial loans concentrated in real estate development and investment totaled $21.2 million or 6.3% of total loans at December 31, 2005.  Residential real estate mortgage loans made up approximately 28.7% of the loan portfolio and were collateralized by residential real estate.  Installment loans to individuals made up approximately 5.0% of the loan portfolio and were primarily collateralized by consumer assets.

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table shows the amounts of commercial loans outstanding as of December 31, 2005, based on remaining scheduled repayments of principal, are due in the periods indicated.  Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial loans due after one year.  (Variable-rate loans are those loans with floating or adjustable interest rates.)

2005

(In thousands)

Maturing

Within one year

$

107,406

After one year but within five years

104,154

After five years

12,982

$

224,542

Commercial Loan Interest Sensitivity

2005

(In thousands)

Fixed

Variable

Rate

Rate

Total

Due after one year but within five years

$

85,586

$

18,568

$

104,154

Due after five years

12,468

514

12,982

$

98,054

$

19,082

$

117,136

LOAN PORTFOLIO (Continued)

RISK ELEMENTS

Nonaccrual, Past Due, Restructured and Impaired Loans. The following schedule summarizes nonaccrual, past due, restructured and impaired loans at December 31:

2005

2004

2003

2002

2001

(In thousands)

Loans accounted for on a nonaccrual basis

$

-

$

-

$

-

$

-

$

-

Accruing loans which are contractually past due 90 days or more as to interest or principal payments

-

-

-

-

-

Loans which are "Troubled Debt Restructurings" as defined by Statement of Financial Accounting Standards No. 15

-

-

-

-

-

Other loans defined as “impaired”

-

-

-

-

-

$

-

$

-

$

-

$

-

$

-

2005

(In thousands)

Gross interest income that would have been recorded in 2005 on nonaccrual loans outstanding at December 31, 2005 if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period

$

-

Interest income actually recorded on nonaccrual loans and included in net income for the period

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

Potential Problem Loans.  As of December 31, 2005, there were approximately $15.5 million of loans on the Bank’s internal watch list.  Watch list credits are loans that are monitored more closely due to current financial performance of the borrowers or where management has modest concern on the ability of the borrowers to comply with the present loan repayment terms.  Management believes that such loans will not materially impact future operating results, liquidity, or capital resources.

Foreign Outstandings, Loan Concentrations, and Other Interest-Bearing Assets.  There are no foreign outstandings, loan concentrations, or other interest-bearing assets as of December 31, 2005.

SUMMARY OF LOAN LOSS EXPERIENCE

The following schedule presents an analysis of the allowance for loan losses, average loan data, and related ratios for the years ended December 31:

2005

2004

2003

2002

2001

(Dollars in thousands)

Loans

Loans outstanding at end

of period

$

338,705

$

281,999

$

226,291

$

192,084

$

146,962

Average loans outstanding

during period

$

306,975

$

245,667

$

209,683

$

164,943

$

141,020

Allowance for loan losses

Balance at beginning of period

$

3,578

$

3,317

$

2,990

$

2,274

$

1,852

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

-

261

327

716

422

Balance at end of period

$

3,578

$

3,578

$

3,317

$

2,990

$

2,274

Ratio of net charge-offs during the

  period to average loans outstanding

  during the period

-%

-%

-%

-%

-%

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios at December 31:

Allocation of the Allowance for Loan Losses

2005

2004

2003

2002

2001

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

Amount

Loans

(Dollars in thousands)

Commercial

$3,158

66.3%

$

3,010

68.4%

$

2,251

67.5%

$

1,818

63.6%

$

1,616

65.9%

Residential real

  estate mortgage

77

28.7

71

28.2

410

29.5

367

33.7

252

29.0

Installment loans to

Individuals

185

5.0

241

3.4

168

3.0

186

2.7

249

5.1

Unallocated

158

-

256

-

488

-

619

-

157

-

$

3,578

100.0%

$

3,578

100.0%

$

3,317

100.0%

$

2,990

100.0%

$

2,274

100.0%

DEPOSITS

The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

2005

2004

2003

Average

Average

Average

Average

Average

Average

Amount

Rate

Amount

Rate

Amount

Rate

(Dollars in thousands)

Savings, NOW and money

  markets

$

206,443

2.84%

$

124,153

1.09%

$

116,693

.95%

Certificates of deposits

90,609

3.13

68,988

2.19

42,728

2.42

Demand deposits (noninterest-

  bearing)

37,093

-

33,463

-

28,006

-

$

334,145

$

226,604

$

187,427

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2005 are summarized as follows:

2005

Amount

(In thousands)

Three months or less

$

58,623

Over three months and through six months

8,516

Over six months and through twelve months

10,292

Over twelve months

1,934

$

79,365

RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders' equity and average total assets and certain other ratios are as follows:

2005

2004

2003

(Dollars in thousands)

Average total assets

$

430,125

$

322,202

$

268,057

Average shareholders’

  equity (1)

$

27,194

$

25,313

$

22,998

Net income

$

3,220

$

2,409

$

1,825

Cash dividends declared

$

349

$

278

$

-

Return on average total assets

.75%

.75%

 .68%

Return on average shareholders' equity

11.84%

9.52%

7.94%

Dividend payout percentage

10.84%

      11.51%

-%

Average shareholders'

  equity to average total assets

6.32%

7.86%

8.58%

(1)

Net of average unrealized appreciation or depreciation on securities available for sale.

For additional analysis of this information, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, which begins on page 28 of this document.

SHORT-TERM BORROWINGS

The Bank had securities sold under agreements to repurchase for which the average balance outstanding during the reported periods was 30 % or more of shareholders' equity at the end of each reported period.  The required disclosures are incorporated by reference and can be located in Note 6 of the consolidated financial statements.

#

ITEM 1A.

RISK FACTORS .

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

Our business is concentrated in and dependent upon the continued growth and welfare of the “Michiana” area that includes parts of northern Indiana and southwestern Michigan.

We operate primarily in the “Michiana” area of northern Indiana and southwestern Michigan that includes the Indiana communities of Mishawaka, South Bend, Notre Dame, Granger, Elkhart, Goshen, Bristol, Middlebury, Osceola, Nappanee, Wakarusa, Michigan City, and LaPorte as well as certain Michigan communities, including Niles, Edwardsburg, and Cassopolis.  As a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in this area.  Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets.  Although our customers’ business and financial interests may extend well beyond our market area, adverse economic conditions that affect our specific market area could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations.  Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

We may experience difficulties in managing our growth and our growth strategy involves risks that may negatively impact our net income.

We have pursued and continue to pursue an internal growth strategy, the success of which will depend primarily upon generating an increasing level of loans and deposits at acceptable risk levels without corresponding increases in non-interest expenses. Our growth strategy has been to operate out of a limited number of locations. While no plans currently exist, we may establish new branches and product areas or expand into new markets which may require significant upfront investments in technology, personnel and site locations. There can be no assurance that we will be successful in continuing our growth strategy and in continuing to improve or maintain our net income by leveraging our non-interest expenses.

In addition to our internal growth strategy, we may expand into additional communities or attempt to strengthen our position in our current markets by undertaking additional branch openings.  We believe that it generally takes several years for new banking facilities to first achieve operational profitability, due to the impact of organization and overhead expenses and the start-up phase of generating loans and deposits.  To the extent that we undertake additional branch openings, we are likely to continue to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity , and return on average assets.

We face intense competition in all phases of our business from other banks and financial institutions.

The banking and financial services business in our market is highly competitive.  Our competitors include large regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial service providers. Increased competition in our market may result in a decrease in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower.  Any of these results could have a material adverse effect on our ability to grow and remain profitable.  If increased competition causes us to significantly discount the interest rates we offer on loans or increase the amount we pay on deposits, our net interest income could be adversely impacted.  If increased competition causes us to relax our underwriting standards, we could be exposed to higher losses from lending activities.  Additionally, many of our competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than we can offer.

Interest rates and other conditions impact our results of operations.

Our profitability is in part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities.  Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates.  At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates.  As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity.  We measure interest rate risk under various rate scenarios and using specific criteria and assumptions.  A summary of this process, along with the results of our net interest income simulations is presented at  “Quantitative and Qualitative Disclosures About Market Risk” included under Item 7A of Part II of this Annual Report on Form 10-K.  Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

We must effectively manage our credit risk.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions.  We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries and periodic independent reviews of outstanding loans by our credit review department.  However, we cannot assure you that such approval and monitoring procedures will reduce these credit risks.

Our loan portfolio is focused on commercial lending, with the largest portion of our commercial loans concentrated in loans to manufacturers, building contractors, developers and business service companies.  The risk of nonpayment of loans is inherent in all commercial lending, and if it occurs, may have a material adverse effect on our earnings.  To reduce this risk, the commercial loans we make are normally secured by the borrower’s accounts receivable, inventory, equipment and real estate.  Nevertheless, our focus on small- to medium-sized businesses may result in a larger concentration of loans that have a higher risk of default than loans to larger businesses.  We believe we can manage this credit risk through prudent lending practices and monitoring our loan concentrations within specific industries; nevertheless, we cannot assure that such monitoring and procedures will eliminate or even reduce such lending risks.

For a complete discussion of our lending activities, see Item 1 of Part 1 of this Annual Report on Form 10-K.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We established our allowance for loan losses in consultation with management and maintain it at a level considered adequate by management to absorb probable loan losses that are inherent to our loan portfolio.  The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates.  At December 31, 2005, our allowance for loan losses as a percentage of total loans was 1.06% and as a percentage of total non-performing loans was approximately 0.00%.  Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future.  Additionally, because we do not have a history of any loan charge-offs, management’s estimate is based on a mix of management’s judgment and reserves used by our peer institution s ..  If our loan losses exceed our reserves, it may have an adverse affect on our business, financial condition and results of operations.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future.  However, we may at some point need to raise additional capital to support continued growth, both internally and externally.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance.  Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to us.  If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and branch expansion could be materially impaired.

Our community banking strategy relies heavily on our management team, and the unexpected loss of key managers may adversely affect our operations.

Much of our success to date has been influenced strongly by our ability to attract and retain senior management experienced in banking and financial services as well as being familiar with the communities in our market area.  Our ability to retain executive officers, the current management teams, branch managers and loan officers of our operating subsidiaries will continue to be important to the successful implementation of our strategy.  It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market area to implement our community-based operating strategy.  The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

Government regulation can result in limitations on our operations.

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Indiana Department of Financial Institutions.  Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of stockholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability.  For example, new legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.

We have a continuing need for technological change and we may not have the resources to effectively implement new technology.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services.  In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs.  Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market area.  Many of our larger competitors have substantially greater resources to invest in technological improvements.  As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage.  Accordingly, we cannot provide you with assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

There is a limited trading market for our common shares, and you may not be able to resell your shares at or above the price stockholders paid for them.

Although our common shares are listed for trading on the Nasdaq Capital Market, the trading in our common shares has substantially less liquidity than many other publicly traded companies.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  We cannot assure you that volume of trading in our common shares will increase in the future.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems.  Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers.  Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations.  Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us.  Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data.  A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.

Employee errors and misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. Should our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

Failure to pay interest on our debt may adversely impact our ability to pay dividends.

As of December 31, 2005, we had $8.0 million of junior subordination debentures that are held by a business trust that we control.  Interest payments on the debentures total approximately $550,000 per year, which must be paid before we pay dividends on our capital stock, including our Common Stock.  We have the right to defer interest payments on the debentures for up to 20 consecutive quarters.  However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock.  Deferral of interest payments could also cause a decline in the market price of our Common Stock.

Our loan portfolio has a large concentration of commercial real estate loans, which involve risks specific to real estate value.

Real estate lending (including commercial, construction, and, to a much lesser extent, residential) is a large portion of our loan portfolio. These categories were $252.3 million, or approximately 74.5% of our total loan portfolio as of December 31, 2005.  The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by real estate as a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio.   Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

Our concentration of one- to four-family residential mortgage loans may result in lower yields and profitability.

One- to four-family residential mortgage loans comprised $86.1 million, or 25.4%, of our loan and lease portfolio at December 31, 2005, and are secured primarily by properties located in the Michiana area. Our concentration of these loans results in lower yields and lower profitability for us. These loans are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan.

Our commercial construction loans are based upon estimates of costs and value associated with the complete project.  These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans.

At December 31, 2005, commercial construction loans, including land acquisition and development, totaled $29.0 million, or 8.6%, of our total loan portfolio. Construction and land acquisition and development lending involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, commercial construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project.

#

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.

DESCRIPTION OF PROPERTY.

T he main office of the Bank and the Company’s corporate headquarters is located at 3820 Edison Lakes Parkway, Mishawaka, Indiana.  The premises consist of a 9,600 square foot, two-story brick building constructed in 1988 with parking for approximately 57 vehicles.  The building is located on a major thoroughfare in Mishawaka, approximately two miles south of Interstate 80 and near the city’s population center.

The building has four interior teller stations and a night depository facility.  Management believes that the building is adequately covered by insurance.

The Bank began leasing the first floor of a building for its Elkhart Banking Center for approximately $99,000 per year starting in April of 2005.  This facility is a full banking center and is located at 300 Junior Achievement Drive, Elkhart, Indiana.  This location utilize s 6,000 square feet of a three-story brick building constructed in 2005 with parking for approximately 30 vehicles.  The building is located two blocks off of Main Street, within the downtown Elkhart River Walk Common’s area, approximately eight miles south of Interstate 80 and near the city’s population center.

The facility has three interior teller stations and a night depository facility.  Management believes that the facility is adequately covered by insurance.

Management believes the facilities will be adequate to meet the Company and Bank needs for 2006.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of 2005 to a vote of the Company’s stockholders.

#

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Since February 2003 the common stock of the Company has been quoted on the Nasdaq Capital Market under the symbol SJOE.  As of February 28, 2006, the Company had 123 stockholders of record and estimates that it has approximately 746 stockholders in total.

The following table shows, for the periods indicated, the high and low trades per share of transactions in the Company’s common stock as quoted on the Nasdaq Capital Market.  Other private transactions may have occurred during the periods indicated of which the Company has no knowledge.  The following prices represent inter-dealer prices without retail markups, markdowns or commissions.

Per Share

Per Share

Prices

Dividends

Quarter Ending

High

Low

Declared

2004

March 31, 2004

$

22.25

$

20.75

$

0.04

June 30, 2004

23.90

22.24

0.04

September 30, 2004

23.76

22.41

0.04

December 31, 2004

26.98

22.41

0.04

2005

March 31, 2005

$

36.10

$

26.30

$

0.05

June 30, 2005

36.25

33.44

0.05

September 30, 2005

36.84

32.45

0.05

December 31, 2005

32.91

29.50

0.05

The Company’s ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay.  See “Business – Supervision and Regulation – The Company – Dividend Payments” and “Business – Supervision and Regulation – The Bank – Dividend Payments” for a more detailed description of these limitations.  The Company is a party to an indenture in connection with a private placement of trust preferred securities.  Under the terms of the indenture, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock.  None of these circumstances currently exist.

No stock repurchases were made during the fourth quarter of 2005.

ITEM 6.

SELECTED FINANCIAL DATA

The required selected financial data is previously disclosed in Item 1 and is incorporated in this section by reference.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

S AFE HARBOR STATEMENTS

This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A. of Part I of this Form 10-K.  In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries.  These additional factors include, but are not limited to, the following:

•

The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks.

•

The costs, effects and outcomes of existing or future litigation.

•

Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board.

•

The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Overview

The Company was formed in February 1996 for the purpose of organizing the Bank.  The Company opened the Bank for business in February 1997 with $10.0 million in assets and has grown to approximately $481.1 million as of December 31, 2005.  In 2005 and 2004, the Company experienced significant growth as our assets increase d $192.8 million over the two years.  This growth was partially due to the expansion of the institutional business banking line in conjunction with a strategic decision by management and the board of directors to grow the asset size of the Bank to help manage the increasing cost of operating in a highly regulated industry and being a public company.  Management anticipates that, as a result of a modestly growing economy in the Michiana area and the increased asset size of the Company, the growth in assets may continue but likely at a slower annual percentage rate than experienced historically and compared to the last two years.  However, management does expect that the Company’s assets will continue to grow by taking additional market share, expanding into new markets, expanding existing business lines, and as the local economy grows.

The Bank continues to focus on the goals established at its inception.  The se goals include offering a distinct approach to serving its clients using an operating philosophy that emphasizes integrity in dealing with others, an extraordinary execution of service, and innovation, with technology-driven delivery of products.  This approach, along with management’s strong ties to the Indiana and Michigan communities it serves, has been the foundation of its success in building client relationships and maintaining controlled, profitable growth.  This focus allows the Bank to operate in an effective and efficient manner providing exceptional client service yet permitting the Bank to be competitive in the marketplace.  The operating philosophy is reflected in the results of the Company’s operations and should be considered as they are analyzed.  A consistently low overhead ratio continues to allow for competitive product pricing and lower service charges for the Bank’s clients.  The focus on credit quality is evident as the Bank has not yet experienced a single loan charge-off, which in turn allows for more efficient use of the Company’s resources, including time, dollars, and energy.  These established goals have made the Company unique in the marketplace and unique to its clients.

The return on average assets ( “ ROAA ” ) and return on average equity ( “ ROAE ” ) steadily increased from the inception of the Company through 2002.   In 2003, the ROAA and ROAE were negatively impacted by severance expense and professional fees related to the departure of two of the Company’s officers.  In both 2005 and 2004 , ROAA was 0.75% .  ROAE was 11.84% for 2005 and 9.52% for 2004, returning to levels experienced prior to 2003.

S ince its inception the Bank has focus ed on maintaining superior asset quality.  As a general rule, the most credit worthy borrowers are able to negotiate very favorable pricing terms in the market.  Additionally, for strategic reasons, the Bank has retained substantially all of its residential mortgage loans.   I t is generally accepted that residential mortgage loans are less risky than other types of loans.  Therefore, the interest rates on residential mortgages are less than other types of term loans.  These two factors have contributed to the superior asset quality record achieved by the Bank but have also resulted in a more modest net interest margin.  Partially offsetting the lower net interest margin is the Company’s low overhead ratio (non-interest expense divided by average assets).  In response to clients needs and a flat yield curve, starting in 2006 the Company will begin offering saleable, servicing released, mortgage products in addition to the existing mortgage products to provide clients longer term fixed rate products.  Management does not expect these new salable products to have a significant impact on the Company’s loan growth but should produce some additional fee income from the gains on the sales of these loans.

Another important aspect of the operating philosophy of the Company is to continue to grow at an appropriate rate resulting in fixed non-interest expense becom ing a smaller percentage of total assets over time.  Management would expect that this will lead to continued improvement in the ROAA and ROAE.  Non-interest expense as a percentage of total average assets was 1.42%, 1.56%, and 2.03% for 2005, 2004, and 2003.

In March of 2005 , the Company sold $5.0 million in trust preferred securities.  The proceeds from the sale of the trust preferred securities were used to purchase an equivalent amount of subordinated debentures from the Company.  The trust preferred securities carry a fixed rate of 6.27% and have a stated maturity of 30 years, and, in effect, are guaranteed by the Company.  The securities are redeemable at par after five years.  The debentures will mature and the capital securities must be redeemed in 2035, although the Company has the option to shorten the maturity date to a date not earlier than March 31, 2010, pending the prior approval of the Board of Governors of the Federal Reserve System, if required.

In April of 2005 , the Company opened its new banking center in Elkhart, Indiana.   Although s everal new employees were added to staff the new banking center , ten of the employees needed to run an additional full service location came from the Bank’s existing employee base.   C ombined with the reasonable overhead cost for the new location , this was the reason non-interest expense s for the Company were not significantly impacted by this new banking center.

The following discussion provides additional information regarding the Company’s financial condition at December 31, 2005 and 2004 and operations for the years ended December 31, 2005, 2004, and 2003.  The objective of this financial review is to enhance the reader’s understanding and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.  For a description of the Company’s material accounting policies, see Note 1 of Notes to the Consolidated Financial Statements.

Critical Accounting Policies

Certain of the Company's accounting policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex, or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Some of the facts and circumstances, which could affect these judgments, include changes in interest rates, the performance of the economy or the financial condition of the Bank’s borrowers.  Management believes that its critical accounting policies include determining the allowance for loan losses.

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

The allowance for loan losses balance and the provision for loan losses are determined by management based upon periodic reviews of the loan portfolio.  Through the loan review and credit department, management allocates specific portions of the allowance for loan losses based on specifically identifiable problem loans.  In addition, as the Bank does not have an established charge-off history, management consider s the level of charge-offs on loans experienced by local peer financial institutions having loan portfolio mix and risk characteristics similar to the Bank’s loan portfolio mix and risk characteristics.  Estimating the risk of loss and the amount of loss is necessarily subjective.  Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on the combination of the loss experience of the Bank and local peers, general economic conditions, information about specific borrower situations including their financial position, and collateral values and other factors and estimates which are subject to change over time.  The Reserve Analysis is reviewed regularly by management and the board of directors.

General allocations for loan types may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition.  Factors that management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans, changes in mix, asset quality trends, loan grades, risk management and loan administration, changes in the internal lending policies and credit standards, examination results from bank regulatory agencies , and the Bank’s internal independent loan reviews.

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

The Company has not substantively changed its overall approach in the determination of the allowance for loan losses.  As the Company has matured and economic conditions have changed, the Company has made only minor changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the December 31, 2005 allowance for loan and lease losses.  The Bank has not experienced any charge-offs from loans receivable since inception and at December 31, 2005, no portion of the allowance for loan losses was allocated to impaired loan balances, as there were no loans considered impaired.

Based on the policy discussed above and further discussion found in the provision for loan losses analysis in the Results of Operations section of this document, management is of the opinion that the allowance of $3.6 million was adequate to absorb estimated loan losses associated with the loan portfolio at December 31, 2005.  However, there can be no assurance that future losses will not exceed the estimated amounts or that the Company will not be required to make additional provision for losses in the future.

FINANCIAL CONDITION

December 31, 2005 Compared with December 31, 2004

During 2005, the Company’s total assets increased from $399.1 million on December 31, 2004, to $481.1 million on December 31, 2005.  This was a 20.6% increase compared to a 38.4% increase during the previous year.  A consistent emphasis on deposit growth , along with other borrowing sources , provided the funding needed to increase the net loan portfolio by $56.7 million and increase the securities portfolio by $25.4 million during 2005.  These two areas of growth were the primary contributors to the $82.0 million overall increase in total assets.

At December 31, 2005, cash and cash equivalents decreased $3.5 million, from $45.3 million in 2004 to $41.8 million in 2005.  In the fourth quarter of 2005, property tax dollars were collected as scheduled and the proceeds were used to replenish our municipal clients ’ deposit balances.  Different th a n in 2004, property tax dollars were collected and paid to municipalities twice during 2005 therefore reducing the level of total municipal deposits at the end of the year and resulting in a decrease in the overall balance in cash and cash equivalents.  In 2004 , there was a delay in the receipt of property tax dollars from taxpayers used to fund Indiana municipalities , therefore reducing to below the normal levels of our municipal clients ’ account balances during the second half of the year.  Since the entire 2004 property tax collection was completed in December of that year , the deposits from our municipal clients were greater than what was experienced in 2005.  Due to the timing of the receipts of these deposits, on the last business day of the year approximately $30.0 million in 2005 compared to $25.0 million in 2004 was deposited by municipalities , which significantly increased the Company’s year-end balances of cash and cash equivalents.  The average balances during 2005 and 2004 for cash and cash equivalents were $23.0 million and $23.9 million.  These average balances represent ed more normal levels of cash and cash equivalents.

The $25.4 million increase in securities available for sale, from $58.2 million at December 31, 2004 to $83.6 million at December 31, 2005, was a significant change in the Company’s investment portfolio during the year.  The growth experienced in securities available for sale was primarily in U.S. government and federal agency securities, from $37.9 million at December 31, 2004 to $57.4 million at December 31, 2005, and obligations of states and political subdivision securities, from $14.7 million at December 31, 2004 to $20.3 million at December 31, 2005.  The increase in securities available for sale was primarily the desire to deploy funds from the growth in deposits during the first quarter of 2005.

The Company’s loan portfolio increased $56.7 million or 20.4%, from $278.4 million at December 31, 2004 to $335.1 million at December 31, 2005.  This growth was primarily in the Company’s commercial loan portfolio, which increased $31.6 million or 55.8% of the total 2005 annual increase.  The residential mortgage portfolio had an increase of $17.5 million or 30.9% of the 2005 annual increase.  The loan growth during the year was attribut able to adding new loan relationships, the expansion of borrowing relationships from existing clients, and from the purchase of loan participations.

The continued significant concentration of the loan portfolio in commercial loans and the continued future growth of this portion of the Bank’s lending business are consistent with the Company’s stated strategy of focusing on small- to mid-size businesses.  Commercial loans make up 66.3% of net loans at December 31, 2005 and approximately 74.5% of the commercial loans are secured by real estate.  Management anticipates this concentration in commercial loans will continue as additional relationships are developed as a result of current calling efforts, the utilization of newer lending personnel, and the expansion into a new market area.  The deposit accounts related to the Bank’s commercial lending business generate a significant amount of local deposits, and are an important funding source for the Bank.

The quality of the loan portfolio remains strong.  The Company has not experienced any charge-offs since inception.  Management believes it has instilled a very strong credit culture within the lending department as it pertains to the underwriting and administration processes and no change is expected as the loan portfolio grows.  Over 91.8% of the loan portfolio consists of loans extended directly to companies and individuals doing business and residing within the Company’s market area or having strong, long-standing ties to management.  The remaining portion is comprised of participations in commercial loans with non-affiliated commercial banks outside of the immediate area, which are underwritten using the same loan underwriting criteria as though the Bank was the originating bank.

The economy in the Company’s market area began a steady but modest improvement in 2003 and has continued improving during 2005.  During this period, the Company has experienced growth without a significant change in asset quality or the need to record any non-performing loans.  However, due to the modest rate of the growth in the current economy and normal business cycles, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan losses.

Premise s and equipment increased from $2.4 million at December 31, 2004 to $3.3 million at December 31, 2005.  This increase, which occurred primarily in the first quarter of 2005, was due to the completion of the Company’s new Elkhart banking center.  As part of the Company’s expansion into Elkhart, Indiana, the Company became a 49.0% owner in a limited liability corporation, Riverfront Partners, LLC (“LLC”), in part to help ensure that the Company had a level of control over its new location.  The other owners, a local development group, own 51.0% of the new location with responsibl ity for the construction of the building and the continued management of the property.  Due to the nature of the LLC , the accounting guidance classified it as a variable interest entity requiring it to be consolidated into the Company’s financial statements.  The Company’s Elkhart banking center occupies the first floor of a three-story facility and the impact to the Company’s net income is the profit or loss in the LLC and the allocated expense for the portion of the building the Company occupies.  The net cost of this new location has not and is not expected to significantly impact the Company’s financial statements.  The total cost of the building was approximately $1.7 million and is consolidated in the Company’s financial statements.

The $30.7 million growth in deposits in 2005 was mainly in interest-bearing deposits.  This was a 9.8% increase in 2005 compared to a 50.8% increase in 2004.  Interest-bearing deposits made up approximately 82.6% of the Bank’s deposits at December 31, 2005.  As discussed above in cash and cash equivalents, deposits of approximately $30.0 million were made on the last business day of 2005, and therefore classified as non-interest bearing.  On the first business day of 2006, the funds became interest bearing when collected ..  The average balance of interest bearing deposits was $297.1 million during 2005 and $193.1 million during 2004.  Interest bearing deposit balances were $283.5 million at December 31, 2005 and $256.5 million at December 31, 2004.  The $104.0 million increase in the average balance of interest bearing deposits from 2004 to 2005, compared to the $27.0 million increase in year-over-year interest bearing deposits at December 31, demonstrates that the growth in interest bearing deposits came later in 2004 and decreased slightly from their highest balance during 2005.  These results were primarily due to the Company’s growth in new and existing deposit relationships with municipalities.  The Bank expects to continue to see additional growth in deposits during 2006 and to retain a significant portion of the deposits that existed at December 31, 2005.

The Company’s municipal business line provides a significant percentage of the Company’s deposit funding and also contributes to the fluctuation in the Company’s short term funding balances as the municipal account balances increase and decrease.  At December 31, 2005, $143.2 million or 41.7% of the $343.4 million of deposits were from the Company’s municipal business line.  The typical funding pattern by which the municipalities operate is dependent on the collection of property tax dollars by the local governments.  Most of the property taxes are collected in May and November by the local governments and the funding to the municipalities is provided in June and December.  As the funds are used by the municipalities , their account balances decrease until the next funding date.  As these municipal balances fluctuate, the Company uses similar cost short-term funding sources to manage the funding needs.

As the municipal business line grows , the Company expects that its municipal government clients will increase their use of corporate agency trust agreements.  Such agreements provide municipalities with another option for managing their accounts by allowing a portion of their deposited funds to be swept into their trust accounts.  Since these trust accounts are not recorded on the Bank’s balance sheet , they do not require an allocation of the Bank’s capital.  As additional funding is required at the Bank, the funds in the trust accounts can be swept back to their accounts at the Bank.  With the utilization of these trust relationships ,  the fluctuation in their deposit accounts at the Bank due to their funding patterns can partially be managed without the use of short-term funding sources.  Depending on the asset growth of the Company , the ability to utilize the Bank’s Trust Department as another option for the municipal clients will vary.  The growth of this business line continues to be a focus for the Company and it is expected to continue to be a significant funding source for the Company.

To date, the Bank has been successful in attracting and retaining client relationships, which have provided a significant portion of the funding needed to grow the loan portfolio and increase the investment portfolio.  Management has accepted $40.6 million in brokered certificates of deposit as of December 31, 2005 compared to $50.7 million at December 31, 2004.  Management utilizes this funding source to assist in the overall asset/liability management of the Bank.  For the most part, these certificates of deposit are longer term and are used to assist the bank in funding term loans and as a means to manage the Company’s overall interest rate risk.

Federal funds purchased increased to $28.6 million at December 31, 2005 compared to $2.8 million of federal funds purchased at December 31, 2004.  Federal funds purchased are used as a temporary funding source by the Bank to meet short-term liquidity needs.  The Bank has over $48.5 million in federal funds lines established at correspondent banks.  At times, there will be differences between asset growth and the funding that supports this growth.  The use of federal funds purchased provides short-term funding for these differences when funding is needed.

Federal Home Loan Bank of Indianapolis (“FHLB”) advances increased $18.5 million, or 44.4%, to $60.2 million as of December 31, 2005 compared to $41.7 million at December 31, 2004.  Management uses FHLB advances primarily to assist in the overall asset and liability management of the Bank and for general liquidity purposes.  Due to the significant deposits expected from the Company’s municipal clients in the fourth quarter of 2005 and the first quarter of 2006, $28.2 million of the $60.2 million of advances at December 31, 2005 had an overnight term.  With the collected deposit funds available during the first week of 2006 , the $28.2 million of overnight advances were repaid leaving $32.0 million of FHLB advances that are longer term ..  As of December 31, 2005, the Company held $3.2 million of FHLB stock.

Securities sold under agreement to repurchase decreased by $1.7 million at December 31, 2005 compared to the prior year.  As part of the Company’s sweep accounts, collected funds from business clients’ noninterest-bearing checking accounts are invested into overnight interest-bearing repurchase agreements.  Although not considered a deposit account and therefore not FDIC insured, the repurchase agreements from local corporate clients have historically been a very stable source of funding for the Bank.

Management believes the ability to attract and retain deposits is attributed to more personalized service than the competition.  The deposit growth in 2005, along with the use of $25.8 million of federal funds purchased, $18.5 million of FHLB advances, and a $2.4 million increase in equity achieved primarily through the retention of earnings, provided the funding needed to manage and support the $82.0 million growth in assets.

RESULTS OF OPERATIONS

2005 Compared with 2004

Overview.  Consolidated net income for the year ended December 31, 2005 was $3.2 million compared to $2.4 million in 2004 for an increase of $811,000 or 33.7%.  Income per common share for 2005 increased to $1.85 basic and $1.73 fully-diluted, compared to $1.39 basic and $1.33 fully-diluted in 2004.  The exercise of stock options, which increased the average number of shares outstanding by approximately 11,000 shares as compared to 2004, reduced the 33.7% increase in net income to a 33.1% increase in basic income per common share.  The increase in net income for 2005 compared to the prior year was comprised of an increase in net interest income of $766,000, a decrease in provision for loan losses of $261,000, an increase in non-interest income of $227,000, and a decrease of  $181,000 in income tax expense offset by an increase in non-interest expense of $624,000.

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

Net interest income during 2005 was $10.2 million, an increase of $776,000, or 8.1%, over the $9.4 million earned in 2004.  The yield on the Company’s interest-earning assets increased by 55 basis points to 5.37% during 2005, from 4.82% in 2004.  This increase was primarily the result of increased volume in interest-earning assets due to growth in both securities available for sale and loans receivable combined with higher interest rates received during 2005.  Rates paid on the Company’s interest-bearing liabilities increased 114 basis points to 3.16% during 2005, from 2.02% in 2004.  This increase was primarily the result of higher interest rates paid during 2005 combined with increased volume in interest-bearing liabilities due to increased deposits and borrowings.  The greater increase in the rates paid on the Company’s interest-bearing liabilities compared to the yields received on the Company’s interest-earning assets caused the net interest margin to decline 55 basis points from 3.08% at December 31, 2004 to 2.53% at December 31, 2005.   Even with t he declining margin during 2005 the Company generated $766,000 more net interest income than the previous year due to the volume variance from the growth in interest-earning assets being greater than the negative rate variance from higher rates paid on interest-bearing liabilities.

The increase in the short-term interest rates during 2005 combined with a slower increase in long-term interest rates has flattened the yield curve.  This flattening has impacted the cost of the Company’s interest bearing liabilities more significantly than the yields available on the Company’s interest earning assets, resulting in the compression of the net interest margin.  The interest bearing liabilities were partially impacted due to the increase in short-term interest rates during 2005 combined with the growth in the municipal business line. The rates paid to a significant portion of the Company’s municipal accounts are indexed to the short-term rates and adjust daily which has contributed to the higher interest expense.

Management believes that the current level of interest rates is significantly driven by external factors and that the net interest margin could continue to compress if a flat or inverted yield curve continues.  As the Company grows, the additional leveraging of capital increases the percentage of interest-bearing liabilities used to fund the asset growth and can also push the net interest margin lower.  If long-term interest rates continue to increase at a slow pace, net interest income can be increased by growth in interest-earning assets and interest-bearing liabilities.  Management expects short-term interest rates to continue to increase during the first quarter of 2006.  Therefore, the Company will continue its effort to optimize its asset mix, and thereby seek to help neutralize the net interest margin impact associated with a changing rate environment and continue to add volume to the balance sheet to manage the net interest income in the future.   However , if short-term interest rates stabilize or begin to decrease or the yield curve begins to generate more historic interest rate spreads, net interest income can be increased by not only the growth in interest-earning assets, but by an expected increase in the net interest margin based on the structure of the Company’s interest bearing liabilit ies ..

Provision for Loan Losses.  There was no provision added to the allowance for loan losses during 2005.  This reflected a decrease from $261,000 expensed during the same periods in 2004.  Management’s decision not to record any provision expense for the year ended 2005 was attributed to the credit quality that the Company has experienced since its inception combined with the result of management’s loan loss reserve analysis, which is used in determining the amount of allowance for loan loss required for the loan portfolio.  The additional weighting of the Company’s own loan loss experience in the reserve analysis also has contributed to the decision to decrease the allowance for loan loss as a percentage of gross loans.  The description of our reserve analysis, along with other relevant allowance for loan loss details , is included in the Critical Account ing Policies section above ..  The allowance for loan losses as a percentage of total loans outstanding as of December 31, 2005 was 1.06% compared to 1.27% at December 31, 2004.  If the Company’s continued loss experience is similar to the past and the local economy remains stable, it is expected that our reserve analysis may continue to require a smaller allowance for loan loss as a percentage of total loans outstanding.  Depending on the results of the reserve analysis and the pace of loan growth in the future, the provision to the allowance for loan loss required may not be consistent with the levels experienced in prior years ..

The Company has not experienced any charge-offs from loans receivable since inception.  At December 31, 2005, no portion of the allowance for loan losses was allocated to impaired loan balances, as there were no loans considered impaired.  Management believes the allowance for loan losses at December 31, 2005 was adequate to absorb losses in the loan portfolio, including probable incurred losses due to the current state of the economy.  However, there can be no assurance that future losses will not exceed the estimated amounts or that the Company will not be required to make additional provision for losses in the future.

Non-interest Income.  Non-interest income increased by $227,000 during 2005 to $956,000 compared to $729,000 during 2004.  Service charges on deposit accounts decreased slightly during the year as more clients maintained higher average balances in their demand deposit accounts to pay for service charges.  Due to the Company’s operating philosophy, which includes a general aversion to excessive service charges on deposit accounts, significant changes in service charges would not be expected except as a result of continued growth in deposit relationships.

Gain on sale of securities during 2005 was $11,000 compared to $106,000 in 2004.  The Company primarily sells securities for liquidity purposes that may result in security gains or losses.  The sale of available for sale securities during 2005 was to provide liquidity to help fund the growth in the loan portfolio.  Except for liquidity needs, the Company’s intent is to hold their investment securities to maturity.

The addition of bank owned life insurance (“BOLI”) has been the most significant increase to non-interest income.   BOLI produced $363,000 of non-interest income during 2005 compared to $72,000 in 2004 due to the increase in the cash surrender value of life insurance held by the Bank ..  Management believes that the earnings on life insurance will be maintained similar to the level of earnings experienced in 2005.

Non-interest Expense.  The main components of non-interest expense were salaries and employee benefits, occupancy and equipment, professional fees, and data processing.  Non-interest expense for 2005 was $6.8 million as compared to $6.2 million in 2004, an increase of $624,000 or 10.0%.  While overhead continues to increase in order to support a larger client base and overall size, management continues to be focused on controlling these expenses without impairing the quality of service provided to clients or the ability to grow the Company.

Salaries and employee benefits, which was the largest component of non-interest expense, experienced the most significant dollar change of any non-interest expense component.  For 2005, total salaries and employee benefits were $4.7 million compared to $4.3 million in 2004.  The increase in employee salaries and benefits was a result of merit increases, increases in the cost of employee benefits, and the hiring of eighteen new employees since December 31, 2004.  Management believes that these increased costs are necessary to continue to grow the business and to provide high quality client service.  Some additional hiring is expected during 2006 to continue to meet the needs of the Company as it grows , although the level of hiring is not expected to be as significant as in 2005.

Occupancy and equipment expense increased $126,000 for 2005 compared to 2004.  The Company has experienced an increase in occupancy and equipment expense due to the addition of the Elkhart banking center for the last nine months of 2005 and the additional investing in technology that occurred during the year.  Professional fees decreased $68,000 for 2005 compared to 2004.  This decrease was due to a reduction in required legal services during 2005 and the hiring of an internal auditor that reduced permanently the Company’s outsourced internal audit costs.  Data processing increased $36,000 for 2005 from increased data processing activity due to our larger c lient base.

Monitoring and controlling non-interest costs, while at the same time providing high quality service to clients, is one of management’s top priorities.  Management does anticipate that in 2006 these costs will increase somewhat as the result of growth , although these costs will be carefully monitored and are not expected to have a significant impact on net income.  The efficiency ratio for the Company for 2005 was 61.3 % compared to 61.2% for 2004.

Income Taxes.  Income tax expense was $1.1 million during 2005 compared to $1.3 million in 2004.  The effective tax rates were 25.4% and 34.7% for 2005 and 2004. The decrease in the effective tax rate for 2005 was, among other items, the result of an increase in the tax exempt interest income from additional purchases of municipal securities, tax exempt non-interest income from bank owned life insurance, and the transfer of most all of the investment securities portfolio into the Bank’s Delaware investment subsidiary reducing the state tax liability from the interest income received at the subsidiary.  Management anticipates that these recently implemented tax planning strategies will help maintain the effective tax rate at approximately the same level as experienced in 2005.

2004 Compared with 2003

Overview.  Consolidated net income for 2004, was $2.4 million compared to $1.8 million in 2003 for an increase of $584,000 or 32.0%.  Net income for 2003 was negatively impacted by approximately $184,000, net of tax, from severance expenses during the third quarter of 2003 related to the departure of two officers from the Company.  Income per common share for 2004 increased to $1.39 basic and $1.33 fully-diluted, compared to $1.08 basic and $1.05 fully-diluted in 2003.  The exercise of stock options, which increased the average number of shares outstanding by approximately 50,295 shares as compared to 2003, reduced the 32.0% increase in net income to a 28.7% increase in basic income per common share.  The increase in net income for 2004 compared to the prior year was comprised of an increase in net interest income of $1.1 million and a decrease in provision for loan losses of $66,000 offset by an increase in non-interest expense of $363,000 and an increase in income tax expense of $236,000.

Net Interest Income.  Net interest income during 2004 was $9.4 million, an increase of $1.1 million, or 13.3%, over the $8.3 million earned in 2003.  Yields on the Company’s interest-earning assets declined by 21 basis points to 4.82% during 2004, from 5.03% in 2003.  This decrease was the result of the change in the mix of assets due to the significant growth in deposits during the first quarter of 2004 along with a lower rate environment at the beginning of 2004 as compared to the beginning of 2003.  Rates paid on interest-bearing liabilities remained at 2.02% for both 2004 and 2003.  Due to a decline in the yield on the Company’s interest-earning assets with no change in the rate paid on the Company’s interest-bearing liabilities, coupled with the growth in interest earning assets, the net interest margin declined 22 basis points from 3.30% at December 31, 2003 to 3.08% at December 31, 2004.  A higher growth rate in interest-earning assets and interest bearing liabilities can generate more net interest income during a period despite a decreasing margin, as long as the volume variance is greater than the negative rate variance.  Also, as demonstrated during the first quarter of 2004, a significant change in the mix of interest earning assets or interest bearing liabilities can impact the net interest margin. For 2004, the increase in net interest income of $1.1 million over 2003 was primarily the result of increased volume.

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

As discussed above, the lower margin for 2004, was significantly impacted by the increase in cash and cash equivalents from the municipal funds deposited at the beginning and end of 2004.  The margin did rebound from the lower level during the first three months of 2004, due partially to the asset mix variance.

Provision for Loan Losses.  Provisions to the allowance for loan losses during 2004 totaled $261,000, a decrease from $327,000 expensed in 2003.  The provision expensed for 2004 was slightly lower than the provision expensed in 2003 even with the loan volume being greater in 2004.  The decrease in provision expense was the result of management’s Loan Loss Reserve Analysis ("Reserve Analysis") determining that the amount of allowance for loan loss required for the loan portfolio should decrease as a percentage of gross loans.  The allowance for loan losses as a percentage of total loans outstanding as of December 31, 2004 was 1.27% compared to 1.47% at December 31, 2003.

Non-interest Income.  Non-interest income remained primarily the same at $729,000 for 2004 compared to $733,000 in 2003.  Service charges on deposit accounts increased only slightly during the year as more clients maintained higher average balances in their demand deposit accounts to pay for service charges.  Due to the Company’s operating philosophy, which includes a general aversion to excessive service charges on deposit accounts, significant changes in service charges would not be expected except as a result of continued growth in deposit relationships.

Gain on sale of securities in 2004 was $106,000 compared to $236,000 in 2003.  The Company primarily sells securities for liquidity purposes that may result in security gains or losses.  Except for liquidity needs, the Company’s intent is to hold investment securities to maturity.

The purchase of bank owned life insurance added $72,000 of non-interest income in 2004.

Non-interest Expense.  The main components of non-interest expense were salaries and employee benefits, occupancy and equipment, professional fees, and data processing.  Non-interest expense for 2004 was $6.2 million as compared to $5.9 million in 2003, an increase of $363,000 or 6.2%.  While overhead continues to increase in order to support its larger client base and overall size, management continues to be focused on controlling these expenses without impairing the quality of service provided to clients or the ability to grow the Company.

Salaries and employee benefits, which were the largest component of non-interest expense, experienced the most significant dollar changes of any non-interest expense component.  For 2004, total salaries and employee benefits were $4.3 million compared to $4.0 million in 2003.  The increase in employee salaries and benefits for the year was the result of merit increases and the hiring of nine new employees since December 31, 2003.

Occupancy and equipment, professional fees, data processing and other expense did not have any significant changes during 2004 as compared to 2003.  Monitoring and controlling non-interest costs, while at the same time providing high quality service to clients, is one of management’s top priorities.

Income Taxes.  Income tax expense was $1.3 million during 2004 compared to $1.0 million in 2003.  The effective tax rates were 34.7% and 36.4% for 2004 and 2003. The decrease in the effective tax rate for 2004 was the result of an increase in the tax exempt interest income from additional purchases of municipal securities, tax exempt non-interest income from the bank owned life insurance, and the transfer of a portion of the investment securities portfolio to the Bank’s Delaware investment subsidiary reducing the state tax liability from the interest income received at the subsidiary.

Liquidity

The Bank’s liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans and securities and net profits.  These monies can be used to fund loan requests, meet deposit withdrawals, maintain reserve requirements, and support operations.  Liquidity is primarily achieved through the growth of deposits (both local and out-of-area) and by maintaining liquid assets such as securities available for sale, matured securities, and federal funds sold.  Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that manages interest rate risk and assists in achieving an acceptable level of profitability.  An important part of the overall asset and liability management process is providing adequate liquidity.  Liquid assets were $125.4 million at December 31, 2005 compared to $103.6 million at December 31, 2004 and $59.6 million at December 31, 2003.

The Bank’s liquidity strategy is to fund loan growth with deposits, repurchase agreements, and FHLB advances and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity.  Although deposit and repurchase agreement growth from depositors located in the market area have consistently increased, the growth has not been sufficient at times to meet the substantial loan growth and provide monies for additional investing activities.  To assist in providing the additional needed funds, the Bank has obtained certificates of deposit from customers outside of the market area and placed by deposit brokers for a fee, as well as certificates of deposit obtained from the deposit owners directly.  As of December 31, 2005, brokered deposits totaled $40.6 million, or 11.5% of combined deposits and repurchase agreements, compared to $50.7 million, or 15.7% of combined deposits and repurchase agreements, as of December 31, 2004.  The acceptance of brokered deposits is expected to be an ongoing activity due to planned future growth and managing a consistent level of deposits.

The Bank has the ability to borrow money on a daily basis through correspondent banks via established federal funds purchased lines; however, this is viewed as only a secondary and temporary source of funds.  The average balance of federal funds sold during 2005 equaled $1.0 million, compared to $9.5 million average balance of federal funds purchased.

As a member of the FHLB, the Bank has access to the FHLB's borrowing programs.  Based on available collateral at February 28, 2006, the Bank could borrow up to approximately $112.5 million subject to the purchase of additional stock in the FHLB.  As of December 31, 2005, $60.2 million in FHLB advances was outstanding.  The availability could continue to increase if the loan and investment portfolios grow in the future.

In addition to typical loan funding and deposit flows, the Bank must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit.  As of December 31, 2005, there were a total of $91.7 million in unfunded loan commitments and $2.9 million in unfunded standby letters of credit.  Fluctuations in loan balances and commitment levels are monitored, with such data being used in managing overall liquidity.

The statements of cash flows for the periods presented provide an indication of the Company’s sources and uses of cash as well as an indication of its ability to maintain an adequate level of liquidity.  A discussion of the statements of cash flows for 2005, 2004, and 2003 follows.

During all periods presented, the Company experienced a net increase in cash from operating activities.  Net cash from operating activities was $2.9 million during 2005 compared to $2.9 million during 2004 and $2.5 million during 2003.  The increase in cash from operating activities was primarily a result of the Company’s ability to generate net income of $3.2 million in 2005, $2.4 million in 2004 and $1.8 million in 2003.

For 2005, 2004, and 2003, the Company experienced a net decrease in net cash from investing activities.  Net cash from investing activities was $(84.7) million, $(100.3) million and $(20.7) million for 2005, 2004, and 2003.  The changes in net cash from investing activities include purchases, sales, maturities, and calls of securities available for sale, growth in loans receivable, purchase of life insurance, and purchases of premises and equipment.

Net cash flow from financing activities was $78.2 million, $107.3 million, and $32.7 million for 2005, 2004, and 2003.  In 2005, the increase was primarily attributable to the growth in deposits of $30.5 million, an increase in federal funds purchased of $25.8 million, an increase in net FHLB advances of $18.5 million, and subordinated debentures of $5.0 million.  In 2004, the increase was primarily attributable to the growth in deposits of $105.4 million, an increase of $3.8 million in securities sold under the agreement to repurchase, and an increase in federal funds purchased of $2.8 million offset by a decrease in net FHLB advances of $4.8 million.  In 2003, the increase was primarily attributable to the growth in deposits of $29.6 million, net FHLB advances of $3.5 million, and subordinated debentures of $3.0 million offset by a decrease of $3.8 million for securities sold under the agreement to repurchase.

Contractual Obligations

Payments Due by Period

(Dollars in Thousands)

Less than

1 to 3

4 to 5

After 5

Total

1 year

years

years

years

Certificate s of deposit

$

91,592

$

88,362

$

3,115

$

115

$

-

FHLB advances

60,200

35,200

6,500

16,500

2,000

Subordinated debentures

8,000

-

-

-

8,000

Total contractual cash

obligations

$

159,792

$

123,562

$

9,615

$

16,615

$

10,000

The long-term debt obligations consist of certificates of deposit, advances from the FHLB, and subordinated debentures.  The above schedule represents principal payments only and does not include interest.

Capital Resources

Retained earnings at December 31, 2005 was $10.0 million compared to $7.2 million at December 31, 2004.  The increase in retained earnings was due to the Company’s net income of $3.2 million for 2005 , offset slightly by cash dividends paid of $349,000.

Accumulated other comprehensive income, net of tax from net unrealized loss on securities available for sale, was $928,000 as of December 31, 2005 as compared to $87,000 net unrealized loss on securities available for sale as of December 31, 2004.  The decline since December 31, 2004 was primarily attributable to the overall interest rate environment and no permanent impairment in any individual security has been identified as of December 31, 2005.

Total shareholders’ equity was $28.9 million as of December 31, 2005, an increase of $2.4 million from $26.5 million as of December 31, 2004.  The increase resulted from the increase in the net income for the year as well as the proceeds from the issuance of common stock upon the exercise of stock options decreased by the cash dividends paid by the Company and the unrealized loss on securities available for sale.

The Company is subject to regulatory capital requirements primarily administered by federal banking regulatory agencies.  Failure to meet the various capital requirements can cause regulatory action that could have a direct material effect on the financial statements.  Since the Bank commenced operations, both the Company and the Bank have been categorized as w ell -capitalized , the highest classification contained within the banking regulations.

The components of total risk-based capital are Tier 1 capital and Tier 2 capital.  Tier 1 capital is total shareholders’ equity less intangible assets.  Tier 2 capital is Tier 1 capital plus a portion of the allowance for loan losses.  The allowance for loan losses is includable in Tier 2 capital up to a maximum of 1.25% of risk-weighted assets.  The net unrealized appreciation (depreciation) on securities available for sale, net of tax, is not considered in meeting regulatory capital requirements.  The tables in Note 12 of the notes to consolidated financial statements provide the minimum regulatory capital requirements and the actual capital ratios at December 31, 2005 and 2004.

As of December 31, 2005, management was not aware of any current recommendations by the banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Company’s liquidity, capital resources or operations.

On March 17, 2005, the Company issued an additional $5.0 million of trust preferred securities to help ensure that the Company and the Bank are well capitalized.  The Company and Bank are committed to maintaining a well-capitalized position, therefore, due to the asset growth of the Company during 2005 and anticipated future growth, these trust preferred securities will be needed to help meet the capital needs.

The Company’s total of $8.0 million of trust preferred securities are carried on the Company’s consolidated balance sheet as subordinated debentures and the interest expense is recorded on the Company’s consolidated statement of income.  These trust preferred securities qualify as Tier 1 capital.

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

The second interest rate risk measurement used is commonly referred to as net interest income simulation analysis.  Management believes that this methodology provides a more accurate measurement of interest rate risk than the GAP analysis, and therefore, serves as one of its primary interest rate risk measurement techniques.  The simulation model assesses the direction and magnitude of variations in net interest income resulting from potential changes in market interest rates.  Key assumptions in the model include prepayment speeds on various loan and investment assets; cash flows and maturities of interest-sensitive assets and liabilities; and changes in market conditions impacting loan and deposit volume and pricing.  These assumptions are inherently uncertain and subject to fluctuation and revision in a dynamic environment; therefore, the model cannot precisely estimate net interest income or exactly predict the impact of higher or lower interest rates on net interest income.  Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes , changes in market conditions , and the Bank's strategies, among other factors.

Management conducted multiple simulations as of December 31, 2005, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred.  Results of the simulation suggest that the Bank could expect net interest income to increase by approximately $318,000, if interest rates gradually decline by 100 basis points over the next twelve months, and to decrease approximately $306,000, if interest rates gradually increase 100 basis points over the next twelve months, from forecast levels of net interest income absent any changes in rates.  These variances in net interest income were within the Bank’s policy parameters established to manage interest rate risk.  Other simulations are run quarterly looking at changes to net interest income given 200 and 300 basis point changes in interest rates.

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

Results of the economic value of equity analysis done as of December 31, 2005, suggest that the Bank could expect the value of its equity to decrease 5.6% and 11.3%, if there was an immediate interest rate shift upward of 100 and 200 basis points and to increase 4.6% and 7.1%, if there was an immediate interest rate shift downward of 100 and 200 basis points.  Management believes the different scenarios indicate a financial services organization that has relatively low overall interest rate risk.

Austin Advisors, Inc., a firm specializing in consulting and providing assistance to banks, performs a formal asset/liability management analysis on a monthly basis.  This information is presented and reviewed by the asset/liability committee.

Impact of Inflation and Changing Prices

The majority of the Company’s assets and liabilities are monetary in nature and therefore the Company has less exposure to inflation from most commercial and industrial companies that have significant investments in fixed assets or inventories.  However, inflation does have an important impact on the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio.  Inflation significantly affects non-interest expense, which tends to rise during periods of general inflation.

ITEM 7A.

QUANTITATIVE AND QUANTATIVE DISCLOSURES ABOUT MARKET RISK .

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates at December 31, 2005 and 2004.  For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities.  For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based upon the Company's historical experience, management's judgment, and statistical analysis concerning their most likely withdrawal behaviors.  The current historical interest rates for core deposits are assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known.  Weighted-average variable rates are based upon contractual rates existing at the reporting date.

MARKET RISK DISCLOSURE AT DECEMBER 31, 2005

(Dollars in thousands)

Fair Value

2006

2007

2008

2009

2010

Thereafter

Total

12/31/05

RATE-SENSITIVE ASSETS

Variable interest rate loans

$

15,307

$

16,020

$

25,399

$

20,873

$

29,795

$

60,195

$

167,589

$

164,948

Average interest rate

6.31%

6.22%

5.54%

6.03%

6.38%

5.81%

5.98%

Fixed interest rate loans

48,801

23,973

5,595

8,630

4,672

75,867

167,538

167,538

Average interest rate

7.35%

6.87%

7.02%

6.85%

6.49%

5.61%

6.43%

Fixed interest rate securities

1,712

2,329

25,723

26,662

4,540

22,588

83,554

83,554

Average interest rate

1.98%

3.23%

3.68%

4.13%

4.79%

4.06%

3.94%

Other variable rate assets

3,675

-

-

-

-

-

3,675

3,675

Average interest rate

3.82%

-%

-%

-%

-%

-%

3.82%

RATE-SENSITIVE LIABILITIES

Variable interest rate deposits

-

-

-

-

-

191,941

191,941

189,967

Average interest rate

-%

-%

-%

-%

-%

3.54%

3.54%

Fixed interest rate deposits

88,362

2,817

298

115

-

-

91,592

91,251

Average interest rate

3.35%

4.77%

3.96%

3.76%

-%

-%

3.40%

Variable interest rate borrowings

65,450

-

-

-

-

3,000

68,450

68,450

Average interest rate

3.97%

-%

-%

-%

-%

7.07%

4.11%

Fixed interest rate borrowings

7,000

4,500

2,000

-

16,500

7,000

37,000

36,771

Average interest rate

3.48%

4.06%

4.99%

-%

5.44%

5.69%

4.66%

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES .

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2005 ..  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective .

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to affect the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information listed under the caption “Election of Directors” in the Proxy Statement for the 2006 annual meeting of stockholders furnished to the Securities Exchange Commission is incorporated by reference.

Executive Officers

John W. Rosenthal, Sr. (46) founded and organized St. Joseph Capital Corporation in February of 1996.  Mr. Rosenthal has broad and diverse experience in bank management having been actively employed in the banking industry since 1985.  He is a former faculty member of the Graduate School of Banking at the University of Wisconsin.  Mr. Rosenthal is extensively involved in a wide variety of community organizations.  Currently and since the inception of the Company he has served as Chairman, President and Chief Executive Officer.

Amy Kuhar Mauro (48) joined St. Joseph Capital Corporation in August of 1998.  Ms. Mauro has extensive experience in commercial lending specializing in construction, contractors, manufacturing, and low income housing tax credit transactions.  Currently , Ms. Mauro is an Executive Vice President and the Chief Credit Officer of the Company .

Alex P. Strati, Jr. (41) joined St. Joseph Capital Corporation in August of 1997.  Mr. Strati has extensive experience in corporate banking.  Currently , Mr. Strati is an Executive Vice President and the Chief Commercial Banking Officer of the Company.

Mark E. Secor (39) joined St. Joseph Capital Corporation in January of 2004.  Mr. Secor was previously with Crowe Chizek and Company LLC in South Bend, Indiana, as an Audit Engagement Senior Manager for their Financial Services Group.  He has extensive experience working with financial institutions.  Currently , Mr. Secor is a Senior Vice President and the Chief Financial Officer of the Company.  Mr. Secor is a certified public accountant.

ITEM 11.

EXECUTIVE COMPENSATION.

The information presented under the captions “Executive Officer Compensation and Director Fees” in the Proxy Statement for the 2006 annual meeting of stockholders furnished to the Securities Exchange Commission is incorporated by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information presented under the caption “Stock Ownership of Certain Beneficial Owners” in the Proxy Statement for the 2006 annual meeting of stockholders furnished to the Securities Exchange Commission is incorporated by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information listed under the caption “Transactions With Management” in the Proxy Statement for the 2006 annual meeting of stockholders furnished to the Securities Exchange Commission is incorporated by reference.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information listed under the caption “ Relationship with Independent Public Accountants ” in the Proxy Statement for the 2006 annual meeting of stockholders furnished to the Securities Exchange Commission is incorporated by reference.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

A.

The following documents are filed as part of this report:

Financial Statements

The financial statements are included as Exhibit 99.1 and filed herewith.

Exhibits

See exhibit index below.

ST. JOSEPH CAPITAL CORPORATION

EXHIBIT INDEX

Exhibit No.	Description of Exhibits	Incorporated by Reference
3.1	Certificate of Incorporation, as amended, of St. Joseph Capital Corporation	*
3.2	Bylaws of St. Joseph Capital Corporation	*
4.1	Specimen Common Stock Certificate of St. Joseph Capital Corporation (See also Articles IV, VI, VII, VIII, XI and XII of Exhibit 3.1 and Articles III, IX, X, XI and XII of Exhibit 3.2)	*
10.1	St. Joseph Capital Corporation 1996 Stock Incentive Plan	*****
10.2	Stock Option Agreement between St. Joseph Capital Corporation and John W. Rosenthal, dated June 11, 1996	*
10.3	Employment Agreement between St. Joseph Capital and John W. Rosenthal, dated March 18, 1996	*
10.4	Amendment to the Employment Agreement between St. Joseph Capital Corporation and John W. Rosenthal, dated March 18, 1996	***
10.5	St. Joseph Capital Bank 401(k) Plan	**
10.6	Amendment to the Employment Agreement between St. Joseph Capital Corporation and John W. Rosenthal, dated October 1, 2002	****
10.7	Employment Agreement between St. Joseph Capital Corporation and Alex P. Strati, Jr., dated October 1, 2002	******
10.8	Director Fees	Included herewith
10.9	Junior Subordinated Indenture between St. Joseph Capital Corporation and The Bank of New York, as Trustee, dated as of July 11, 2003	Included herewith
10.10	St. Joseph Capital Corporation, as Issuer, Indenture, dated as of March 17, 2005, Wilmington Trust Company, as Trustee, Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures, Due 2035	Included herewith
21.1	Subsidiary of St. Joseph Capital Corporation	Included herewith
23.1	Consent of Plante & Moran, PLLC	Included herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Included herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Included herewith
32.1	Section 1350 Certification of Chief Executive Officer	Included herewith
32.2	Section 1350 Certification of Chief Financial Officer	Included herewith
99.1	Financial Statements and Related Notes	Included herewith

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

******

Incorporated by reference from the 2004 Form 10-K filed by the Corporation on March 28, 2005

#

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2006.

ST. JOSEPH CAPITAL CORPORATION

By:

/s/ John W. Rosenthal

John W. Rosenthal, Chief Executive Officer

and Chairman of the Board

By:

/s/ Mark E. Secor

Mark E. Secor, Chief Financial Officer

and Secretary of the Board

#

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities noted below and on March 28, 2006.

#

Signature	Title
/s/ John W. Rosenthal John W. Rosenthal	President, Chief Executive Officer and Chairman of the Board
/s/ John Affleck-Graves John Affleck-Graves	Director
/s/ Brian R. Brady Brian R. Brady	Director
/s/ Anna Reilly Anna Reilly	Director
/s/ David A. Eckrich David A. Eckrich	Director
/s/ Jeffrey V. Hammes Jeffrey V. Hammes	Director
/s/ Michael R. Leep, Sr. Michael R. Leep, Sr.	Director
/s/ Todd B. Martin Todd B. Martin	Director
/s/ Jack K. Matthys Jack K. Matthys	Director
/s/ Arthur H. McElwee, Jr. Arthur H. McElwee, Jr.	Director
/s/ Myron C. Noble Myron C. Noble	Director
/s/ Ben F. Ziolkowski Ben F. Ziolkowski	Director

#

Exhibit 10.8

ST. JOSEPH CAPITAL CORPORATION

2006 Non-Employee Director Fees

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

$

17,500

Annual retainer for the Nominating Committee chairperson (1)

$

3,750

Annual retainer for the Human Resource Committee chairperson (1)

$

7,500

Meeting fee per board meeting, Audit Committee, Corporate

Governance and Nominating Committee, and Human Resource

Committee attended (2)

$

750

Meeting fee per Investment Committee and Director Loan Policy

Committee attended

$

500

(1) Committee chairpersons receive their annual retainer on a per meeting basis and do not receive the additional meeting fee for their attendance.

(2) Meeting fee is only $375 if a Director is not in physical attendance and participates by phone.

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

4.

St. Joseph Capital Trust I (St. Joseph Capital Corporation owns 100% of the common securities of the trust)

5.

St. Joseph Capital Trust II (St. Joseph Capital Corporation owns 100% of the common securities of the trust)

#

Exhibit 23.1

CONSENT OF INDEPENDENT AUDITOR

We hereby consent to the incorporation by reference in the Registration Statement of St. Joseph Capital Corporation on Form S-8 (Registration No. 333-109859) of our report dated February 23, 2006 on the consolidated financial statements of St. Joseph Capital Corporation, which report is included in the 2005 Annual Report on Form 10-K of St. Joseph Capital Corporation.

/s/ Plante & Moran, PLLC

Plante & Moran, PLLC

March 28, 2006

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

March 28, 2006

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

March 28, 2006

/s/ Mark E. Secor

Mark E. Secor

Chief Financial Officer

#

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of St. Joseph Capital Corporation (the “Company”) on Form 10-K for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report), I, John W. Rosenthal, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John W. Rosenthal

John W. Rosenthal

Chief Executive Officer

March 28, 2006

#

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of St. Joseph Capital Corporation (the “Company”) on Form 10-K for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report), I, Mark E. Secor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Mark E. Secor

Mark E. Secor

Chief Financial Officer

March 28, 2006

#