Form 10-Q
period 2006-03-31
ST JOSEPH CAPITAL CORP
filed 2006-05-10
CIK 1015856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2006

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

Yes

X

No

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act.

Large accelerated filer

Accelerated filer

Non-accelerated filer

X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes

No

X

There were 1,780,345 shares of the Registrant’s common stock, $0.01 par value per share, outstanding as of May 10, 2006.

TABLE OF CONTENTS

Page

Number

PART I – FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets,

March 31, 2006 (Unaudited) and December 31, 2005

3

Condensed Consolidated Statements of Income,

Three Months Ended March 31, 2006 and 2005 (Unaudited)

4

Condensed Consolidated Statements of Cash Flows,

Three Months Ended March 31, 2006 and 2005 (Unaudited)

5

Notes to the Consolidated Financial Statements

6

Item 2.      Management’s Discussion and Analysis of Financial Condition

and Results of Operations

7

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

17

Item 4.      Controls and Procedures

17

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

18

Item 1A. Risk Factors

18

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3.      Defaults Upon Senior Securities

18

Item 4.      Submission of Matters to a Vote of Security Holders

18

Item 5.      Other Information

18

Item 6.      Exhibits

18

Signatures

19

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

(Unaudited)

March 31,

December 31,

2006

2005

ASSETS

Cash and due from banks

$

14,513

$

41,304

Interest-earning deposits in other financial institutions

451

523

Federal funds sold

2,000

-

Total cash and cash equivalents

16,964

41,827

Securities available for sale

80,396

83,554

Federal Home Loan Bank (FHLB) stock, at cost

3,152

3,152

Loans, net of allowance of $3,578 and $3,578

342,375

335,127

Accrued interest receivable

2,200

2,511

Premises and equipment, net

3,230

3,260

Cash surrender value of life insurance

8,518

8,435

Other assets

3,945

3,262

Total assets

$

460,780

$

481,128

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities

Deposits

Noninterest-bearing

$

34,682

$

59,865

Interest-bearing

295,399

283,533

Total deposits

330,081

343,398

Federal funds purchased

16,700

28,600

Securities sold under agreements to repurchase

10,102

8,650

FHLB advances

63,000

60,200

Accrued interest payable

454

386

Subordinated debentures

8,000

8,000

Other liabilities

2,847

2,953

Total liabilities

431,184

452,187

Shareholders’ equity

Common stock, $0.01 par value, 2,500,000 shares

authorized; 1,780,345 and 1,751,261 shares issued and

1,779,745 and 1,751,261 outstanding at March 31, 2006

and December 31, 2005

18

18

Additional paid-in capital

20,203

19,814

Treasury stock, at cost; 600 and 0 shares at March 31, 2006

and December 31, 2005

(18)

-

Retained earnings

10,442

10,037

Accumulated other comprehensive loss

(1,049)

(928)

Total shareholders’ equity

29,596

28,941

Total liabilities and shareholders’ equity

$

460,780

$

481,128

See accompanying notes to the condensed consolidated financial statements.

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

Three Months Ended March 31,

2006

2005

Interest income

Loans, including fees

$

5,346

$

3,893

Securities available for sale - taxable

616

567

Securities available for sale - tax exempt

179

147

FHLB stock

41

32

Federal funds sold

12

13

Other interest earning assets

7

121

Total interest income

6,201

4,773

Interest expense

Deposits

2,947

1,676

Federal funds purchased

207

7

Securities sold under agreements to repurchase

19

11

Subordinated debentures

139

56

FHLB advances

518

479

Total interest expense

3,830

2,230

Net interest income

2,371

2,543

Provision for loan losses

-

-

Net interest income after provision for loan losses

2,371

2,543

Noninterest income

Service charges on deposit accounts

90

102

Gain on sales of securities available

for sale, net

4

-

Gain on sales of mortgage loans

4

-

Earnings on life insurance

84

91

Other income

64

53

Total noninterest income

246

246

Noninterest expense

Salaries and employee benefits

1,291

1,151

Occupancy and equipment

142

114

Fraud Loss

177

-

Other expense

357

403

Total noninterest expense

1,967

1,668

Income before income taxes

650

1,121

Income tax expense

139

325

Net income

$

511

$

796

Basic income per common share

$

.29

$

.46

Diluted income per common share

$

.28

$

.43

Dividends per common share

$

.06

$

.05

Basic weighted average common shares outstanding

1,758,269

1,738,382

Diluted weighted average common shares outstanding

1,854,894

1,857,891

See accompanying notes to the condensed consolidated financial statements.

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

Three Months Ended March 31,

2006

2005

Cash flows from operating activities

Net income

$

511

$

796

Adjustments to reconcile net income to net cash

from operating activities

Depreciation

68

45

Provision for loan loss

-

-

Net amortization on securities

available for sale

21

46

Gain on sales of securities available

for sale, net

(4)

-

Gain on sales of mortgage loans

(4)

-

Stock option expenses

35

Increase in cash surrender value of life insurance

(83)

(91)

Net change in:

Accrued interest receivable

311

(222)

Other assets

(600)

(94)

Accrued interest payable

68

47

Other liabilities

(105)

359

Net cash from operating activities

183

921

Cash flows from investing activities

Purchase of securities available for sale

-

(34,965)

Proceeds from maturities and calls of securities

available for sale

2,936

267

Purchase of FHLB stock

-

(32)

Net change in loans receivable

(7,414)

(7,963)

Proceeds from the sale of mortgage loans

170

-

Purchase of premises and equipment, net

(38)

(661)

Net cash from investing activities

(4,346)

(43,354)

Cash flows from financing activities

Net change in deposits

(13,317)

13,209

Net change in securities sold under agreements

to repurchase

1,452

(2,150)

Federal funds purchased

(11,900)

(2,800)

Proceeds from FHLB advances

128,000

-

Repayment of FHLB advances

(125,200)

-

Cash dividends paid

(106)

(87)

Proceeds from subordinated debentures

-

5,000

Treasury stock purchased

(18)

-

Net effect of stock options exercised

389

87

Net cash from financing activities

(20,700)

13,259

Net change in cash and cash equivalents

(24,863)

(29,174)

Cash and cash equivalents at beginning of period

41,827

45,332

Cash and cash equivalents at end of period

$

16,964

$

16,158

Supplemental disclosures of cash flow information

Cash paid during the period for

Interest

$

3,762

$

2,183

Income taxes

$

-

$

25

See accompanying notes to the condensed consolidated financial statements.

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements include the accounts of St. Joseph Capital Corporation, a bank holding company located in Mishawaka, Indiana, (the Company) and its wholly-owned subsidiary, St. Joseph Capital Bank (the Bank).  All significant intercompany transactions and accounts have been eliminated in consolidation.  The statements have been prepared by management without an audit by independent certified public accountants.  However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to the consolidated financial statements included in St. Joseph Capital Corporation’s Form 10-K for the year ended December 31, 2005.

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

Three-Month Periods March 31,

2006

2005

Basic

     1,758,269

1,738,382

Effect of stock options

          96,625

119,479

Diluted

1,854,894

1,857,861

Net Income (in thousands)

$

511

$

796

Basic income per common share

$

.29

$

.46

Diluted income per common share

$

.28

$

.43

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENTS

This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A. of Part I in the St. Joseph Capital Corporation’s Form 10-K for the year ended December 31, 2005.  In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries.  These additional factors include, but are not limited to, the following:

•

The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks.

•

The costs, effects and outcomes of existing or future litigation.

•

Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission, and the Public Company Accounting Oversight Board.

•

The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

OVERVIEW

The Company was formed in February 1996 for the purpose of organizing the Bank.  The Company opened the Bank for business in February 1997 with $10.0 million in assets and has grown to approximately $460.1 million in assets as of March 31, 2006. In the years ending 2005 and 2004, the Company experienced significant growth as assets increased $192.8 million over the two years. This growth was partially due to the expansion of the institutional business banking line in conjunction with a strategic decision by management and the board of directors to grow the asset size of the Bank to help manage the increasing cost of operating in a highly regulated industry and being a public company.  Management anticipates that, as a result of a modestly growing economy in the Michiana area and the increased asset size of the Company, the growth in assets may continue but likely at a slower annual percentage rate than experienced historically and compared to the last two years.  However, management does expect that the Company’s assets will grow by taking additional market share, expanding into new markets , and expanding existing business lines .

The Company continues to focus on the goals that were established at its inception.  These goals include offering a distinct approach to serving its clients using an operating philosophy that emphasizes integrity in dealing with others, an extraordinary execution of service, and innovation, with technology-driven delivery of products.  This approach, along with management’s strong ties to the Indiana and Michigan communities it serves, has been the foundation of its success in building client relationships and maintaining controlled, profitable growth.  This focus allows the Bank to operate in an effective and efficient manner providing exceptional client service yet permitting the Bank to be competitive in the marketplace.

Since its inception , the Bank has focused on maintaining superior asset quality.  This is evident as the Bank has not yet experienced a single loan charge-off, which in turn allows for more efficient use of the Company’s resources, including time, dollars, and energy.  As a general rule, the most credit worthy borrowers are able to negotiate very favorable pricing terms in the market.  Additionally, for strategic reasons, the Bank has historically retained substantially all of its residential mortgage loans, which are generally less risky than other types of loans.  Therefore, the interest rates on residential mortgages are less than other types of term loans.  These two factors have contributed to the superior asset quality record achieved by the Bank but have also contributed to a lower net interest margin.  Partially offsetting the lower net interest margin is the Company’s low overhead ratio (non-interest expense divided by average assets).

Another important aspect of the operating philosophy of the Company is to continue to grow at an appropriate rate resulting in fixed non-interest expense to become a smaller percentage of total assets, which should lead to improvement in the ROAA and ROAE. Non-interest expense as a percentage of average assets was 1.65% (including a one-time fraud loss occurrence of $177,000) for the three months ending March 31, 2006, and 1.59% and 1.93% for the years ending 2005 and 2004.  Management believes that the non-interest expense as a percentage of average assets at March 31, 2006 is among the lowest of any bank in the country.

In response to clients’ needs and a flat yield curve, starting in 2006 the Company began offer ing saleable, servicing released mortgage products in addition to the existing mortgage products to provide clients longer term fixed rate products.  Management does not expect these new salable products to have a significant impact on the Company’s loan growth but should produce some additional non-interest income from the gains received on the sales of these loans.

On February 17, 2006, the Company discovered that a related series of unauthorized international wire transfers by a third party using one of the bank’s client accounts had been fraudulently perpetrated against the Bank.  The amount of the fraudulent wire transfer activity was approximately $175,000.  An additional $2,000 of legal expense was incurred for a total of $177,000 of fraud expense recorded in the first quarter of 2006.  The Company is insured against these type of illegal activities and on March 15, 2006 filed an insurance claim and is in the process of working with its insurance company to determine what portion of the claim, if any, will be covered by insurance.  If the Company is successful in collecting on its claim, they expect to recover the loss, net of a $50,000 deductible.  However, until the claim is paid, the Company’s longstanding conservative approach toward presenting the financial statements required that the entire amount of the loss be recorded.  Management believes that the Bank had control procedures in place to prevent these types of occurrences; nonetheless, sophisticated perpetrators can occasionally steal identities, which from time-to-time can result in a loss.  The Company has added even more controls to its existing procedures, but, at the same time is trying hard to preserve its user-friendly, client service orientation, which has been and will continue to be, the bedrock upon which its business is supported.

On March 23, 2006, the board of directors of the Company authorized a stock repurchase program for up to 50,000 of its shares that could be repurchased between March 23, 2006 and March 31, 2008.  The repurchased shares will be held as treasury shares on the Company financial statements and will be available to the Company for its use in issuing common stock for the Company’s stock incentive plan based on the average cost of the stock repurchased.

The following discussion provides additional information regarding the Company’s financial condition at March 31, 2006 and December 31, 2005 and operations for the three months ended March 31, 2006 and 2005.  The objective of this financial review is to enhance the reader’s understanding of our operating results and financial condition and should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes thereto and other information in the Company’s 2005 Annual Report on Form 10-K for the year ended December 31, 2005.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies conform to accounting principles generally accepted in the United States and general reporting practices with the financial services industry.   Certain of the Company's accounting policies require management to make difficult, complex, or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Some of the facts and circumstances, which could affect these judgments, include changes in interest rates, the performance of the economy or the financial condition of the Bank’s borrowers.  Management believes that its critical accounting policies include determining the allowance for loan losses.

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

General allocations for loan types may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition.  Factors that management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans, changes in mix, asset quality trends, loan grades, risk management and loan administration, changes in the internal lending policies and credit standards, examination results from bank regulatory agencies, and the Bank’s internal independent loan reviews.

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

The Company has not substantively changed its overall approach in the determination of the allowance for loan losses.  As the Company has matured and economic conditions have changed, the Company has made only minor changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the March 31, 2006 allowance for loan and lease losses.  The Bank has not experienced any charge-offs from loans receivable since inception and at December 31, 2005, no portion of the allowance for loan losses was allocated to impaired loan balances, as there were no loans considered impaired.

Based on the policy discussed above and further discussion found in the provision for loan losses analysis in the Results of Operations section of this document, management is of the opinion that the allowance of $3.6 million was adequate to absorb estimated loan losses associated with the loan portfolio at March 31, 2006.  However, there can be no assurance that future losses will not exceed the estimated amounts or that the Company will not be required to make additional provision for losses in the future.

FINANCIAL CONDITION

During the first three-month period of 2006, the Company’s total assets decreased from $481.1 million on December 31, 2005 to $460.8 million on March 31, 2006.  This was a $20.3 million decrease in total assets, or 4.2%, during the first three months of 2006. The decrease in total assets was due largely to the use of approximately $30.0 million of deposits received from the Company’s municipal clients on the last business day of 2005 to reduce the Company’s short-term liabilities by approximately $30.0 million on the first business day of 2006, which resulted in the reduction of total assets.  Average assets for the twelve months ending December 31, 2005 and the three months ending December 31, 2005 were $430.1 million and $447.6 million compared to average total assets of $451.6 million for the first three months of 2006.

Cash and cash equivalents decreased by $24.8 million, from $41.8 million at December 31, 2005 to $17.0 million at March 31, 2006.  The decrease was primarily due to the $30.0 million in deposits made on the last business day of 2005 and used to reduce the Company’s short-term liabilities.

The balance of interest-earning deposits in other financial institutions and federal funds sold was $2.5 million at March 31, 2006 compared to $523,000 at December 31, 2005.  This increase was primarily the result of managing the Company’s cash at the close of the last day of the quarter.  Typically when the Company is in a short-term borrowing position, all excess funds are utilized to reduce those borrowings.  However, on certain days, due to the timing of when funds are received it is necessary to purchase federal funds at the end of a day so the funds earn interest.

Securities available for sale decreased from $83.6 million at December 31, 2005 to $80.4 million at March 31, 2006.  This decrease of $3.2 million was primarily the result of maturities and principal paydowns on individual investment securities in the portfolio combined with approximately $205,000 of additional unrealized market value loss in the portfolio due to the interest rate environment.

The Company’s loan portfolio increased $7.2 million during the first quarter with little change in the mix of the Company’s loan types since December 31, 2005.  The loan growth during the quarter was attributable to adding new loan relationships, the expansion of borrowing relations from existing clients, and from the purchase of loan participations.  The continued significant concentration of the loan portfolio in commercial loans is consistent with the stated strategy of focusing on small to mid-size businesses.  Management anticipates this growth will continue as additional relationships are developed as a result of current marketing efforts, the utilization of newer lending personnel, and the expansion into the Elkhart market.  Management continues to actively call on clients and prospects; focusing on the strong niches the Company has served since the formation of the bank.  The deposit accounts related to the Bank’s commercial lending business generate a significant amount of local deposits and are an important funding source for the Company.

The quality of the loan portfolio remains strong.  The Company has not experienced any charge-offs since inception.  Management believes they have instilled a very strong credit culture within the lending department as it pertains to the underwriting and administration processes and, no change in the culture is expected as the loan portfolio grows.  Over 90.8 % of the loan portfolio consists of loans extended to companies and individuals with whom the Company has long-established relationships ..  The remaining portion is comprised of participations in commercial loans with non-affiliated commercial banks outside of the immediate area, which are underwritten using the same loan underwriting criteria as though the Bank was the originating bank.

The economy in the Company’s market area has had a steady but modest increase over the last couple of years, a trend that has continued during the first quarter of 2006.  During this period, the Company has grown while at the same time experiencing no significant change in asset quality or in non-performing loan totals.  However, due to the slowdown in the rate of economic growth compared to the late 1990’s and the modest rate of the growth in the economy during the recent years, borrowers may experience repayment difficulties, and the level of non-performing loans, charge-offs, and delinquencies could rise and require an increase in the provision for loan losses.

Deposits decreased $13.3 million during the three-month period ended March 31, 2006 with $330.1 million in deposits compared to $343.4 million at December 31, 2005.  Interest-bearing deposits increased $11.9 million primarily due to non-interest bearing deposits decreasing $25.2 million and a portion of these deposits moving to interest bearing deposits.  As discussed above, on December 31, 2005, deposits of approximately $30.0 million were made at the end of the day and therefore classified as non-interest bearing.  On the first business day of 2006, the funds became interest-bearing when collected.  Average deposits for the twelve months ending December 31, 2005 and the fourth quarter of 2005 were $334.1 million and $346.7 million compared to average total deposits of $343.3 million for the first quarter of 2006.  The Company expects to continue to see growth in deposits during the remainder of 2006 and to retain a significant portion of the deposits that existed at March 31, 2006.

The Company’s municipal business line provides a significant percentage of the Company’s deposit funding and also contributes to the fluctuation in the Company’s short-term funding balances as the municipal account balances increase and decrease.  At March 31, 2006, $127.9 million or 38.7% of the $330.1 million of deposits were from the Company’s municipal business line.  The typical funding pattern by which the municipalities operate is dependent on the collection of property tax dollars by the local governments.  Most of the property taxes are collected in May and November by the local governments, and the funding to municipalities is provided in June and December.  As the funds are used by the municipalities, their account balances decrease until the next funding date.  As these municipal balances fluctuate, the Company uses similar cost short-term funding sources to manage the funding needs.

As the municipal business line grows, the Company expects that its municipal government clients will increase their use of corporate agency trust agreements.  Such agreements provide municipalities with another option for managing their accounts by allowing a portion of their deposited funds to be swept into their trust accounts.  Since these trust accounts are not recorded on the Bank’s balance sheet, they do not require an allocation of the Bank’s capital.  As additional funding is required at the Bank, the funds in the trust accounts can be swept back to their accounts at the Bank.  With the utilization of these trust relationships, the fluctuation in their deposit accounts at the Bank due to their funding patterns can partially be managed without the use of short-term funding sources. Depending on the asset growth of the Company, the ability to utilize the Bank’s Trust Department as another option for the municipal clients will vary.  The growth of this business line continues to be a focus for the Company, and it is expected to continue to be a significant funding source for the Company.

To date, the Bank has been successful in attracting and retaining client relationships, which have provided a significant portion of the funding needed to grow the loan portfolio and increase the investment portfolio.  Management has accepted $40.8 million in brokered certificates of deposit as of March 31, 2006 compared to $40.6 million at December 31, 2005.  Management utilizes this funding source to assist in the overall asset/liability management of the Bank.  These certificates of deposit are used for short and long term funding to assist the Bank in funding short term funding needs and term loans and as a means to manage the Company’s overall interest rate risk.

Federal funds purchased decreased $11.9 million during the three-month period ended March 31, 2006 from $28.6 million at December 31, 2005 to $16.7 million.  Federal funds purchased are used as temporary funding sources by the Bank to meet short-term liquidity needs.  The Bank has over $48.5 million in federal funds lines established at correspondent banks.  At times, there will be differences between asset growth and the funding that supports this growth.  The use of federal funds purchased provides short-term funding for these differences when funding is needed, as was the case at March 31, 2006.

Federal Home Loan Bank of Indianapolis (FHLB) advances increased $2.8 million from $60.2 million as of December 31, 2005 to $63.0 million at March 31, 2006.  Management uses FHLB advances primarily to assist in the overall asset and liability management of the Bank and for general liquidity purposes.  FHLB advances can be utilized for both long and short-term asset/liability management.  At March 31, 2006, $30.0 million of the Company’s FHLB advances were long-term with a remaining average life of 2.4 years and $33.0 million were short-term with a remaining average life of four months.  As of March 31, 2006, the Company held $3.2 million of FHLB stock.

Securities sold under agreement to repurchase increased by $1.5 million during the three month period ended March 31, 2006. As part of the Company’s sweep accounts, collected funds from business clients’ noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements.  Although not considered a deposit account and therefore not FDIC insured, the repurchase agreements from local corporate clients have historically been a very stable source of funding for the Bank.

RESULTS OF OPERATIONS

Overview.  Consolidated net income for the three month period ended March 31, 2006, was $511,000 as compared to $796,000 for the same period in 2005, a decrease of $285,000 or 35.8%.  Income per common share for the first three months of 2006 was $.29 basic and $.28 fully-diluted, compared to $.46 basic and $.43 fully-diluted income per common share for the same period in 2005.  The decrease in net income in the first three months of 2006 compared to the same period in the prior year was primarily due to a decrease in net interest income after provision for loan losses of $172,000, an increase in non-interest expense of $122,000, and a one-time charge for a wire fraud loss of $177,000, partially offset by a decrease in tax expense of $186,000.

Net Interest Income.  The largest component of net income is net interest income.  Net interest income is the difference between interest income, principally from loans and securities available for sale, and interest expense, principally on customer deposits and borrowings.  Changes in net interest income result from changes in volume, net interest spread, and net interest margin.  Volume refers to the average dollar levels of interest-earning assets and interest-bearing liabilities.  Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.  Net interest margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

Net interest income during the first quarter of 2006 was $2.4 million, a decrease of $172,000 or 6.8% over the $2.5 million earned during the same period in 2005.  Yields on the Company’s interest-earning assets increased by 91 basis points to 6.03% for the quarter ended March 31, 2006, from 5.12% for the quarter ended March 31, 2005.  This increase was primarily the result of higher interest rates on existing and new interest-earning assets compared to the same period a year ago.  Rates paid on interest-bearing liabilities increased by 144 basis points during the same period.  Due to the more significant increase for the rates paid on the Company’s interest-bearing liabilities compared to the increase on the yield received from the Company’s interest-earning assets, the net interest margin declined 41 basis points from 2.78% at March 31, 2005 to 2.37% at March 31, 2006.  The increased volume in interest-earning assets can generate more net interest income during a period despite a decreasing margin, as long as the volume variance is greater than the negative rate variance; however, the increased volume during the first quarter of 2006 was not adequate to generate enough additional net interest income to offset the rate at which the cost of liabilities increased.

Since the middle of 2004 the Federal Reserve has increased short-term rates 375 basis points.  Of the increase s in the short-term interest rates experienced since the Federal Reserve began its program of rate increases, 50 basis points occurred during the first quarter of 2006.  This increase in short-term rates during the first quarter of 2006 combined with little movement in intermediate and longer-term rates has produced the “so-called” flat yield curve ..  This flattening has affected the cost of the Company’s interest-bearing liabilities more significantly than the yields available on the Company’s interest-earning assets .  This, along with the Company having more interest-bearing liabilities with short-term repricing than interest-earning assets, has resulted in a compression of the net interest margin.  The rates paid to a significant portion of the Company’s municipal accounts are indexed to the short-term rates and adjust daily which has also contributed to the higher interest expense.  (Continued on page 13)

The following are the average balance sheets for the three months ending March 31:

2006

2005

Average

Average

Average

Average

Balance

Interest

Rate

Balance

Interest

Rate

(Dollars in thousands)

ASSETS

Interest-earning assets

Federal funds sold

$

1,031

$

12

4.67%

$

2,246

$

13

2.37%

Interest-earning deposits in other

  financial institutions

580

7

4.75

19,681

121

2.49

Securities available for sale (1)

81,826

914

4.53

76,096

811

4.32

FHLB stock

3,152

41

5.26

3,111

32

4.23

Loans receivable (2)

338,723

5,346

6.40

284,685

3,894

5.55

Total interest-earning assets (1)

425,312

6,320

6.03%

385,819

4,871

5.12%

Noninterest-earning assets

Cash and due from banks

14,056

14,161

Allowance for loan losses

(3,578)

(3,578)

Premises and equipment, net

3,271

2,796

Accrued interest receivable and

  other assets

12,584

10,319

$

451,645

$

409,517

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities

Savings, NOW and money

markets

$

216,176

$

2,095

3.93%

$

195,828

$

1,039

2.15%

Certificates of deposit

89,736

852

3.85

94,233

638

2.75

Federal funds purchased

16,894

207

4.96

1,059

7

2.79

Securities sold under agreements

  to repurchase

7,808

19

.96

9,205

11

.50

Subordinated debentures

8,000

139

7.04

3,832

56

5.96

FHLB advances

44,486

518

4.73

41,740

479

4.65

Total interest-bearing liabilities

383,100

3,830

4.05%

345,897

2,230

2.61%

Noninterest-bearing liabilities

Demand deposits

37,433

35,832

Accrued interest payable and

  other liabilities

2,504

1,096

Shareholders' equity

28,608

26,692

$

451,645

$

409,517

Net interest income/spread

$

2,490

1.97%

$

2,641

2.51%

Net interest income as a percent

  of average interest earning assets (1)

2.37%

2.78%

(1)

Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities.  Interest income is presented on a tax equivalent basis.

(2)

Includes fees on loans.  The inclusion of loan fees does not have a material effect on the average interest rate.

Management believes that the current level of interest rates is significantly driven by external factors and that the net interest margin could continue to compress if a flat yield curve continues.  As the Company grows, the additional leveraging of capital increases the percentage of interest-bearing liabilities used to fund the asset growth and can also push the net interest margin lower.  If long-term interest rates continue to increase at a slow pace, net interest income can be increased by growth in interest-earning assets and interest-bearing liabilities.  Management expects short-term interest rates to continue to increase during the second quarter of 2006.  Therefore, the Company will continue its effort to optimize its asset mix, and thereby seek to help neutralize the net interest margin impact associated with a changing rate environment and continue to add volume to the balance sheet to manage the net interest income in the future.  However, if short-term interest rates stabilize or begin to decrease or the yield curve begins to generate more historic interest rate spreads, net interest income can be increased by not only the growth in interest-earning assets, but by an expected increase in the net interest margin based on the structure of the Company’s interest-bearing liabilities.  Management believes that the yield curve should return to a more normal shape over time and that a positive upward slope in the curve should produce higher margins.

Provision for Loan Losses.  During the first quarters of 2006 and 2005 there was no provision expense.  Management’s decision not to record any provision expense is attributed to the credit quality the Company has experienced since its inception combined with the result of management’s loan loss reserve analysis, which is used in determining the amount of allowance for loan loss required for the loan portfolio.  The additional weighting of the Company’s own loan loss experience in the reserve analysis also contributed to the decision to decrease the allowance for loan loss as a percentage of gross loans.  The reserve analysis, along with other relevant allowance for loan loss details, is included in the Critical Accounting Policy section located in this document.  The allowance for loan losses as a percentage of total loans outstanding as of March 31, 2006 was 1.03%, compared to 1.23% at March 31, 2005.  The allowance for loan losses as a percentage of total loans outstanding at December 31, 2005 was 1.06%.  Management believes that the current level of the allowance for loan losses to loans is appropriate; but, as the loan portfolio grows, it is likely that some level of provision expense may be needed to maintain an adequate level of reserves ..

The Bank has not experienced any charge-offs from loans receivable since inception.  At March 31, 2006, no portion of the allowance for loan losses was allocated to impaired loan balances, as there were no loans considered impaired.  Management believes the allowance for loan losses at March 31, 2006, was adequate to absorb losses in the loan portfolio, including probable incurred losses due to the current state of the economy.  However, there can be no assurance that future losses will not exceed the estimated amounts or that the Company will not be required to make additional provision for losses in the future.

Non-interest Income.  Total non-interest income remained at $246,000 for the first three months of 2006 compared to the same amount during this period in 2005.  Non-interest income during the first quarter of 2006 consisted primarily of depository account service fees, interchange income on credit cards, and the recording of the increase in the cash surrender value of bank owned life insurance.  Non-interest income for the 2006 period included a net gain on the sale of securities of $4,000, while no securities gains or losses were recorded for the first three months of 2005.  Service charges on deposit accounts decreased $12,000 for the first three months of 2006 compared to the same period in 2005.  Due to the Company’s operating philosophy, which includes a general aversion to excessive service charges on deposit accounts , non-interest income is inversely impacted as customers carry higher average balances .  S ignificant changes in service charges would not be expected except as a result of continued growth in deposit relationships.

The Company began selling residential mortgages to the secondary market during the first quarter of 2006.   The servicing on all the mortgages will be sold.  For the three months ending March 31, 2006, $4,000 from the gain on sale of mortgage loans was recognized compared to zero for the same period in 2005.  Management does not expect the income from the sale of residential mortgage loans to be significant; however, they do expect the amount to continue to increase.

Non-interest income from the increased cash surrender value of bank owned life insurance was $84,000 for the first three months of 2006 compared to $91,000 for the same period in 2005.  This decrease is primarily due to slightly lower returns on the underlying insurance assets, which impact the increases in cash surrender value of the life insurance.  Management anticipates that the increase in the cash surrender value of the bank owned life insurance should remain at the current level.

Non-interest Expense.  The main components of non-interest expense were salaries and employee benefits, occupancy and equipment, and a one-time fraud loss.  Non-interest expense for the first quarter of 2006 was $2.0 million as compared to $1.7 million for the first quarter of 2005, an increase of $299,000 or 17.9%.  Non-interest expense for the first quarter of 2006 , without the one-time fraud loss, was $1.8 million as compared to $1.7 million for the first quarter of 2005, an increase of  $122,000 or 7.3%.  While the overhead continues to increase due, in part, to the costs associated with the new Elkhart banking center and the Company’s continued investments in personnel, (both of which support the Company’s long-term growth strategy , ) management remains focused on controlling expenses without impairing the quality of service provided to clients and the expected needs to grow the Company.

Salaries and employee benefits, which are the largest component of non-interest expense, experienced the most significant dollar increase of any non-interest expense component.  For the first quarter of 2006, total salaries and employee benefits were $1.3 million compared to $1.2 million for the same period in 2005.  The increase in employee salaries and benefits was a result of merit increases , a change to the Company’s 2006 Incentive Compensation Plan, and the hiring of nine new employees since March 31, 2005. The 2006 Incentive Compensation Plan approved by the board of directors provided for larger annual increases than normal in the base salaries of certain officers of the bank.  As an offset to higher base salaries, the targeted percentage payouts to plan participants have been reduced.  In addition, the formula for calculating incentive awards has been revised.  No bonuses were earned or accrued during the first quarter of 2006.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R.)  The provisions of SFAS 123R became effective for the company for the first quarter of 2006.  Beginning in 2003, the Company voluntarily adopted this method under SFAS 148 and has expensed all options granted in 2003, 2004, and 2005 to the extent they have vested.  As allowed under SFAS 123R, the Company selected the modified prospective method of adoption, therefore, the impact on the results of operations has been limited to those stock awards granted in 2006 and the unvested options issued prior to 2003.  The impact related to the unvested options granted prior to 2003 was approximately a $13,000 increase in compensation expense for the first quarter of 2006.

Occupancy and equipment expense increased $28,000 when comparing the two periods.  Monitoring and controlling non-interest costs, while at the same time providing high quality service to clients, is one of management’s top priorities.  Some additional increase in occupancy and equipment expense was due to the addition of the Elkhart banking center, along with additional investing in technology.

As mentioned previously in the Overview section of this document, on February 17, 2006, the Company discovered that a related series of unauthorized international wire transfers by a third party using one of the bank’s client accounts had been fraudulently perpetrated against the Bank.  The amount of the fraudulent wire transfer activity was approximately $175,000.  An additional $2,000 of legal expense was incurred for a total of $177,000 of fraud expense recorded in the first quarter of 2006.  The Company is insured against these type of illegal activities and on March 15, 2006 filed an insurance claim and is in the process of working with its insurance company to determine what portion of the claim, if any, will be covered by insurance.  If the Company is successful in collecting on its claim, they expect to recover the loss, net of a $50,000 deductible.  However, until the claim is paid, the Company’s longstanding conservative approach toward presenting the financial statements required that the entire amount of the loss be recorded.  Management believes that the Bank had control procedures in place to prevent these types of occurrences; nonetheless, sophisticated perpetrators can occasionally steal identities, which from time-to-time can result in a loss.  The Company has added even more controls to its existing procedures, but, at the same time is trying hard to preserve its user-friendly, client service orientation, which has been and will continue to be, the bedrock upon which its business is supported.

Income Taxes. The effective tax rate during the first quarter of 2006 was 21.4% compared to 29.0% during the same period of 2005 and 25.4% for the year ended December 31, 2005.  The decrease in the effective tax rate during the first quarter of 2006 was the result of lower net income before taxes combined with the benefits from the increase in the tax exempt interest income due to additional purchases of municipal securities, tax exempt non-interest income from bank owned life insurance, and the transfer of most of the investment securities portfolio to the Bank’s Delaware investment subsidiary , reducing the state tax liability from the interest income received at the subsidiary.  Management anticipates that the effective tax rate for the remainder of the year will be approximately the same level as experienced during 2005.

LIQUIDITY

The Company’s liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans and securities and net profits.  These monies are used to fund loan requests, meet deposit withdrawals, maintain reserve requirements, and support operations.  Liquidity is primarily achieved through the growth of deposits (both local and out-of-area) and by maintaining liquid assets such as securities available for sale, matured securities, and federal funds sold.  Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that achieves an interest rate risk profile acceptable to management and assists in achieving a desired level of profitability.  An important part of the overall asset and liability management process is providing adequate liquidity.  Liquid assets were $97.4 million at March 31, 2006 compared to $125.4 million at December 31, 2005.

The Company’s liquidity strategy is to fund loan growth with deposits, repurchase agreements, and FHLB advances and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity.  Deposit and repurchase agreement growth from depositors located in the market area have consistently increased and has been sufficient to meet the loan growth and provide monies for additional investing activities.  Management also obtains certificates of deposit from customers outside of the market area and placed by deposit brokers for a fee, as well as certificates of deposit obtained from the deposit owners directly.  These funds are used to assist in management’s asset liability planning as well as meeting short term funding needs.  As of March 31, 2006, brokered deposits totaled $40.8 million, or 12.0% of combined deposits and repurchase agreements, compared to $40.6 million, or 11.5% of combined deposits and repurchase agreements, as of December 31, 2005.  The weighted average months to maturity of the brokered deposits at March 31, 2006 was 4.8 months.  The acceptance of brokered deposits is expected to be an ongoing activity due to the Company’s planned future growth and managing a consistent level of deposits.

The Bank has the ability to borrow money on a daily basis through correspondent banks via established federal funds purchased lines; however, this is viewed as only a secondary and temporary source of funds.  The average balance of federal funds purchased during the three months ended March 31, 2006 totaled $16.9 million, compared to a $1.1 million average federal funds purchased during the same period in 2005.

As a member of the FHLB, the Bank has access to the FHLB's borrowing programs.  Based on ownership of FHLB stock and available collateral at March 31, 2006, the Bank could borrow up to approximately $120.3 million.  As of March 31, 2006, $63.0 million in FHLB advances was outstanding.  The availability could continue to increase if the loan and investment portfolios grow in the future.

In addition to typical loan funding and deposit flow, the Company must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit.  As of March 31, 2006, there was a total of $87.1 million in unfunded loan commitments and $4.9 million in unfunded standby letters of credit.  Fluctuations in loan balances and commitment levels are monitored, with such data being used in managing overall liquidity.

CAPITAL RESOURCES

Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth.  Shareholders' equity increased by $655,000 during the first three months of 2006, from $28.9 million at December 31, 2005, to $29.6 million at March 31, 2006.  The increase was attributable to the addition of net income of $511,000 recorded during the first three months of 2006 and from $389,000 of proceeds from the exercise of stock options.  These were offset by the payment of $106,000 in cash dividends to shareholders, the purchase of $18,000 of treasury stock by the Company, and $121,000 non-cash increase in the unrealized losses on available for sale securities as defined in SFAS No. 115.  The unrealized loss on the available for sale securities was the result of rising interest rates during the first quarter of 2006.  If these securities are held to final maturity they will mature at their par value.

On March 23, 2006, the board of directors of the Company authorized a stock repurchase program for up to 50,000 of its shares between March 23, 2006 and March 31, 2008.  The repurchased shares will be held as treasury shares on the Company financial statements and will be available to the Company for its use in issuing common stock for the Company’s stock incentive plan based on the average cost of the stock repurchased.  Management and the board of directors believe that the use of the Company’s capital for a minimal repurchase program will not significantly impact the Company’s ability to provide adequate capital for its anticipated growth.

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

 The components of total risk-based capital are Tier 1 capital and Tier 2 capital.  Tier 1 capital is total shareholders’ equity less intangible assets plus qualifying trust preferred securities.  Tier 2 capital is Tier 1 capital plus a portion of the allowance for loan losses.  The allowance for loan losses is includable in Tier 2 capital up to a maximum of 1.25% of risk-weighted assets.  The net unrealized appreciation (depreciation) on securities available for sale, net of tax, is not considered in meeting regulatory capital requirements.  The following table provides the minimum regulatory capital requirements and the actual capital ratios at March 31, 2006:

March 31, 2006	Minimum Required For Capital Adequacy Purposes	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions	Company’s Capital Ratio	Bank’s Capital Ratio
Ratio of Total Capital to Risk Weighted Assets	8.0%	10.0%	11.7%	11.1%
Ratio of Tier 1 Capital to Risk Weighted Assets	4.0%	6.0%	10.7%	10.2%
Ratio of Tier 1 Capital to Average Assets	4.0%	5.0%	8.5%	8.0%

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

Management conducted multiple simulations as of March 31, 2006, during which it was assumed that a parallel, simultaneous, instant , and sustained change in market interest rates occurred.  Results of the simulation suggest that the Company could expect net interest income to increase by approximately $390,000 if interest rates decline by 100 basis points over the next twelve months, and to decrease approximately $420,000 if interest rates increase 100 basis points over the next twelve months, from forecast levels of net interest income absent any changes in rates.  These variances in net interest income were within the Company’s policy parameters established to manage interest rate risk.  Other simulations are run quarterly looking at changes to net interest income given 200 and 300 basis point changes in interest rates.

The third interest rate risk measurement used is commonly referred to as an EVE analysis or an Economic Value of Equity analysis.  Along with the simulation analysis, management believes that the EVE analysis methodology provides a more accurate measurement of interest rate risk than the GAP analysis, and therefore, serves as one of management’s primary interest rate risk measurement techniques.  The EVE analysis assesses the impact to the value of equity given potential changes in market interest rates.  Key assumptions in the model include prepayment speeds on various loans, discount rates and the duration of assets and liabilities as determined by the federal regulatory agencies.  These assumptions are inherently uncertain, subject to fluctuation and revision in a dynamic environment; therefore, the model cannot precisely estimate the value of equity or exactly predict the impact that higher or lower interest rates will have on the value of equity.  Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions and the Company's strategies, among other factors.

Results of the economic value of equity analysis done as of March 31, 2006, suggest that the Company could expect the value of its equity to decrease 1.82% and 3.89%, if there was an immediate interest rate shift upward of 100 and 200 basis points and to increase 0.57% and decrease 1.64%, if there was an immediate interest rate shift downward of 100 and 200 basis points.  Management believes the different scenarios indicate a financial services organization that has reasonable overall interest rate risk.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Readers should carefully consider the risks described under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2005.  These risks could materially affect the business, results of operations, or financial condition.  There have been no material changes to such “Risk Factors” disclosed in our Annual Report on Form 10-K.

ITEM 4.

CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2006.  Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006 ..   There have been no changes in the Company’s internal control over financial reporting that had or are reasonably likely to have a material effect on the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

As a depository of funds, the Company may occasionally be named as a defendant in lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts.  Such litigation is incidental to the Company’s business.

Item 1A.

Risk Factors

The information contained in the section of this quarterly report on Form 10Q captioned “management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Interest Sensitivity” is incorporated herein by reference.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 to January 31, 2006	-	-	-	-
February 1 to February 28, 2006	-	-	-	-
March 1 to March 31, 2006	600	$ 29.50	600	49,400
Total	600	$ 29.50	600	49,400

(1) On March 23, 2006, the board of directors of the Company authorized a stock repurchase program for up to 50,000 of the Company’s shares between March 23, 2006 and March 31, 2008.

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

St. Joseph Capital Corporation

(Registrant)

Date:  May 10, 2006

/s/ John W. Rosenthal

John W. Rosenthal, Sr.

President and Chief Executive Officer

Date:  May 10, 2006

/s/ Mark E. Secor

Mark E. Secor

Chief Financial Officer

EXHIBIT 31.1

I, John W. Rosenthal, Sr., certify that:

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

May 10, 2006

/s/ John W. Rosenthal

John W. Rosenthal, Sr.

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

May 10, 2006

/s/ Mark E. Secor

Mark E. Secor

Chief Financial Officer

1

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of St. Joseph Capital Corporation (the “Company”) on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John W. Rosenthal, Sr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John W. Rosenthal

John W. Rosenthal, Sr.

Chief Executive Officer

May 10, 2006

2

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of St. Joseph Capital Corporation (the “Company”) on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Mark E. Secor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Mark E. Secor

Mark E. Secor

Chief Financial Officer

May 10, 2006

3

Exhibit 10.9

JUNIOR SUBORDINATED INDENTURE

between

ST. JOSEPH CAPITAL CORPORATION

and

THE BANK OF NEW YORK,
as Trustee

Dated as of July 11, 2003

CHDB03 8927840.13 061802 1109C 02982767

[TPW: NYLEGAL:157101.3] 19915-00013  07/15/2003 3:42 PM

TABLE OF CONTENTS

(continued)

Page

ARTICLE I
Definitions and Other Provisions of General Application

Section 1.1.

Definitions

1

Section 1.2.

Compliance Certificate and Opinions

10

Section 1.3.

Forms of Documents Delivered to Trustee

10

Section 1.4.

Acts of Holders

11

Section 1.5.

Notices, Etc. to Trustee and Company

13

Section 1.6.

Notice to Holders; Waiver

13

Section 1.7.

Effect of Headings and Table of Contents

13

Section 1.8.

Successors and Assigns

14

Section 1.9.

Separability Clause

14

Section 1.10.

Benefits of Indenture

14

Section 1.11.

Governing Law

14

Section 1.12.

Submission to Jurisdiction

14

Section 1.13.

Non-Business Days

14

ARTICLE II
Security Forms

Section 2.1.

Form of Security

15

Section 2.2.

Restricted Legend

20

Section 2.3.

Form of Trustee’s Certificate of Authentication

22

Section 2.4.

Temporary Securities

23

Section 2.5.

Definitive Securities

23

ARTICLE III
The Securities

Section 3.1.

Payment of Principal and Interest

23

Section 3.2.

Denominations

25

Section 3.3.

Execution, Authentication, Delivery and Dating

25

Section 3.4.

Global Securities

26

Section 3.5.

Registration, Transfer and Exchange Generally

28

Section 3.6.

Mutilated, Destroyed, Lost and Stolen Securities

29

Section 3.7.

Persons Deemed Owners

30

Section 3.8.

Cancellation

30

Section 3.9.

Deferrals of Interest Payment Dates

30

Section 3.10.

Right of Set-Off

31

Section 3.11.

Agreed Tax Treatment

31

Section 3.12.

CUSIP Numbers

31

ARTICLE IV
Satisfaction and Discharge

Section 4.1.

Satisfaction and Discharge of Indenture

32

Section 4.2.

Application of Trust Money

33

ARTICLE V
Remedies

Section 5.1.

Events of Default

33

Section 5.2.

Acceleration of Maturity; Rescission and Annulment

34

Section 5.3.

Collection of Indebtedness and Suits for Enforcement by Trustee.

35

Section 5.4.

Trustee May File Proofs of Claim

36

Section 5.5.

Trustee May Enforce Claim Without Possession of Securities

36

Section 5.6.

Application of Money Collected

36

Section 5.7.

Limitation on Suits

37

Section 5.8.

Unconditional Right of Holders to Receive Principal, Premium and Interest; Direct Action by Holders of Preferred Securities

37

Section 5.9.

Restoration of Rights and Remedies

38

Section 5.10.

Rights and Remedies Cumulative

38

Section 5.11.

Delay or Omission Not Waiver

38

Section 5.12.

Control by Holders

38

Section 5.13.

Waiver of Past Defaults

39

Section 5.14.

Undertaking for Costs

39

Section 5.15.

Waiver of Usury, Stay or Extension Laws

40

ARTICLE VI
The Trustee

Section 6.1.

Corporate Trustee Required

40

Section 6.2.

Certain Duties and Responsibilities

40

Section 6.3.

Notice of Defaults

41

Section 6.4.

Certain Rights of Trustee

42

Section 6.5.

May Hold Securities

43

Section 6.6.

Compensation; Reimbursement; Indemnity

44

Section 6.7.

Resignation and Removal; Appointment of Successor

45

Section 6.8.

Acceptance of Appointment by Successor

45

Section 6.9.

Merger, Conversion, Consolidation or Succession to Business

46

Section 6.10.

Not Responsible for Recitals or Issuance of Securities

46

Section 6.11.

Appointment of Authenticating Agent

46

ARTICLE VII
Holder’s Lists and Reports by Trustee And Company

Section 7.1.

Company to Furnish Trustee Names and Addresses of Holders

48

Section 7.2.

Preservation of Information, Communications to Holders

48

Section 7.3.

Reports by Company

48

ARTICLE VIII
Consolidation, Merger, Conveyance, Transfer or Lease

Section 8.1.

Company May Consolidate, Etc., Only on Certain Terms

49

Section 8.2.

Successor Company Substituted

49

ARTICLE IX
Supplemental Indentures

Section 9.1.

Supplemental Indentures without Consent of Holders

50

Section 9.2.

Supplemental Indentures with Consent of Holders

51

Section 9.3.

Execution of Supplemental Indentures

51

Section 9.4.

Effect of Supplemental Indentures

52

Section 9.5.

Reference in Securities to Supplemental Indentures

52

ARTICLE X
Covenants

Section 10.1.

Payment of Principal, Premium and Interest

52

Section 10.2.

Money for Security Payments to be Held in Trust

52

Section 10.3.

Statement as to Compliance

53

Section 10.4.

Calculation Agent

54

Section 10.5.

Additional Tax Sums

54

Section 10.6.

Additional Covenants

55

Section 10.7.

Waiver of Covenants

56

Section 10.8.

Treatment of Securities

56

ARTICLE XI
Redemption of Securities

Section 11.1.

Optional Redemption

56

Section 11.2.

Special Event Redemption

56

Section 11.3.

Election to Redeem; Notice to Trustee

56

Section 11.4.

Selection of Securities to be Redeemed

57

Section 11.5.

Notice of Redemption

57

Section 11.6.

Deposit of Redemption Price

58

Section 11.7.

Payment of Securities Called for Redemption

58

ARTICLE XII
Subordination of Securities

Section 12.1.

Securities Subordinate to Senior Debt

59

Section 12.2.

No Payment When Senior Debt in Default; Payment Over of Proceeds Upon Dissolution, Etc.

59

Section 12.3.

Payment Permitted If No Default

60

Section 12.4.

Subrogation to Rights of Holders of Senior Debt

61

Section 12.5.

Provisions Solely to Define Relative Rights

61

Section 12.6.

Trustee to Effectuate Subordination

61

Section 12.7.

No Waiver of Subordination Provisions

62

Section 12.8.

Notice to Trustee

62

Section 12.9.

Reliance on Judicial Order or Certificate of Liquidating Agent

63

Section 12.10.

Trustee Not Fiduciary for Holders of Senior Debt

63

Section 12.11.

Rights of Trustee as Holder of Senior Debt; Preservation of Trustee’s Rights

63

Section 12.12.

Article Applicable to Paying Agents

63

SCHEDULES

Schedule A

Determination of LIBOR

Exhibit A

Form of Officer’s Certificate

JUNIOR SUBORDINATED INDENTURE, dated as of July 11, 2003, between ST. JOSEPH CAPITAL CORPORATION, a Delaware corporation (the “ Company ”), and THE BANK OF NEW YORK, a New York banking corporation, as Trustee (in such capacity, the “ Trustee ”).

RECITALS OF THE COMPANY

WHEREAS, the Company has duly authorized the execution and delivery of this Indenture to provide for the issuance of its unsecured junior subordinated deferrable interest notes (the “ Securities ”) issued to evidence loans made to the Company of the proceeds from the issuance by St. Joseph Capital Trust I, a Delaware statutory trust (the “ Trust ”), of undivided preferred beneficial interests in the assets of the Trust (the “ Preferred Securities ”) and undivided common beneficial interests in the assets of the Trust (the “ Common Securities ” and, collectively with the Preferred Securities, the “ Trust Securities ”), and to provide the terms and conditions upon which the Securities are to be authenticated, issued and delivered; and

WHEREAS, all things necessary to make this Indenture a valid agreement of the Company, in accordance with its terms, have been done.

Now, therefore, this Indenture Witnesseth:

For and in consideration of the premises and the purchase of the Securities by the Holders thereof, it is mutually covenanted and agreed, for the equal and proportionate benefit of all Holders of the Securities, as follows:

ARTICLE I

Definitions and Other Provisions of General Application

SECTION 1.1.   Definitions .

For all purposes of this Indenture, except as otherwise expressly provided or unless the context otherwise requires:

(a)  the terms defined in this Article I have the meanings assigned to them in this Article I ;

(b)  the words “include”, “includes” and “including” shall be deemed to be followed by the phrase “without limitation”;

(c)  all accounting terms not otherwise defined herein have the meanings assigned to them in accordance with GAAP;

(d)  unless the context otherwise requires, any reference to an “Article” or a “Section” refers to an Article or a Section, as the case may be, of this Indenture;

(e)  the words “hereby”, “herein”, “hereof” and “hereunder” and other words of similar import refer to this Indenture as a whole and not to any particular Article, Section or other subdivision;

(f)  a reference to the singular includes the plural and vice versa; and

(g)  the masculine, feminine or neuter genders used herein shall include the masculine, feminine and neuter genders.

“ Act ” when used with respect to any Holder, has the meaning specified in Section 1.4 .

“ Administrative Trustee ” means, with respect to the Trust, a Person identified as an “Administrative Trustee” in the Trust Agreement, solely in its capacity as Administrative Trustee of the Trust under the Trust Agreement and not in its individual capacity, or its successor in interest in such capacity, or any successor Administrative Trustee appointed as therein provided.

“ Additional Interest ” means the interest, if any, that shall accrue on any amounts payable  on the Securities, the payment of which has not been made on the applicable Interest Payment Date and which shall accrue at the rate per annum specified or determined as specified in such Security.

“ Additional Tax Sums ” has the meaning specified in Section 10.5 .

“ Additional Taxes ” means taxes, duties or other governmental charges imposed on the Trust as a result of a Tax Event (which, for the sake of clarity, does not include amounts required to be deducted or withheld by the Trust from payments made by the Trust to or for the benefit of the Holder of, or any Person that acquires a beneficial interest in, the Securities).

“ Affiliate ” of any specified Person means any other Person directly or indirectly controlling or controlled by or under direct or indirect common control with such specified Person. For the purposes of this definition, “control,” when used with respect to any specified Person, means the power to direct the management and policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise; and the terms “controlling” and “controlled” have meanings correlative to the foregoing.

“ Applicable Depository Procedures ” means, with respect to any transfer or transaction involving a Global Security or beneficial interest therein, the rules and procedures of the Depositary for such Security, in each case to the extent applicable to such transaction and as in effect from time to time.

“ Authenticating Agent ” means any Person authorized by the Trustee pursuant to Section 6.11 to act on behalf of the Trustee to authenticate the Securities.

“ Bankruptcy Code ” means Title 11 of the United States Code or any successor statute thereto, in each case as amended from time to time.

“ Board of Directors ” means the board of directors of the Company or any duly authorized committee of that board.

“ Board Resolution ” means a copy of a resolution certified by the Secretary or an Assistant Secretary of the Company to have been duly adopted by the Board of Directors and to be in full force and effect on the date of such certification.

“ Business Day ” means any day other than (i) a Saturday or Sunday, (ii) a day on which banking institutions in the City of New York are authorized or required by law or executive order to remain closed or (iii) a day on which the Corporate Trust Office of the Trustee is closed for business.

“ Calculation Agent ” has the meaning specified in Section 10.4 .

“ Capital Disqualification Event ” means the receipt by the Company of an Opinion of Counsel experienced in such matters that, as a result of an amendment to or a change in law or regulation (including any announced prospective change) or a change in interpretation or application of law or regulation by any legislative body, court, governmental agency or regulatory authority, there is more than insubstantial risk that within ninety (90) days of the date of such opinion, the aggregate principal amount of the Securities will not be eligible to be treated by the Company as “Tier 1 Capital” (or the then equivalent) for purposes of the capital adequacy guidelines of the Federal Reserve or other “appropriate Federal banking agency” as such term is defined in 12 U.S.C. 1813(q), which amendment, change or prospective change becomes effective or would become effective, as the case may be, on or after the date of issuance of the Securities; provided , however , that the inability of the Company to treat all or any portion of the principal amount of the Securities as Tier 1 Capital shall not constitute the basis for a Capital Disqualification Event if such inability results from the Company having such Securities outstanding in an amount that for any reason is in excess of the amount which may now or hereafter qualify for treatment as Tier 1 Capital under applicable capital adequacy guidelines.

“ Common Securities ” has the meaning specified in the first recital of this Indenture.

“ Common Stock ” means the common stock, par value $0.01 per share, of the Company.

“ Company ” means the Person named as the “ Company ” in the first paragraph of this Indenture until a successor corporation shall have become such pursuant to the applicable provisions of this Indenture, and thereafter “ Company ” shall mean such successor corporation.

“ Company Request ” and “ Company Order ” mean, respectively, the written request or order signed in the name of the Company by its Chairman of the Board of Directors, its Vice Chairman of the Board of Directors, its Chief Executive Officer, President or a Vice President, and by its Chief Financial Officer, Treasurer, an Assistant Treasurer, its Secretary or an Assistant Secretary, and delivered to the Trustee.

“ Corporate Trust Office ” means the principal office of the Trustee at which at any particular time its corporate trust business shall be administered, which office at the date of this Indenture is located at 101 Barclay Street, New York, New York 10286, Attention: Corporate Trust Administration.

“ Debt ” means, with respect to any Person, whether recourse is to all or a portion of the assets of such Person, whether currently existing or hereafter incurred and whether or not contingent and without duplication, (i) every obligation of such Person for money borrowed; (ii) every obligation of such Person evidenced by bonds, debentures, notes or other similar instruments, including obligations incurred in connection with the acquisition of property, assets or businesses; (iii) every reimbursement obligation of such Person with respect to letters of credit, bankers’ acceptances or similar facilities issued for the account of such Person; (iv) every obligation of such Person issued or assumed as the deferred purchase price of property or services (but excluding trade accounts payable or other accrued liabilities arising in the ordinary course of business); (v) every capital lease obligation of such Person; (vi) all indebtedness of such Person, whether incurred on or prior to the date of this Indenture or thereafter incurred, for claims in respect of derivative products, including interest rate, foreign exchange rate and commodity forward contracts, options and swaps and similar arrangements; (vii) every obligation of the type referred to in clauses (i) through (vi) of another Person and all dividends of another Person the payment of which, in either case, such Person has guaranteed or is responsible or liable for, directly or indirectly, as obligor or otherwise; and (viii) any renewals, extensions, refundings, amendments or modifications of any obligation of the type referred to in clauses (i) through (vii).

“ Defaulted Interest ” has the meaning specified in Section 3.1 .

“ Delaware Trustee ” means, with respect to the Trust, the Person identified as the “Delaware Trustee” in the Trust Agreement, solely in its capacity as Delaware Trustee of the Trust under the Trust Agreement and not in its individual capacity, or its successor in interest in such capacity, or any successor Delaware Trustee appointed as therein provided.

“ Depositary ” means an organization registered as a clearing agency under the Exchange Act that is designated as Depositary by the Company or any successor thereto.  DTC will be the initial Depositary.

“ Depository Participant ” means a broker, dealer, bank, other financial institution or other Person for whom from time to time a Depositary effects book-entry transfers and pledges of securities deposited with the Depositary.

“ Distributions ” means amounts payable in respect of the Trust Securities as provided in the Trust Agreement and referred to therein as “Distributions.”

“ Dollar ” or “ $ ” means the currency of the United States of America that, as at the time of payment, is legal tender for the payment of public and private debts.

“ DTC ” means The Depository Trust Company, a New York corporation.

“ Event of Default ” has the meaning specified in Section 5.1 .

“ Exchange Act ” means the Securities Exchange Act of 1934 or any statute successor thereto, in each case as amended from time to time.

“ Expiration Date ” has the meaning specified in Section 1.4 .

“ Extension Period ” has the meaning specified in Section 3.9 .

“ Federal Reserve ” means the Board of Governors of the Federal Reserve System, the staff thereof, or a Federal Reserve Bank, acting through delegated authority, in each case under the rules, regulations and policies of the Federal Reserve System, or if at any time after the execution of this Indenture any such entity is not existing and performing the duties now assigned to it , any successor body performing similar duties or functions.

“ GAAP ” means United States generally accepted accounting principles, consistently applied, from time to time in effect.

“ Global Security ” means a Security that evidences all or part of the Securities, the ownership and transfers of which shall be made through book entries by a Depositary.

“ Government Obligation ” means (a) any security that is (i) a direct obligation of the United States of America of which the full faith and credit of the United States of America is pledged or (ii) an obligation of a Person controlled or supervised by and acting as an agency or instrumentality of the United States of America or the payment of which is unconditionally guaranteed as a full faith and credit obligation by the United States of America, which, in either case (i) or (ii), is not callable or redeemable at the option of the issuer thereof, and (b) any depositary receipt issued by a bank (as defined in Section 3(a)(2) of the Securities Act) as custodian with respect to any Government Obligation that is specified in clause (a) above and held by such bank for the account of the holder of such depositary receipt, or with respect to any specific payment of principal of or interest on any Government Obligation that is so specified and held, provided , that (except as required by law) such custodian is not authorized to make any deduction from the amount payable to the holder of such depositary receipt from any amount received by the custodian in respect of the Government Obligation or the specific payment of principal or interest evidenced by such depositary receipt.

“ Guarantee Agreement ” means the Guarantee Agreement executed by the Company and The Bank of New York, as Guarantee Trustee, contemporaneously with the execution and delivery of this Indenture, for the benefit of the holders of the Preferred Securities, as modified, amended or supplemented from time to time.

“ Holder ” means a Person in whose name a Security is registered in the Securities Register.

“ Indenture ” means this instrument as originally executed or as it may from time to time be amended or supplemented by one or more amendments or indentures supplemental hereto entered into pursuant to the applicable provisions hereof.

“ Interest Payment Date ” means March 30th, June 30th, September 30th and December 30th of each year, commencing on September 30, 2003, during the term of this Indenture.

“ Investment Company Act ” means the Investment Company Act of 1940 or any successor statute thereto, in each case as amended from time to time.

“ Investment Company Event ” means the receipt by the Company of an Opinion of Counsel experienced in such matters to the effect that, as a result of the occurrence of a change in law or regulation (including any announced prospective change) or a written change in interpretation or application of law or regulation by any legislative body, court, governmental agency or regulatory authority, there is more than an insubstantial risk that the Trust is or, within ninety (90) days of the date of such opinion will be, considered an “investment company” that is required to be registered under the Investment Company Act, which change or prospective change becomes effective or would become effective, as the case may be, on or after the date of the issuance of the Securities.

“ LIBOR ” has the meaning specified in Schedule A .

“ LIBOR Business Day ” has the meaning specified in Schedule A .

“ LIBOR Determination Date ” has the meaning specified in Schedule A .

“ Maturity, ” when used with respect to any Security, means the date on which the principal of such Security or any installment of principal becomes due and payable as therein or herein provided, whether at the Stated Maturity or by declaration of acceleration, call for redemption or otherwise.

“ Notice of Default ” means a written notice of the kind specified in Section 5.1(c) .

“ Office of Thrift Supervision ” means the Office of Thrift Supervision, as from time to time constituted or, if at any time after the execution of this Indenture such Office is not existing and performing the duties now assigned to it, then the body performing such duties at such time.

“ Officers’ Certificate ” means a certificate signed by the Chairman of the Board, a Vice Chairman of the Board, the Chief Executive Officer, President or a Vice President, and by the Chief Financial Officer, Treasurer, an Assistant Treasurer, the Secretary or an Assistant Secretary, of the Company and delivered to the Trustee.

“ Operative Documents ” means the Trust Agreement, the Indenture, the Purchase Agreement, the Guarantee Agreement and the Securities.

“ Opinion of Counsel ” means a written opinion of counsel, who may be counsel for or an employee of the Company or any Affiliate of the Company.

“ Original Issue Date ” means the date of original issuance of each Security.

“ Outstanding ” means, when used in reference to any Securities, as of the date of determination, all Securities theretofore authenticated and delivered under this Indenture, except:

Securities theretofore canceled by the Trustee or delivered to the Trustee for cancellation;

Securities for whose payment or redemption money in the necessary amount has been theretofore deposited with the Trustee or any Paying Agent (other than the Company) in trust or set aside and segregated in trust by the Company (if the Company shall act as its own Paying Agent) for the Holders of such Securities; provided , that, if such Securities are to be redeemed, notice of such redemption has been duly given pursuant to this Indenture or provision therefor satisfactory to the Trustee has been made; and

Securities that have been paid or in substitution for or in lieu of which other Securities have been authenticated and delivered pursuant to the provisions of this Indenture, unless proof satisfactory to the Trustee is presented that any such Securities are held by Holders in whose hands such Securities are valid, binding and legal obligations of the Company;

provided , that, in determining whether the Holders of the requisite principal amount of Outstanding Securities have given any request, demand, authorization, direction, notice, consent or waiver hereunder, Securities owned by the Company or any other obligor upon the Securities or any Affiliate of the Company or such other obligor shall be disregarded and deemed not to be Outstanding, except that, in determining whether the Trustee shall be protected in relying upon any such request, demand, authorization, direction, notice, consent or waiver, only Securities that a Responsible Officer of the Trustee actually knows to be so owned shall be so disregarded. Securities so owned that have been pledged in good faith may be regarded as Outstanding if the pledgee establishes to the satisfaction of the Trustee the pledgee’s right so to act with respect to such Securities and that the pledgee is not the Company or any other obligor upon the Securities or any Affiliate of the Company or such other obligor. Notwithstanding anything herein to the contrary, Securities initially issued to the Trust that are owned by the Trust shall be deemed to be Outstanding notwithstanding the ownership by the Company or an Affiliate of any beneficial interest in the Trust.

“ Paying Agent ” means the Trustee or any Person authorized by the Company to pay the principal of or any premium or interest on, or other amounts in respect of, any Securities on behalf of the Company.

“ Person ” means a legal person, including any individual, corporation, estate, partnership, joint venture, association, joint stock company, limited liability company, trust, unincorporated association, government or any agency or political subdivision thereof, or any other entity of whatever nature.

“ Place of Payment ” means, with respect to the Securities, the Corporate Trust Office of the Trustee.

“ Preferred Securities ” has the meaning specified in the first recital of this Indenture.

“ Predecessor Security ” of any particular Security means every previous Security evidencing all or a portion of the same debt as that evidenced by such particular Security. For the purposes of this definition, any security authenticated and delivered under Section 3.6 in lieu of a mutilated, destroyed, lost or stolen Security shall be deemed to evidence the same debt as the mutilated, destroyed, lost or stolen Security.

“ Proceeding ” has the meaning specified in Section 12.2 .

“ Property Trustee ” means the Person identified as the “Property Trustee” in the Trust Agreement, solely in its capacity as Property Trustee of the Trust under the Trust Agreement and not in its individual capacity, or its successor in interest in such capacity, or any successor Property Trustee appointed as therein provided.

“ Purchase Agreement ” means the agreement, dated as of the date hereof, between the Company and the Trust and Trapeza CDO III, LLC.

“ Redemption Date ” means, when used with respect to any Security to be redeemed, the date fixed for such redemption by or pursuant to this Indenture.

“ Redemption Price ” means, when used with respect to any Security to be redeemed, in whole or in part, the price at which such security or portion thereof is to be redeemed as fixed by or pursuant to this Indenture.

“ Reference Banks ” has the meaning specified in Schedule A .

“ Regular Record Date ” for the interest payable on any Interest Payment Date with respect to the Securities means the date that is fifteen (15) days preceding such Interest Payment Date (whether or not a Business Day).

“ Responsible Officer ” means, with respect to the Trustee, any Senior Vice President, any Vice President, any Assistant Vice President, the Secretary, any Assistant Secretary, the Treasurer, any Assistant Treasurer, any Trust Officer or Assistant Trust Officer, or any other officer of the Corporate Trust Department of the Trustee and also means, with respect to a particular corporate trust matter, any other officer to whom such matter is referred because of that officer’s knowledge of and familiarity with the particular subject.

“ Rights Plan ” means a plan of the Company providing for the issuance by the Company to all holders of its Common Stock of rights entitling the holders thereof to subscribe for or purchase shares of any class or series of capital stock of the Company which rights (i) are deemed to be transferred with such shares of such Common Stock and (ii) are also issued in respect of future issuances of such Common Stock, in each case until the occurrence of a specified event or events.

“ Securities ” or “ Security ” means any debt securities or debt security, as the case may be, authenticated and delivered under this Indenture.

“ Securities Act ” means the Securities Act of 1933 or any successor statute thereto, in each case as amended from time to time.

“ Securities Register ” and “ Securities Registrar ” have the respective meanings specified in Section 3.5 .

“ Senior Debt ” means the principal of and any premium and interest on (including interest accruing on or after the filing of any petition in bankruptcy or for reorganization relating to the Company, whether or not such claim for post-petition interest is allowed in such proceeding) all Debt of the Company, whether incurred on or prior to the date of this Indenture or thereafter incurred, unless it is provided in the instrument creating or evidencing the same or pursuant to which the same is outstanding, that such obligations are not superior in right of payment to the Preferred Securities; provided, however,  that if the Company is subject to the regulation and supervision of an "appropriate Federal banking agency" within the meaning of 12 U.S.C. 1813(q), the Company shall have received the approval of such appropriate Federal banking agency prior to issuing any such obligation; provided further , that Senior Debt shall not include any other debt securities, and guarantees in respect of such debt securities, issued to any trust other than the Trust (or a trustee of such trust), partnership or other entity affiliated with the Company that is a financing vehicle of the Company (a “financing entity”), in connection with the issuance by such financing entity of equity securities or other securities that are treated as equity capital for regulatory capital purposes guaranteed by the Company pursuant to an instrument that ranks pari passu with or junior in right of payment to the Indenture.

“ Special Event ” means the occurrence of a Capital Disqualification Event, an Investment Company Event or a Tax Event.

“ Special Record Date ” for the payment of any Defaulted Interest means a date fixed by the Trustee pursuant to Section 3.1 .

“ Stated Maturity ” means July 11, 2033

“ Subsidiary ” means a Person more than fifty percent (50%) of the outstanding voting stock or other voting interests of which is owned, directly or indirectly, by the Company or by one or more other Subsidiaries, or by the Company and one or more other Subsidiaries. For purposes of this definition, “voting stock” means stock that ordinarily has voting power for the election of directors, whether at all times or only so long as no senior class of stock has such voting power by reason of any contingency.

“ Tax Event ” means the receipt by the Company of an Opinion of Counsel experienced in such matters to the effect that, as a result of (a) any amendment to or change (including any announced prospective change) in the laws or any regulations thereunder of the United States or any political subdivision or taxing authority thereof or therein or (b) any judicial decision or any official administrative pronouncement (including any private letter ruling, technical advice memorandum or field service advice) or regulatory procedure, including any notice or announcement of intent to adopt any such pronouncement or procedure (an “Administrative Action”), regardless of whether such judicial decision or Administrative Action is issued to or in connection with a proceeding involving the Company or the Trust and whether or not subject to review or appeal, which amendment, change, judicial decision or Administrative Action is enacted, promulgated or announced, in each case, on or after the date of issuance of the Securities, there is more than an insubstantial risk that (i) the Trust is, or will be within ninety (90) days of the date of such opinion, subject to United States federal income tax with respect to income received or accrued on the Securities, (ii) interest payable by the Company on the Securities is not, or within ninety (90) days of the date of such opinion, will not be, deductible by the Company, in whole or in part, for United States federal income tax purposes, or (iii) the Trust is, or will be within ninety (90) days of the date of such opinion, subject to more than a de minimis amount of other taxes, duties or other governmental charges.

“ Trust ” has the meaning specified in the first recital of this Indenture.

“ Trust Agreement ” means the Amended and Restated Trust Agreement executed and delivered by the Company, the Property Trustee, The Bank of New York (Delaware) and the Administrative Trustees named therein, contemporaneously with the execution and delivery of this Indenture, for the benefit of the holders of the Trust Securities, as amended or supplemented from time to time.

“ Trustee ” means the Person named as the “ Trustee ” in the first paragraph of this instrument, solely in its capacity as such and not in its individual capacity, until a successor Trustee shall have become such pursuant to the applicable provisions of this Indenture, and, thereafter, “ Trustee ” shall mean or include each Person who is then a Trustee hereunder.

“ Trust Indenture Act ” means the Trust Indenture Act of 1939, as amended and as in effect on the date as of this Indenture.

“ Trust Securities ” has the meaning specified in the first recital of this Indenture.

SECTION 1.2.   Compliance Certificate and Opinions .

(a)  Upon any application or request by the Company to the Trustee to take any action under any provision of this Indenture, the Company shall furnish to the Trustee an Officers’ Certificate stating that all conditions precedent (including covenants compliance with which constitutes a condition precedent), if any, provided for in this Indenture relating to the proposed action have been complied with and an Opinion of Counsel stating that in the opinion of such counsel all such conditions precedent (including covenants compliance with which constitutes a condition precedent), if any, have been complied with, except that, in the case of any such application or request as to which the furnishing of such documents is specifically required by any provision of this Indenture relating to such particular application or request, no additional certificate or opinion need be furnished.

(b)  Every certificate with respect to compliance with a condition or covenant provided for in this Indenture (other than the certificate provided pursuant to Section 10.3 ) shall include:

a statement by each individual signing such certificate or opinion that such individual has read such covenant or condition and the definitions herein relating thereto;

a brief statement as to the nature and scope of the examination or investigation upon which the statements or opinions of such individual contained in such certificate or opinion are based;

a statement that, in the opinion of such individual, he or she has made such examination or investigation as is necessary to enable him or her to express an informed opinion as to whether or not such covenant or condition has been complied with; and

a statement as to whether, in the opinion of such individual, such condition or covenant has been complied with.

SECTION 1.3.   Forms of Documents Delivered to Trustee .

(a)  In any case where several matters are required to be certified by, or covered by an opinion of, any specified Person, it is not necessary that all such matters be certified by, or covered by the opinion of, only one such Person, or that they be so certified or covered by only one document, but one such Person may certify or give an opinion with respect to some matters and one or more other such Persons as to other matters, and any such Person may certify or give an opinion as to such matters in one or several documents.

(b)  Any certificate or opinion of an officer of the Company may be based, insofar as it relates to legal matters, upon a certificate or opinion of, or representations by, counsel, unless such officer knows, or after reasonable inquiry should know, that the certificate or opinion or representations with respect to matters upon which his or her certificate or opinion is based are erroneous. Any such certificate or Opinion of Counsel may be based, insofar as it relates to factual matters, upon a certificate or opinion of, or representations by, an officer or officers of the Company stating that the information with respect to such factual matters is in the possession of the Company, unless such counsel knows, or after reasonable inquiry should know, that the certificate or opinion or representations with respect to such matters are erroneous.

(c)  Where any Person is required to make, give or execute two or more applications, requests, consents, certificates, statements, opinions or other instruments under this Indenture, they may, but need not, be consolidated and form one instrument.

(d)  Whenever, subsequent to the receipt by the Trustee of any Board Resolution, Officers’ Certificate, Opinion of Counsel or other document or instrument, a clerical, typographical or other inadvertent or unintentional error or omission shall be discovered therein, a new document or instrument may be substituted therefor in corrected form with the same force and effect as if originally received in the corrected form and, irrespective of the date or dates of the actual execution and/or delivery thereof, such substitute document or instrument shall be deemed to have been executed and/or delivered as of the date or dates required with respect to the document or instrument for which it is substituted.  Without limiting the generality of the foregoing, any Securities issued under the authority of such defective document or instrument shall nevertheless be the valid obligations of the Company entitled to the benefits of this Indenture equally and ratably with all other Outstanding Securities.

SECTION 1.4.   Acts of Holders .

(a)  Any request, demand, authorization, direction, notice, consent, waiver or other action provided by this Indenture to be given to or taken by Holders may be embodied in and evidenced by one or more instruments of substantially similar tenor signed by such Holders in person or by an agent thereof duly appointed in writing; and, except as herein otherwise expressly provided, such action shall become effective when such instrument or instruments (including any appointment of an agent) is or are delivered to the Trustee, and, where it is hereby expressly required, to the Company. Such instrument or instruments (and the action embodied therein and evidenced thereby) are herein sometimes referred to as the “ Act ” of the Holders signing such instrument or instruments. Proof of execution of any such instrument or of a writing appointing any such agent shall be sufficient for any purpose of this Indenture and conclusive in favor of the Trustee and the Company, if made in the manner provided in this Section 1.4 .

(b)  The fact and date of the execution by any Person of any such instrument or writing may be proved by the affidavit of a witness of such execution or by the certificate of any notary public or other officer authorized by law to take acknowledgments of deeds, certifying that the individual signing such instrument or writing acknowledged to him or her the execution thereof. Where such execution is by a Person acting in other than his or her individual capacity, such certificate or affidavit shall also constitute sufficient proof of his or her authority.  The fact and date of the execution by any Person of any such instrument or writing, or the authority of the Person executing the same, may also be proved in any other manner that the Trustee deems sufficient and in accordance with such reasonable rules as the Trustee may determine.

(c)  The ownership of Securities shall be proved by the Securities Register.

(d)  Any request, demand, authorization, direction, notice, consent, waiver or other action by the Holder of any Security shall bind every future Holder of the same Security and the Holder of every Security issued upon the registration of transfer thereof or in exchange therefor or in lieu thereof in respect of anything done or suffered to be done by the Trustee or the Company in reliance thereon, whether or not notation of such action is made upon such Security.

(e)  Without limiting the foregoing, a Holder entitled to take any action hereunder with regard to any particular Security may do so with regard to all or any part of the principal amount of such Security or by one or more duly appointed agents each of which may do so pursuant to such appointment with regard to all or any part of such principal amount.

(f)  Except as set forth in paragraph (g) of this Section 1.4 , the Company may set any day as a record date for the purpose of determining the Holders of Outstanding Securities entitled to give, make or take any request, demand, authorization, direction, notice, consent, waiver or other action provided or permitted by this Indenture to be given, made or taken by Holders of Securities. If any record date is set pursuant to this paragraph, the Holders of Outstanding Securities on such record date, and no other Holders, shall be entitled to take the relevant action, whether or not such Holders remain Holders after such record date; provided , that no such action shall be effective hereunder unless taken on or prior to the applicable Expiration Date (as defined below) by Holders of the requisite principal amount of Outstanding Securities on such record date.  Nothing in this paragraph shall be construed to prevent the Company from setting a new record date for any action for which a record date has previously been set pursuant to this paragraph (whereupon the record date previously set shall automatically and with no action by any Person be canceled and of no effect).  Promptly after any record date is set pursuant to this paragraph, the Company, at its own expense, shall cause notice of such record date, the proposed action by Holders and the applicable Expiration Date to be given to the Trustee in writing and to each Holder of Securities in the manner set forth in Section 1.6 .

(g)  The Trustee may set any day as a record date for the purpose of determining the Holders of Outstanding Securities entitled to join in the giving or making of (i) any Notice of Default, (ii) any declaration of acceleration or rescission or annulment thereof referred to in Section 5.2 , (iii) any request to institute proceedings referred to in Section 5.7(b ) or (iv) any direction referred to in Section 5.12 . If any record date is set pursuant to this paragraph, the Holders of Outstanding Securities on such record date, and no other Holders, shall be entitled to join in such notice, declaration, request or direction, whether or not such Holders remain Holders after such record date; provided , that no such action shall be effective hereunder unless taken on or prior to the applicable Expiration Date by Holders of the requisite principal amount of Outstanding Securities on such record date. Nothing in this paragraph shall be construed to prevent the Trustee from setting a new record date for any action for which a record date has previously been set pursuant to this paragraph (whereupon the record date previously set shall automatically and with no action by any Person be canceled and of no effect).  Promptly after any record date is set pursuant to this paragraph, the Trustee, at the Company’s expense, shall cause notice of such record date, the proposed action by Holders and the applicable Expiration Date to be given to the Company in writing and to each Holder of Securities in the manner set forth in Section 1.6 .

(h)  With respect to any record date set pursuant to paragraph (f) or (g) of this Section 1.4 , the party hereto that sets such record date may designate any day as the “ Expiration Date ” and from time to time may change the Expiration Date to any earlier or later day; provided , that no such change shall be effective unless notice of the proposed new Expiration Date is given to the other party hereto in writing, and to each Holder of Securities in the manner set forth in Section 1.6 , on or prior to the existing Expiration Date. If an Expiration Date is not designated with respect to any record date set pursuant to this Section 1.4 , the party hereto that set such record date shall be deemed to have initially designated the ninetieth (90th) day after such record date as the Expiration Date with respect thereto, subject to its right to change the Expiration Date as provided in this paragraph. Notwithstanding the foregoing, no Expiration Date shall be later than the one hundred and eightieth (180th) day after the applicable record date.

SECTION 1.5.   Notices, Etc. to Trustee and Company .

Any request, demand, authorization, direction, notice, consent, waiver, Act of Holders, or other document provided or permitted by this Indenture to be made upon, given or furnished to, or filed with:

(a)  the Trustee by any Holder, any holder of Preferred Securities or the Company shall be sufficient for every purpose hereunder if made, given, furnished or filed in writing to or with the Trustee at its Corporate Trust Office, or

(b)  the Company by the Trustee, any Holder or any holder of Preferred Securities shall be sufficient for every purpose hereunder if in writing and mailed, first class, postage prepaid, to the Company addressed to it at 3820 Edison Lakes Parkway, Mishawaka, Indiana 46545, President and Chief Executive Officer or at any other address previously furnished in writing to the Trustee by the Company.

SECTION 1.6.   Notice to Holders; Waiver .

Where this Indenture provides for notice to Holders of any event, such notice shall be sufficiently given (unless otherwise herein expressly provided) if in writing and mailed, first class, postage prepaid, to each Holder affected by such event to the address of such Holder as it appears in the Securities Register, not later than the latest date, and not earlier than the earliest date, prescribed for the giving of such notice. If, by reason of the suspension of or irregularities in regular mail service or for any other reason, it shall be impossible or impracticable to mail notice of any event to Holders when said notice is required to be given pursuant to any provision of this Indenture, then any manner of giving such notice as shall be satisfactory to the Trustee shall be deemed to be a sufficient giving of such notice. In any case where notice to Holders is given by mail, neither the failure to mail such notice, nor any defect in any notice so mailed, to any particular Holder shall affect the sufficiency of such notice with respect to other Holders. Where this Indenture provides for notice in any manner, such notice may be waived in writing by the Person entitled to receive such notice, either before or after the event, and such waiver shall be the equivalent of such notice. Waivers of notice by Holders shall be filed with the Trustee, but such filing shall not be a condition precedent to the validity of any action taken in reliance upon such waiver.

SECTION 1.7.   Effect of Headings and Table of Contents .

The Article and Section headings herein and the Table of Contents are for convenience only and shall not affect the construction of this Indenture.

SECTION 1.8.   Successors and Assigns .

This Indenture shall be binding upon and shall inure to the benefit of any successor to the Company and the Trustee, including any successor by operation of law.  Except in connection with a transaction involving the Company that is permitted under Article VIII and pursuant to which the assignee agrees in writing to perform the Company’s obligations hereunder, the Company shall not assign its obligations hereunder.

SECTION 1.9.   Separability Clause .

If any provision in this Indenture or in the Securities shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby, and there shall be deemed substituted for the provision at issue a valid, legal and enforceable provision as similar as possible to the provision at issue.

SECTION 1.10.   Benefits of Indenture .

Nothing in this Indenture or in the Securities, express or implied, shall give to any Person, other than the parties hereto and their successors and assigns, the holders of Senior Debt, the Holders of the Securities and, to the extent expressly provided in Sections 5.2 , 5.8 , 5.9 , 5.11 , 5.13 , 9.2 and 10.7 , the holders of Preferred Securities, any benefit or any legal or equitable right, remedy or claim under this Indenture.

SECTION 1.11.   Governing Law .

This Indenture and the rights and obligations of each of the Holders, the Company and the Trustee shall be construed and enforced in accordance with and governed by the laws of the State of New York without reference to its conflict of laws provisions (other than Section 5-1401 of the General Obligations Law).

SECTION 1.12.   Submission to Jurisdiction .

ANY LEGAL ACTION OR PROCEEDING BY OR AGAINST ANY PARTY HERETO OR WITH RESPECT TO OR ARISING OUT OF THIS INDENTURE MAY BE BROUGHT IN OR REMOVED TO THE COURTS OF THE STATE OF NEW YORK, IN AND FOR THE COUNTY OF NEW YORK, OR OF THE UNITED STATES OF AMERICA FOR THE SOUTHERN DISTRICT OF NEW YORK (IN EACH CASE SITTING IN THE BOROUGH OF MANHATTAN). BY EXECUTION AND DELIVERY OF THIS INDENTURE, EACH PARTY ACCEPTS, FOR ITSELF AND IN RESPECT OF ITS PROPERTY, GENERALLY AND UNCONDITIONALLY, THE JURISDICTION OF THE AFORESAID COURTS (AND COURTS OF APPEALS THEREFROM) FOR LEGAL PROCEEDINGS ARISING OUT OF OR IN CONNECTION WITH THIS INDENTURE.

SECTION 1.13.   Non-Business Days .

If any Interest Payment Date, Redemption Date or Stated Maturity of any Security shall not be a Business Day, then (notwithstanding any other provision of this Indenture or the Securities) payment of interest, premium or principal or other amounts in respect of such Security shall not be made on such date, but shall be made on the next succeeding Business Day (and no interest shall accrue in respect of the amounts whose payment is so delayed for the period from and after such Interest Payment Date, Redemption Date or Stated Maturity, as the case may be, until such next succeeding Business Day) except that, if such Business Day falls in the next succeeding calendar year, such payment shall be made on the immediately preceding Business Day, in each case with the same force and effect as if made on the Interest Payment Date or Redemption Date or at the Stated Maturity.

ARTICLE II

SECURITY FORMS

SECTION 2.1.   Form of Security .

Any Security issued hereunder shall be in substantially the following form:

St. Joseph Capital Corporation

Floating Rate Junior Subordinated Note due 2033

No. _____________

$ ____________

St. Joseph Capital Corporation, a corporation organized and existing under the laws of Delaware (hereinafter called the “ Company ,” which term includes any successor Person under the Indenture hereinafter referred to), for value received, hereby promises to pay to _____________, or registered assigns, the principal sum of $__________ Dollars [ if the Security is a Global Security, then insert— or such other principal amount represented hereby as may be set forth in the records of the Securities Registrar hereinafter referred to in accordance with the Indenture] on July 11, 2033.  The Company further promises to pay interest on said principal sum from July 11, 2003, or from the most recent Interest Payment Date to which interest has been paid or duly provided for, quarterly (subject to deferral as set forth herein) in arrears on March 30th, June 30th, September 30th and December 30th of each year, commencing September 30, 2003, or if any such day is not a Business Day, on the next succeeding Business Day (and no interest shall accrue in respect of the amounts whose payment is so delayed for the period from and after such Interest Payment Date until such next succeeding Business Day), except that, if such Business Day falls in the next succeeding calendar year, such payment shall be made on the immediately preceding Business Day, in each case, with the same force and effect as if made on the Interest Payment Date, at the rate equal to LIBOR plus 3.05% per annum, together with Additional Tax Sums, if any, as provided in Section 10.5 of the Indenture, until the principal hereof is paid or duly provided for or made available for payment; provided , that any overdue principal, premium or Additional Tax Sums and any overdue installment of interest shall bear Additional Interest (to the extent that the payment of such interest shall be legally enforceable) at the rate equal to LIBOR plus 3.05% per annum, compounded quarterly, from the dates such amounts are due until they are paid or made available for payment, and such interest shall be payable on demand.

The amount of interest payable shall be computed on the basis of a 360-day year and the actual number of days elapsed in the relevant interest period. The amount of interest payable for any full interest period shall be computed by dividing the applicable rate per annum by four. The interest so payable, and punctually paid or duly provided for, on any Interest Payment Date shall, as provided in the Indenture, be paid to the Person in whose name this Security (or one or more Predecessor Securities) is registered at the close of business on the Regular Record Date for such interest installment.  Any such interest not so punctually paid or duly provided for shall forthwith cease to be payable to the Holder on such Regular Record Date and may either be paid to the Person in whose name this Security (or one or more Predecessor Securities) is registered at the close of business on a Special Record Date for the payment of such Defaulted Interest to be fixed by the Trustee, notice whereof shall be given to Holders of Securities not less than ten (10) days prior to such Special Record Date, or be paid at any time in any other lawful manner not inconsistent with the requirements of any securities exchange on which the Securities may be listed, and upon such notice as may be required by such exchange, all as more fully provided in the Indenture.

So long as no Event of Default has occurred and is continuing, the Company shall have the right, at any time and from time to time during the term of this Security, to defer the payment of interest on this Security for a period of up to twenty (20) consecutive quarterly interest payment periods (each such period, an “ Extension Period ”), during which Extension Period(s), no interest shall be due and payable (except any Additional Tax Sums that may be due and payable).  No Extension Period shall end on a date other than an Interest Payment Date, and no Extension Period shall extend beyond the Stated Maturity of the principal of this Security.  No interest shall be due and payable during an Extension Period (except any Additional Tax Sums that may be due and payable), except at the end thereof, but each installment of interest that would otherwise have been due and payable during such Extension Period shall bear Additional Interest (to the extent payment of such interest would be legally enforceable) at the rate equal to LIBOR plus 3.05% per annum, compounded quarterly, from the dates on which amounts would have otherwise been due and payable until paid or made available for payment.  At the end of any such Extension Period, the Company shall pay all interest then accrued and unpaid on this Security, together with such Additional Interest.  Prior to the termination of any such Extension Period, the Company may further defer the payment of interest; provided , that (i) all such previous and further extensions comprising such Extension Period do not exceed twenty (20) quarterly interest payment periods, (ii) no Extension Period shall end on a date other than an Interest Payment Date and (iii) no Extension Period shall extend beyond the Stated Maturity of the principal of this Security.  Upon the termination of any such Extension Period and upon the payment of all accrued and unpaid interest and any Additional Interest then due on any Interest Payment Date, the Company may elect to begin a new Extension Period; provided , that (i) such Extension Period does not exceed twenty (20) quarterly interest payment periods, (ii) no Extension Period shall end on a date other than an Interest Payment Date and (iii) no Extension Period shall extend beyond the Stated Maturity of the principal of this Security.  The Company shall give the Holder of this Security and the Trustee written notice of its election to begin any such Extension Period at least one Business Day prior to the next succeeding Interest Payment Date on which interest on this Security would be payable but for such deferral or, so long as this Security is held by the Trust, at least one Business Day prior to the earlier of (i) the next succeeding date on which Distributions on the Preferred Securities of St. Joseph Capital Trust I would be payable but for such deferral and (ii) the date on which the Property Trustee of such Trust is required to give notice to any securities exchange or other applicable self-regulatory organization or to holders of such Preferred Securities of the record date for the payment of such Distributions.

During any such Extension Period, the Company shall not (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any of the Company’s capital stock or (ii) make any payment of principal of or any interest or premium on or repay, repurchase or redeem any debt securities of the Company that rank pari passu in all respects with or junior in interest to this Security (other than (a) repurchases, redemptions or other acquisitions of shares of capital stock of the Company in connection with (1) any employment contract, benefit plan or other similar arrangement with or for the benefit of any one or more employees, officers, directors or consultants, (2) a dividend reinvestment or stockholder stock purchase plan or (3) the issuance of capital stock of the Company (or securities convertible into or exercisable for such capital stock) as consideration in an acquisition transaction entered into prior to the applicable Extension Period, (b) as a result of an exchange or conversion of any class or series of the Company’s capital stock (or any capital stock of a Subsidiary of the Company) for any class or series of the Company’s capital stock or of any class or series of the Company’s indebtedness for any class or series of the Company’s capital stock, (c) the purchase of fractional interests in shares of the Company’s capital stock pursuant to the conversion or exchange provisions of such capital stock or the security being converted or exchanged, (d) any declaration of a dividend in connection with any Rights Plan, the issuance of rights, stock or other property under any Rights Plan, or the redemption or repurchase of rights pursuant thereto or (e) any dividend in the form of stock, warrants, options or other rights where the dividend stock or the stock issuable upon exercise of such warrants, options or other rights is the same stock as that on which the dividend is being paid or ranks pari passu with or junior to such stock).

Payment of principal of, premium, if any, and interest on this Security shall be made in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts.  Payments of principal, premium, if any, and interest due at the Maturity of this Security shall be made at the office or agency of the Company maintained for that purpose in the Place of Payment upon surrender of such Securities to the Paying Agent, and payments of interest shall be made, subject to such surrender where applicable, by wire transfer at such place and to such account at a banking institution in the United States as may be designated in writing to the Paying Agent at least ten (10) Business Days prior to the date for payment by the Person entitled thereto unless proper written transfer instructions have not been received by the relevant record date, in which case such payments shall be made by check mailed to the address of such Person as such address shall appear in the Security Register.  Notwithstanding the foregoing, so long as the holder of this Security is the Property Trustee, the payment of the principal of (and premium, if any) and interest (including any overdue installment of interest and Additional Tax Sums, if any) on this Security will be made at such place and to such account as may be designated by the Property Trustee.

The indebtedness evidenced by this Security is, to the extent provided in the Indenture, subordinate and junior in right of payment to the prior payment in full of all Senior Debt, and this Security is issued subject to the provisions of the Indenture with respect thereto. Each Holder of this Security, by accepting the same, (a) agrees to and shall be bound by such provisions, (b) authorizes and directs the Trustee on his or her behalf to take such actions as may be necessary or appropriate to effectuate the subordination so provided and (c) appoints the Trustee his or her attorney-in-fact for any and all such purposes. Each Holder hereof, by his or her acceptance hereof, waives all notice of the acceptance of the subordination provisions contained herein and in the Indenture by each holder of Senior Debt, whether now outstanding or hereafter incurred, and waives reliance by each such holder upon said provisions.

Unless the certificate of authentication hereon has been executed by the Trustee by manual signature, this Security shall not be entitled to any benefit under the Indenture or be valid or obligatory for any purpose.

This Security is one of a duly authorized issue of securities of the Company (the “ Securities ”) issued under the Junior Subordinated Indenture, dated as of July 11, 2003 (the “ Indenture ”), between the Company and The Bank of New York, as Trustee (in such capacity, the “ Trustee ,” which term includes any successor trustee under the Indenture), to which Indenture and all indentures supplemental thereto reference is hereby made for a statement of the respective rights, limitations of rights, duties and immunities thereunder of the Company, the Trustee, the holders of Senior Debt and the Holders of the Securities, and of the terms upon which the Securities are, and are to be, authenticated and delivered.

All terms used in this Security that are defined in the Indenture or in the Amended and Restated Trust Agreement, dated as of July 11, 2003 (as modified, amended or supplemented from time to time, the “ Trust Agreement ”), relating to St. Joseph Capital Trust I (the “ Trust ”), among the Company, as Depositor, the Trustees named therein and the Holders from time to time of the Trust Securities issued pursuant thereto, shall have the meanings assigned to them in the Indenture or the Trust Agreement, as the case may be.

The Company may, on any Interest Payment Date, at its option, upon not less than thirty (30) days’ nor more than sixty (60) days’ written notice to the Holders of the Securities (unless a shorter notice period shall be satisfactory to the Trustee) on or after September 30, 2008 and subject to the terms and conditions of Article XI of the Indenture, redeem this Security in whole at any time or in part from time to time at a Redemption Price equal to one hundred percent (100%) of the principal amount hereof, together, in the case of any such redemption, with accrued interest, including any Additional Interest, to but excluding the date fixed for redemption; provided , that the Company shall have received the prior approval of the Federal Reserve if then required.

In addition, upon the occurrence and during the continuation of a Special Event, the Company may, at its option, upon not less than thirty (30) days’ nor more than sixty (60) days’ written notice to the Holders of the Securities (unless a shorter notice period shall be satisfactory to the Trustee), redeem this Security, in whole but not in part, subject to the terms and conditions of Article XI of the Indenture at a Redemption Price equal to one hundred percent (100%) of the principal amount hereof, together, in the case of any such redemption, with accrued interest, including any Additional Interest, to but excluding the date fixed for redemption; provided , that the Company shall have received the prior approval of the Federal Reserve if then required.

In the event of redemption of this Security in part only, a new Security or Securities for the unredeemed portion hereof will be issued in the name of the Holder hereof upon the cancellation hereof.  If less than all the Securities are to be redeemed, the particular Securities to be redeemed shall be selected not more than sixty (60) days prior to the Redemption Date by the Trustee from the Outstanding Securities not previously called for redemption, by such method as the Trustee shall deem fair and appropriate and which may provide for the selection for redemption of a portion of the principal amount of any Security.

The Indenture permits, with certain exceptions as therein provided, the Company and the Trustee at any time to enter into a supplemental indenture or indentures for the purpose of modifying in any manner the rights and obligations of the Company and of the Holders of the Securities, with the consent of the Holders of not less than a majority in principal amount of the Outstanding Securities. The Indenture also contains provisions permitting Holders of specified percentages in principal amount of the Securities, on behalf of the Holders of all Securities, to waive compliance by the Company with certain provisions of the Indenture and certain past defaults under the Indenture and their consequences. Any such consent or waiver by the Holder of this Security shall be conclusive and binding upon such Holder and upon all future Holders of this Security and of any Security issued upon the registration of transfer hereof or in exchange herefor or in lieu hereof, whether or not notation of such consent or waiver is made upon this Security.

No reference herein to the Indenture and no provision of this Security or of the Indenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of and any premium and interest, including any Additional Interest, on this Security at the times, place and rate, and in the coin or currency, herein prescribed.

As provided in the Indenture and subject to certain limitations therein set forth, the transfer of this Security is registrable in the Securities Register, upon surrender of this Security for registration of transfer at the office or agency of the Company maintained for such purpose, duly endorsed by, or accompanied by a written instrument of transfer in form satisfactory to the Company and the Securities Registrar and duly executed by, the Holder hereof or such Holder’s attorney duly authorized in writing, and thereupon one or more new Securities, of like tenor, of authorized denominations and for the same aggregate principal amount, will be issued to the designated transferee or transferees.

The Securities are issuable only in registered form without coupons in minimum denominations of $100,000 and any integral multiple of $1,000 in excess thereof. As provided in the Indenture and subject to certain limitations therein set forth, Securities are exchangeable for a like aggregate principal amount of Securities and of like tenor of a different authorized denomination, as requested by the Holder surrendering the same.

No service charge shall be made for any such registration of transfer or exchange, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge payable in connection therewith.

The Company, the Trustee and any agent of the Company or the Trustee may treat the Person in whose name this Security is registered as the owner hereof for all purposes, whether or not this Security be overdue, and neither the Company, the Trustee nor any such agent shall be affected by notice to the contrary.

The Company and, by its acceptance of this Security or a beneficial interest therein, the Holder of, and any Person that acquires a beneficial interest in, this Security agree that, for United States federal, state and local tax purposes, it is intended that this Security constitute indebtedness.

This Security shall be construed and enforced in accordance with and governed by the laws of the State of New York, without reference to its conflict of laws provisions (other than Section 5-1401 of the General Obligations Law).

IN WITNESS WHEREOF, the Company has caused this instrument to be duly executed.

St. Joseph Capital Corporation

By:

Name:
Title:

SECTION 2.2.   Restricted Legend .

(a)  Any Security issued hereunder shall bear a legend in substantially the following form:

“[ IF THIS SECURITY IS A GLOBAL SECURITY INSERT: THIS SECURITY IS A GLOBAL SECURITY WITHIN THE MEANING OF THE INDENTURE HEREINAFTER REFERRED TO AND IS REGISTERED IN THE NAME OF THE DEPOSITORY TRUST COMPANY (“DTC”) OR A NOMINEE OF DTC.  THIS SECURITY IS EXCHANGEABLE FOR SECURITIES REGISTERED IN THE NAME OF A PERSON OTHER THAN DTC OR ITS NOMINEE ONLY IN THE LIMITED CIRCUMSTANCES DESCRIBED IN THE INDENTURE, AND NO TRANSFER OF THIS SECURITY (OTHER THAN A TRANSFER OF THIS SECURITY AS A WHOLE BY DTC TO A NOMINEE OF DTC OR BY A NOMINEE OF DTC TO DTC OR ANOTHER NOMINEE OF DTC) MAY BE REGISTERED EXCEPT IN LIMITED CIRCUMSTANCES.

UNLESS THIS SECURITY IS PRESENTED BY AN AUTHORIZED REPRESENTATIVE OF DTC TO THE ISSUER OR ITS AGENT FOR REGISTRATION OF TRANSFER, EXCHANGE OR PAYMENT, AND ANY SECURITY ISSUED IS REGISTERED IN THE NAME OF CEDE & CO. OR IN SUCH OTHER NAME AS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF DTC (AND ANY PAYMENT HEREON IS MADE TO CEDE & CO. OR TO SUCH OTHER ENTITY AS IS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF DTC), ANY TRANSFER, PLEDGE OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON IS WRONGFUL INASMUCH AS THE REGISTERED OWNER HEREOF, CEDE & CO., HAS AN INTEREST HEREIN.]

THE SECURITIES REPRESENTED BY THIS CERTIFICATE WERE ORIGINALLY ISSUED IN A TRANSACTION EXEMPT FROM REGISTRATION UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE “SECURITIES ACT”), AND SUCH SECURITIES, AND ANY INTEREST THEREIN, MAY NOT BE OFFERED, SOLD OR OTHERWISE TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR AN APPLICABLE EXEMPTION THEREFROM.  EACH PURCHASER OF ANY SECURITIES IS HEREBY NOTIFIED THAT THE SELLER OF THE SECURITIES MAY BE RELYING ON THE EXEMPTION FROM THE PROVISIONS OF SECTION 5 OF THE SECURITIES ACT PROVIDED BY RULE 144A UNDER THE SECURITIES ACT.

THE HOLDER OF THE SECURITIES REPRESENTED BY THIS CERTIFICATE AGREES FOR THE BENEFIT OF THE COMPANY THAT (A) SUCH SECURITIES MAY BE OFFERED, RESOLD OR OTHERWISE TRANSFERRED ONLY (I) TO THE COMPANY, (II) TO A PERSON WHOM THE SELLER REASONABLY BELIEVES IS A “QUALIFIED INSTITUTIONAL BUYER” (AS DEFINED IN RULE 144A UNDER THE SECURITIES ACT) IN A TRANSACTION MEETING THE REQUIREMENTS OF RULE 144A, (III) TO AN INSTITUTIONAL “ACCREDITED INVESTOR” WITHIN THE MEANING OF SUBPARAGRAPH (a) (1), (2), (3) OR (7) OF RULE 501 UNDER THE SECURITIES ACT THAT IS ACQUIRING THE SECURITY FOR ITS OWN ACCOUNT, OR FOR THE ACCOUNT OF AN “ACCREDITED INVESTOR,” FOR INVESTMENT PURPOSES AND NOT WITH A VIEW TO, OR FOR OFFER OR SALE IN CONNECTION WITH, ANY DISTRIBUTION IN VIOLATION OF THE SECURITIES ACT, (IV) PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT OR (V) PURSUANT TO AN EXEMPTION FROM THE SECURITIES ACT, IN EACH CASE IN ACCORDANCE WITH ANY APPLICABLE SECURITIES LAWS OF ANY STATE OF THE UNITED STATES OR ANY OTHER APPLICABLE JURISDICTION AND, IN THE CASE OF (III) OR (V), SUBJECT TO THE RIGHT OF THE COMPANY TO REQUIRE AN OPINION OF COUNSEL AND OTHER INFORMATION SATISFACTORY TO IT AND (B) THE HOLDER WILL NOTIFY ANY PURCHASER OF ANY SECURITIES FROM IT OF THE RESALE RESTRICTIONS REFERRED TO IN (A) ABOVE.

THE SECURITIES WILL BE ISSUED AND MAY BE TRANSFERRED ONLY IN BLOCKS HAVING AN AGGREGATE PRINCIPAL AMOUNT OF NOT LESS THAN $100,000. ANY ATTEMPTED TRANSFER OF SECURITIES, OR ANY INTEREST THEREIN, IN A BLOCK HAVING AN AGGREGATE PRINCIPAL AMOUNT OF LESS THAN $100,000 AND MULTIPLES OF $1,000 IN EXCESS THEREOF SHALL BE DEEMED TO BE VOID AND OF NO LEGAL EFFECT WHATSOEVER. ANY SUCH PURPORTED TRANSFEREE SHALL BE DEEMED NOT TO BE THE HOLDER OF SUCH SECURITIES FOR ANY PURPOSE, INCLUDING, BUT NOT LIMITED TO, THE RECEIPT OF PRINCIPAL OF OR INTEREST ON SUCH SECURITIES, OR ANY INTEREST THEREIN, AND SUCH PURPORTED TRANSFEREE SHALL BE DEEMED TO HAVE NO INTEREST WHATSOEVER IN SUCH SECURITIES.

THE HOLDER OF THIS SECURITY, OR ANY INTEREST THEREIN, BY ITS ACCEPTANCE HEREOF OR THEREOF ALSO AGREES, REPRESENTS AND WARRANTS THAT IT IS NOT AN EMPLOYEE BENEFIT, INDIVIDUAL RETIREMENT ACCOUNT OR OTHER PLAN OR ARRANGEMENT SUBJECT TO TITLE I OF THE EMPLOYEE RETIREMENT INCOME SECURITY ACT OF 1974, AS AMENDED ( “ERISA” ), OR SECTION 4975 OF THE INTERNAL REVENUE CODE OF 1986, AS AMENDED (THE “CODE” ) (EACH A “PLAN” ), OR AN ENTITY WHOSE UNDERLYING ASSETS INCLUDE “PLAN ASSETS” BY REASON OF ANY PLAN’S INVESTMENT IN THE ENTITY, AND NO PERSON INVESTING “PLAN ASSETS” OF ANY PLAN MAY ACQUIRE OR HOLD THIS SECURITY OR ANY INTEREST THEREIN, UNLESS SUCH PURCHASER OR HOLDER IS ELIGIBLE FOR THE EXEMPTIVE RELIEF AVAILABLE UNDER U.S. DEPARTMENT OF LABOR PROHIBITED TRANSACTION CLASS EXEMPTION 96-23, 95-60, 91-38, 90-1 OR 84-14 OR ANOTHER APPLICABLE EXEMPTION OR ITS PURCHASE AND HOLDING OF THIS SECURITY, OR ANY INTEREST THEREIN, IS NOT PROHIBITED BY SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE WITH RESPECT TO SUCH PURCHASE OR HOLDING. ANY PURCHASER OR HOLDER OF THE SECURITIES OR ANY INTEREST THEREIN WILL BE DEEMED TO HAVE REPRESENTED BY ITS PURCHASE AND HOLDING THEREOF THAT EITHER (i) IT IS NOT AN EMPLOYEE BENEFIT PLAN WITHIN THE MEANING OF SECTION 3(3) OF ERISA, OR A PLAN TO WHICH SECTION 4975 OF THE CODE IS APPLICABLE, A TRUSTEE OR OTHER PERSON ACTING ON BEHALF OF AN EMPLOYEE BENEFIT PLAN OR PLAN, OR ANY OTHER PERSON OR ENTITY USING THE ASSETS OF ANY EMPLOYEE BENEFIT PLAN OR PLAN TO FINANCE SUCH PURCHASE, OR (ii) SUCH PURCHASE WILL NOT RESULT IN A PROHIBITED TRANSACTION UNDER SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE FOR WHICH THERE IS NO APPLICABLE STATUTORY OR ADMINISTRATIVE EXEMPTION.

THIS OBLIGATION IS NOT A DEPOSIT AND IS NOT INSURED BY THE UNITED STATES OR ANY AGENCY OR FUND OF THE UNITED STATES, INCLUDING THE FEDERAL DEPOSIT INSURANCE CORPORATION (THE “FDIC”).”

(b)  The above legend shall not be removed from any Security unless there is delivered to the Company satisfactory evidence, which may include an opinion of counsel, as may be reasonably required to ensure that any future transfers thereof may be made without restriction under the provisions of the Securities Act and other applicable law.  Upon provision of such satisfactory evidence, the Company shall execute and deliver to the Trustee, and the Trustee shall deliver, at the written direction of the Company, a Security that does not bear the legend.

SECTION 2.3.   Form of Trustee’s Certificate of Authentication .

The Trustee’s certificates of authentication shall be in substantially the following form:

This is one of the Securities designated therein referred to in the within-mentioned Indenture.

Dated:

THE BANK OF NEW YORK, as Trustee

 By:

Authorized officer

SECTION 2.4.   Temporary Securities .

(a)  Pending the preparation of definitive Securities, the Company may execute, and upon Company Order the Trustee shall authenticate and deliver, temporary Securities that are printed, lithographed, typewritten, mimeographed or otherwise produced, in any denomination, substantially of the tenor of the definitive Securities in lieu of which they are issued and with such appropriate insertions, omissions, substitutions and other variations as the officers executing such Securities may determine, as evidenced by their execution of such Securities.

(b)  If temporary Securities are issued, the Company will cause definitive Securities to be prepared without unreasonable delay. After the preparation of definitive Securities, the temporary Securities shall be exchangeable for definitive Securities upon surrender of the temporary Securities at the office or agency of the Company designated for that purpose without charge to the Holder. Upon surrender for cancellation of any one or more temporary Securities, the Company shall execute and the Trustee shall authenticate and deliver in exchange therefor one or more definitive Securities of any authorized denominations having the same Original Issue Date and Stated Maturity and having the same terms as such temporary Securities. Until so exchanged, the temporary Securities shall in all respects be entitled to the same benefits under this Indenture as definitive Securities.

SECTION 2.5.   Definitive Securities .

The Securities issued on the Original Issue Date shall be in definitive form.  The definitive Securities shall be printed, lithographed or engraved, or produced by any combination of these methods, if required by any securities exchange on which the Securities may be listed, on a steel engraved border or steel engraved borders or may be produced in any other manner permitted by the rules of any securities exchange on which the Securities may be listed, all as determined by the officers executing such Securities, as evidenced by their execution of such Securities.

ARTICLE III

The Securities

SECTION 3.1.   Payment of Principal and Interest .

(a)  The unpaid principal amount of the Securities shall bear interest at the rate of LIBOR plus 3.05% per annum until paid or duly provided for, such interest to accrue from the Original Issue Date or from the most recent Interest Payment Date to which interest has been paid or duly provided for, and any overdue principal, premium or Additional Tax Sums and any overdue installment of interest shall bear Additional Interest (to the extent payment of such interest would be legally enforceable) at the rate equal to LIBOR plus 3.05% per annum, from the dates such amounts are due until they are paid or funds for the payment thereof are made available for payment.

(b)  Interest and Additional Interest on any Security that is payable, and is punctually paid or duly provided for, on any Interest Payment Date shall be paid to the Person in whose name that Security (or one or more Predecessor Securities) is registered at the close of business on the Regular Record Date for such interest, except that interest and any Additional Interest payable on the Stated Maturity (or any date of principal repayment upon early maturity) of the principal of a Security or on a Redemption Date shall be paid to the Person to whom principal is paid. The initial payment of interest on any Security that is issued between a Regular Record Date and the related Interest Payment Date shall be payable as provided in such Security.

(c)  Any interest on any Security that is due and payable, but is not timely paid or duly provided for, on any Interest Payment Date for Securities (herein called “ Defaulted Interest ”) shall forthwith cease to be payable to the registered Holder on the relevant Regular Record Date by virtue of having been such Holder, and such Defaulted Interest may be paid by the Company, at its election in each case, as provided in paragraph (i) or (ii) below:

The Company may elect to make payment of any Defaulted Interest to the Persons in whose names the Securities (or their respective Predecessor Securities) are registered at the close of business on a Special Record Date for the payment of such Defaulted Interest (a “ Special Record Date ”), which shall be fixed in the following manner.  At least thirty (30) days prior to the date of the proposed payment, the Company shall notify the Trustee in writing of the amount of Defaulted Interest proposed to be paid on each Security and the date of the proposed payment, and at the same time the Company shall deposit with the Trustee an amount of money equal to the aggregate amount proposed to be paid in respect of such Defaulted Interest or shall make arrangements satisfactory to the Trustee for such deposit prior to the date of the proposed payment, such money when deposited to be held in trust for the benefit of the Persons entitled to such Defaulted Interest. Thereupon the Trustee shall fix a Special Record Date for the payment of such Defaulted Interest, which shall be not more than fifteen (15) days and not less than ten (10) days prior to the date of the proposed payment and not less than ten (10) days after the receipt by the Trustee of the notice of the proposed payment. The Trustee shall promptly notify the Company of such Special Record Date and, in the name and at the expense of the Company, shall cause notice of the proposed payment of such Defaulted Interest and the Special Record Date therefor to be mailed, first class, postage prepaid, to each Holder of a Security at the address of such Holder as it appears in the Securities Register not less than ten (10) days prior to such Special Record Date.  Notice of the proposed payment of such Defaulted Interest and the Special Record Date therefor having been so mailed, such Defaulted Interest shall be paid to the Persons in whose names the Securities (or their respective Predecessor Securities) are registered on such Special Record Date; or

The Company may make payment of any Defaulted Interest in any other lawful manner not inconsistent with the requirements of any securities exchange on which the Securities may be listed and, upon such notice as may be required by such exchange (or by the Trustee if the Securities are not listed), if, after notice given by the Company to the Trustee of the proposed payment pursuant to this clause, such payment shall be deemed practicable by the Trustee.

(d)  Payments of interest on the Securities shall include interest accrued to but excluding the respective Interest Payment Dates. Interest payments for the Securities shall be computed and paid on the basis of a 360-day year and the actual number of days elapsed in the relevant interest period.

(e)  Payment of principal of, premium, if any, and interest on the Securities shall be made in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts.  Payments of principal, premium, if any, and interest due at the Maturity of such Securities shall be made at the Place of Payment upon surrender of such Securities to the Paying Agent and payments of interest shall be made subject to such surrender where applicable, by wire transfer at such place and to such account at a banking institution in the United States as may be designated in writing to the Paying Agent at least ten (10) Business Days prior to the date for payment by the Person entitled thereto unless proper written transfer instructions have not been received by the relevant record date, in which case such payments shall be made by check mailed to the address of such Person as such address shall appear in the Security Register.  Notwithstanding the foregoing, so long as the holder of this Security is the Property Trustee, the payment of the principal of (and premium if any) and interest (including any overdue installment of interest and Additional Tax Sums, if any) on this Security will be made at such place and to such account as may be designated by the Property Trustee.

(f)  Subject to the foregoing provisions of this Section 3.1 , each Security delivered under this Indenture upon transfer of or in exchange for or in lieu of any other Security shall carry the rights to interest accrued and unpaid, and to accrue, that were carried by such other Security.

SECTION 3.2.   Denominations .

The Securities shall be in registered form without coupons and shall be issuable in minimum denominations of $100,000 and any integral multiple of $1,000 in excess thereof.

SECTION 3.3.   Execution, Authentication, Delivery and Dating .

(a)  At any time and from time to time after the execution and delivery of this Indenture,  the Company may deliver Securities in an aggregate principal amount (including all then Outstanding Securities) not in excess of $3,093,000 executed by the Company to the Trustee for authentication, together with a Company Order for the authentication and delivery of such Securities, and the Trustee in accordance with the Company Order shall authenticate and deliver such Securities. In authenticating such Securities, and accepting the additional responsibilities under this Indenture in relation to such Securities, the Trustee shall be entitled to receive, and shall be fully protected in relying upon:

a copy of any Board Resolution relating thereto; and

an Opinion of Counsel stating that such Securities, when authenticated and delivered by the Trustee and issued by the Company in the manner and subject to any conditions specified in such Opinion of Counsel, will constitute valid and legally binding obligations of the Company, subject to bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium and similar laws of general applicability relating to or affecting creditors’ rights and to general equity principles.

(b)  The Securities shall be executed on behalf of the Company by its Chairman of the Board, its Vice Chairman of the Board, its President or one of its Vice Presidents, under its corporate seal reproduced or impressed thereon and attested by its Secretary or one of its Assistant Secretaries. The signature of any of these officers on the Securities may be manual or facsimile.  Securities bearing the manual or facsimile signatures of individuals who were at any time the proper officers of the Company shall bind the Company, notwithstanding that such individuals or any of them have ceased to hold such offices prior to the authentication and delivery of such Securities or did not hold such offices at the date of such Securities.

(c)  No Security shall be entitled to any benefit under this Indenture or be valid or obligatory for any purpose, unless there appears on such Security a certificate of authentication substantially in the form provided for herein executed by the Trustee by the manual signature of one of its authorized officers, and such certificate upon any Security shall be conclusive evidence, and the only evidence, that such Security has been duly authenticated and delivered hereunder. Notwithstanding the foregoing, if any Security shall have been authenticated and delivered hereunder but never issued and sold by the Company, and the Company shall deliver such Security to the Trustee for cancellation as provided in Section 3.8 , for all purposes of this Indenture such Security shall be deemed never to have been authenticated and delivered hereunder and shall never be entitled to the benefits of this Indenture.

(d)  Each Security shall be dated the date of its authentication.

SECTION 3.4.   Global Securities .

(a)  Upon the election of the Holder after the Original Issue Date, which election need not be in writing, the Securities owned by such Holder shall be issued in the form of one or more Global Securities registered in the name of the Depositary or its nominee. Each Global Security issued under this Indenture shall be registered in the name of the Depositary designated by the Company for such Global Security or a nominee thereof and delivered to such Depositary or a nominee thereof or custodian therefor, and each such Global Security shall constitute a single Security for all purposes of this Indenture.

(b)  Notwithstanding any other provision in this Indenture, no Global Security may be exchanged in whole or in part for Securities registered, and no transfer of a Global Security in whole or in part may be registered, in the name of any Person other than the Depositary for such Global Security or a nominee thereof unless (i) such Depositary advises the Trustee and the Company in writing that such Depositary is no longer willing or able to properly discharge its responsibilities as Depositary with respect to such Global Security, and no qualified successor is appointed by the Company within ninety (90) days of receipt by the Company of such notice, (ii) such Depositary ceases to be a clearing agency registered under the Exchange Act and no successor is appointed by the Company within ninety (90) days after obtaining knowledge of such event, (iii) the Company executes and delivers to the Trustee a Company Order stating that the Company elects to terminate the book-entry system through the Depositary or (iv) an Event of Default shall have occurred and be continuing.  Upon the occurrence of any event specified in clause (i), (ii), (iii) or (iv) above, the Trustee shall notify the Depositary and instruct the Depositary to notify all owners of beneficial interests in such Global Security of the occurrence of such event and of the availability of Securities to such owners of beneficial interests requesting the same.  Upon the issuance of such Securities and the registration in the Securities Register of such Securities in the names of the Holders of the beneficial interests therein, the Trustees shall recognize such holders of beneficial interests as Holders.

(c)  If any Global Security is to be exchanged for other Securities or canceled in part, or if another Security is to be exchanged in whole or in part for a beneficial interest in any Global Security, then either (i) such Global Security shall be so surrendered for exchange or cancellation as provided in this Article III or (ii) the principal amount thereof shall be reduced or increased by an amount equal to the portion thereof to be so exchanged or canceled, or equal to the principal amount of such other Security to be so exchanged for a beneficial interest therein, as the case may be, by means of an appropriate adjustment made on the records of the Securities Registrar, whereupon the Trustee, in accordance with the Applicable Depository Procedures, shall instruct the Depositary or its authorized representative to make a corresponding adjustment to its records. Upon any such surrender or adjustment of a Global Security by the Depositary, accompanied by registration instructions, the Company shall execute and the Trustee shall authenticate and deliver any Securities issuable in exchange for such Global Security (or any portion thereof) in accordance with the instructions of the Depositary. The Trustee shall not be liable for any delay in delivery of such instructions and may conclusively rely on, and shall be fully protected in relying on, such instructions.

(d)  Every Security authenticated and delivered upon registration of transfer of, or in exchange for or in lieu of, a Global Security or any portion thereof shall be authenticated and delivered in the form of, and shall be, a Global Security, unless such Security is registered in the name of a Person other than the Depositary for such Global Security or a nominee thereof.

(e)  Securities distributed to holders of Book-Entry Preferred Securities (as defined in the applicable Trust Agreement) upon the dissolution of the Trust shall be distributed in the form of one or more Global Securities registered in the name of a Depositary or its nominee, and deposited with the Securities Registrar, as custodian for such Depositary, or with such Depositary, for credit by the Depositary to the respective accounts of the beneficial owners of the Securities represented thereby (or such other accounts as they may direct).  Securities distributed to holders of Preferred Securities other than Book-Entry Preferred Securities upon the dissolution of the Trust shall not be issued in the form of a Global Security or any other form intended to facilitate book-entry trading in beneficial interests in such Securities.

(f)  The Depositary or its nominee, as the registered owner of a Global Security, shall be the Holder of such Global Security for all purposes under this Indenture and the Securities, and owners of beneficial interests in a Global Security shall hold such interests pursuant to the Applicable Depository Procedures. Accordingly, any such owner’s beneficial interest in a Global Security shall be shown only on, and the transfer of such interest shall be effected only through, records maintained by the Depositary or its nominee or its Depositary Participants.  The Securities Registrar and the Trustee shall be entitled to deal with the Depositary for all purposes of this Indenture relating to a Global Security (including the payment of principal and interest thereon and the giving of instructions or directions by owners of beneficial interests therein and the giving of notices) as the sole Holder of the Security and shall have no obligations to the owners of beneficial interests therein.  Neither the Trustee nor the Securities Registrar shall have any liability in respect of any transfers effected by the Depositary.

(g)  The rights of owners of beneficial interests in a Global Security shall be exercised only through the Depositary and shall be limited to those established by law and agreements between such owners and the Depositary and/or its Depositary Participants.

(h)  No holder of any beneficial interest in any Global Security held on its behalf by a Depositary shall have any rights under this Indenture with respect to such Global Security, and such Depositary may be treated by the Company, the Trustee and any agent of the Company or the Trustee as the owner of such Global Security for all purposes whatsoever.  None of the Company, the Trustee nor any agent of the Company or the Trustee will have any responsibility or liability for any aspect of the records relating to or payments made on account of beneficial ownership interests of a Global Security or maintaining, supervising or reviewing any records relating to such beneficial ownership interests. Notwithstanding the foregoing, nothing herein shall prevent the Company, the Trustee or any agent of the Company or the Trustee from giving effect to any written certification, proxy or other authorization furnished by a Depositary or impair, as between a Depositary and such holders of beneficial interests, the operation of customary practices governing the exercise of the rights of the Depositary (or its nominee) as Holder of any Security.

SECTION 3.5.   Registration, Transfer and Exchange Generally .

(a)  The Trustee shall cause to be kept at the Corporate Trust Office a register (the “ Securities Register ”) in which the registrar and transfer agent with respect to the Securities (the “ Securities Registrar ”), subject to such reasonable regulations as it may prescribe, shall provide for the registration of Securities and of transfers and exchanges of Securities. The Trustee shall at all times also be the Securities Registrar.  The provisions of Article VI shall apply to the Trustee in its role as Securities Registrar.

(b)  Upon surrender for registration of transfer of any Security at the offices or agencies of the Company designated for that purpose the Company shall execute, and the Trustee shall authenticate and deliver, in the name of the designated transferee or transferees, one or more new Securities of any authorized denominations of like tenor and aggregate principal amount.

(c)  At the option of the Holder, Securities may be exchanged for other Securities of any authorized denominations, of like tenor and aggregate principal amount, upon surrender of the Securities to be exchanged at such office or agency. Whenever any Securities are so surrendered for exchange, the Company shall execute, and the Trustee shall authenticate and deliver, the Securities that the Holder making the exchange is entitled to receive.

(d)  All Securities issued upon any transfer or exchange of Securities shall be the valid obligations of the Company, evidencing the same debt, and entitled to the same benefits under this Indenture, as the Securities surrendered upon such transfer or exchange.

(e)  Every Security presented or surrendered for transfer or exchange shall (if so required by the Company or the Trustee) be duly endorsed, or be accompanied by a written instrument of transfer in form satisfactory to the Company and the Securities Registrar, duly executed by the Holder thereof or such Holder’s attorney duly authorized in writing.

(f)  No service charge shall be made to a Holder for any transfer or exchange of Securities, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in connection with any transfer or exchange of Securities.

(g)  Neither the Company nor the Trustee shall be required pursuant to the provisions of this Section 3.5 (g) to issue, register the transfer of or exchange any Security during a period beginning at the opening of business fifteen (15) days before the day of selection for redemption of Securities pursuant to Article XI and ending at the close of business on the day of mailing of the notice of redemption or (ii) to register the transfer of or exchange any Security so selected for redemption in whole or in part, except, in the case of any such Security to be redeemed in part, any portion thereof not to be redeemed.

(h)  The Company shall designate an office or offices or agency or agencies where Securities may be surrendered for registration or transfer or exchange.  The Company initially designates the Corporate Trust Office as its office and agency for such purposes.  The Company shall give prompt written notice to the Trustee and to the Holders of any change in the location of any such office or agency.

SECTION 3.6.   Mutilated, Destroyed, Lost and Stolen Securities .

(a)  If any mutilated Security is surrendered to the Trustee together with such security or indemnity as may be required by the Company or the Trustee to save each of them harmless, the Company shall execute and the Trustee shall authenticate and deliver in exchange therefor a new Security of like tenor and aggregate principal amount and bearing a number not contemporaneously outstanding.

(b)  If there shall be delivered to the Company and to the Trustee (i) evidence to their satisfaction of the destruction, loss or theft of any Security and (ii) such security or indemnity as may be required by them to save each of them harmless, then, in the absence of notice to the Company or the Trustee that such Security has been acquired by a bona fide purchaser, the Company shall execute and upon its written request the Trustee shall authenticate and deliver, in lieu of any such destroyed, lost or stolen Security, a new Security of like tenor and aggregate principal amount as such destroyed, lost or stolen Security, and bearing a number not contemporaneously outstanding.

(c)  If any such mutilated, destroyed, lost or stolen Security has become or is about to become due and payable, the Company in its discretion may, instead of issuing a new Security, pay such Security.

(d)  Upon the issuance of any new Security under this Section 3.6 , the Company may require the payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto and any other expenses (including the fees and expenses of the Trustee) connected therewith.

(e)  Every new Security issued pursuant to this Section 3.6 in lieu of any mutilated, destroyed, lost or stolen Security shall constitute an original additional contractual obligation of the Company, whether or not the mutilated, destroyed, lost or stolen Security shall be at any time enforceable by anyone, and shall be entitled to all the benefits of this Indenture equally and proportionately with any and all other Securities duly issued hereunder.

(f)  The provisions of this Section 3.6 are exclusive and shall preclude (to the extent lawful) all other rights and remedies with respect to the replacement or payment of mutilated, destroyed, lost or stolen Securities.

SECTION 3.7.   Persons Deemed Owners .

The Company, the Trustee and any agent of the Company or the Trustee shall treat the Person in whose name any Security is registered as the owner of such Security for the purpose of receiving payment of principal of and any interest on such Security and for all other purposes whatsoever, and neither the Company, the Trustee nor any agent of the Company or the Trustee shall be affected by notice to the contrary.

SECTION 3.8.   Cancellation .

All Securities surrendered for payment, redemption, transfer or exchange shall, if surrendered to any Person other than the Trustee, be delivered to the Trustee, and any such Securities and Securities surrendered directly to the Trustee for any such purpose shall be promptly canceled by it. The Company may at any time deliver to the Trustee for cancellation any Securities previously authenticated and delivered hereunder that the Company may have acquired in any manner whatsoever, and all Securities so delivered shall be promptly canceled by the Trustee. No Securities shall be authenticated in lieu of or in exchange for any Securities canceled as provided in this Section 3.8 , except as expressly permitted by this Indenture. All canceled Securities shall be disposed of by the Trustee in accordance with its customary practices and the Trustee shall deliver to the Company a certificate of such disposition.

SECTION 3.9.   Deferrals of Interest Payment Dates .

(a)  So long as no Event of Default has occurred and is continuing, the Company shall have the right, at any time and from time to time during the term of the Security, to defer the payment of interest on the Securities for a period of up to twenty (20) consecutive quarterly interest payment periods (each such period, an “ Extension Period ” ) , during which Extension Period(s), the Company shall have the right to make no payments or partial payments of interest on any Interest Payment Date (except any Additional Tax Sums that otherwise may be due and payable).  No Extension Period shall end on a date other than an Interest Payment Date and no Extension Period shall extend beyond the Stated Maturity of the principal of the Securities.  No interest shall be due and payable during an Extension Period, except at the end thereof, but each installment of interest that would otherwise have been due and payable during such Extension Period shall bear Additional Interest (to the extent payment of such interest would be legally enforceable) at the rate equal to LIBOR plus 3.05% per annum, compounded quarterly, from the dates on which amounts would have otherwise been due and payable until paid or until funds for the payment thereof have been made available for payment.  At the end of any such Extension Period, the Company shall pay all interest then accrued and unpaid on the Securities together with such Additional Interest.  Prior to the termination of any such Extension Period, the Company may extend such Extension Period and further defer the payment of interest; provided , that (i) all such previous and further extensions comprising such Extension Period do not exceed twenty (20) quarterly interest payment periods, (ii) no Extension Period shall end on a date other than an Interest Payment Date and (iii) no Extension Period shall extend beyond the Stated Maturity of the principal of the Securities.  Upon the termination of any such Extension Period and upon the payment of all accrued and unpaid interest and any Additional Interest then due on any Interest Payment Date, the Company may elect to begin a new Extension Period; provided , that (i) such Extension Period does not exceed twenty (20) quarterly interest payment periods, (ii) no Extension Period shall end on a date other than an Interest Payment Date and (iii) no Extension Period shall extend beyond the Stated Maturity of the principal of the Securities.  The Company shall give the Holders of the Securities and the Trustee written notice of its election to begin any such Extension Period at least one Business Day prior to the next succeeding Interest Payment Date on which interest on the Securities would be payable but for such deferral or, so long as any Securities are held by the Trust, at least one Business Day prior to the earlier of (i) the next succeeding date on which Distributions on the Preferred Securities of such Trust would be payable but for such deferral and (ii) the date on which the Property Trustee of such Trust is required to give notice to any securities exchange or other applicable self-regulatory organization or to holders of such Preferred Securities of the record date for the payment of such Distributions.

(b)  In connection with any such Extension Period, the Company shall be subject to the restrictions set forth in Section 10.6(a) .

SECTION 3.10.   Right of Set-Off .

Notwithstanding anything to the contrary herein, the Company shall have the right to set off any payment it is otherwise required to make in respect of any Security to the extent the Company has theretofore made, or is concurrently on the date of such payment making, a payment under the Guarantee Agreement relating to such Security or to a holder of Preferred Securities pursuant to an action undertaken under Section 5.8 of this Indenture.

SECTION 3.11.   Agreed Tax Treatment .

Each Security issued hereunder shall provide that the Company and, by its acceptance or acquisition of a Security or a beneficial interest therein, the Holder of, and any Person that acquires a direct or indirect beneficial interest in, such Security, intend and agree to treat such Security as indebtedness of the Company for United States Federal, state and local tax purposes and to treat the Preferred Securities (including but not limited to all payments and proceeds with respect to the Preferred Securities) as an undivided beneficial ownership interest in the Securities (and payments and proceeds therefrom, respectively) for United States Federal, state and local tax purposes.  The provisions of this Indenture shall be interpreted to further this intention and agreement of the parties.

SECTION 3.12.   CUSIP Numbers .

The Company in issuing the Securities may use “CUSIP” numbers (if then generally in use), and, if so, the Trustee shall use “CUSIP” numbers in notices of redemption and other similar or related materials as a convenience to Holders; provided , that any such notice or other materials may state that no representation is made as to the correctness of such numbers either as printed on the Securities or as contained in any notice of redemption or other materials and that reliance may be placed only on the other identification numbers printed on the Securities, and any such redemption shall not be affected by any defect in or omission of such numbers.

ARTICLE IV

Satisfaction and Discharge

SECTION 4.1.   Satisfaction and Discharge of Indenture .

This Indenture shall, upon Company Request, cease to be of further effect (except as to any surviving rights of registration of transfer or exchange of Securities herein expressly provided for and as otherwise provided in this Section 4.1 ) and the Trustee, on demand of and at the expense of the Company, shall execute proper instruments acknowledging satisfaction and discharge of this Indenture, when

(a)  either

(i) all Securities theretofore authenticated and delivered (other than (A) Securities that have been mutilated, destroyed, lost or stolen and that have been replaced or paid as provided in Section 3.6 and (B) Securities for whose payment money has theretofore been deposited in trust or segregated and held in trust by the Company and thereafter repaid to the Company or discharged from such trust as provided in Section 10.2 ) have been delivered to the Trustee for cancellation; or

(ii) all such Securities not theretofore delivered to the Trustee for cancellation have become due and payable, or

will become due and payable at their Stated Maturity within one year of the date of deposit, or are to be called for redemption within one year under arrangements satisfactory to the Trustee for the giving of notice of redemption by the Trustee in the name, and at the expense, of the Company,

and the Company, in the case of subclause (ii)(A), (B) or (C) above, has deposited or caused to be deposited with the Trustee as trust funds in trust for such purpose (x) an amount in the currency or currencies in which the Securities are payable, (y) Government Obligations which through the scheduled payment of principal and interest in respect thereof in accordance with their terms will provide, not later than the due date of any payment, money in an amount or (z) a combination thereof, in each case sufficient, in the opinion of a nationally recognized firm of independent public accountants expressed in a written certification thereof delivered to the Trustee, to pay and discharge the entire indebtedness on such Securities not theretofore delivered to the Trustee for cancellation, for principal and any premium and interest (including any Additional Interest) to the date of such deposit (in the case of Securities that have become due and payable) or to the Stated Maturity (or any date of principal repayment upon early maturity) or Redemption Date, as the case may be;

(b)  the Company has paid or caused to be paid all other sums payable hereunder by the Company; and

(c)  the Company has delivered to the Trustee an Officers’ Certificate and an Opinion of Counsel each stating that all conditions precedent herein provided for relating to the satisfaction and discharge of this Indenture have been complied with.

Notwithstanding the satisfaction and discharge of this Indenture, the obligations of the Company to the Trustee under Section 6.6 , the obligations of the Company to any Authenticating Agent under Section 6.11 and, if money shall have been deposited with the Trustee pursuant to subclause (a)(ii) of this Section 4.1 , the obligations of the Trustee under Section 4.2 and Section 10.2(e) shall survive.

SECTION 4.2.   Application of Trust Money .

Subject to the provisions Section 10.2(e ), all money deposited with the Trustee pursuant to Section 4.1 shall be held in trust and applied by the Trustee, in accordance with the provisions of the Securities and this Indenture, to the payment in accordance with Section 3.1 , either directly or through any Paying Agent (including the Company acting as its own Paying Agent) as the Trustee may determine, to the Persons entitled thereto, of the principal and any premium and interest (including any Additional Interest) for the payment of which such money or obligations have been deposited with or received by the Trustee.  Moneys held by the Trustee under this Section 4.2 shall not be subject to the claims of holders of Senior Debt under Article XII .

ARTICLE V

Remedies

SECTION 5.1.   Events of Default .

“ Event of Default ” means, wherever used herein with respect to the Securities, any one of the following events (whatever the reason for such Event of Default and whether it shall be voluntary or involuntary or be effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body):

(a)  default in the payment of any interest upon any Security, including any Additional Interest in respect thereof, when it becomes due and payable, and continuance of such default for a period of thirty (30) days (subject to the deferral of any due date in the case of an Extension Period); or

(b)  default in the payment of the principal of or any premium on any Security at its Maturity; or

(c)  default in the performance, or breach, of any covenant or warranty of the Company in this Indenture and continuance of such default or breach for a period of thirty (30) days after there has been given, by registered or certified mail, to the Company by the Trustee or to the Company and the Trustee by the Holders of at least twenty five percent (25%) in aggregate principal amount of the Outstanding Securities a written notice specifying such default or breach and requiring it to be remedied and stating that such notice is a “Notice of Default” hereunder;

(d)  the entry by a court having jurisdiction in the premises of  a decree or order adjudging the Company a bankrupt or insolvent, or approving as properly filed a petition seeking reorganization, arrangement, adjustment or composition of or in respect of the Company under any applicable Federal or state bankruptcy, insolvency, reorganization or other similar law, or appointing a custodian, receiver, liquidator, assignee, trustee, sequestrator or other similar official of the Company or of any substantial part of its property, or ordering the winding up or liquidation of its affairs, and the continuance of any such decree or order for relief or any such other decree or order unstayed and in effect for a period of sixty (60) consecutive days; or

(e)  the institution by the Company of proceedings to be adjudicated a bankrupt or insolvent, or the consent by the Company to the institution of bankruptcy or insolvency proceedings against it, or the filing by the Company of a petition or answer or consent seeking reorganization or relief under any applicable Federal or state bankruptcy, insolvency, reorganization or other similar law, or the consent by it to the filing of such petition or to the appointment of or taking possession by a custodian, receiver, liquidator, assignee, trustee, sequestrator or other similar official of the Company or of any substantial part of its property, or the making by it of an assignment for the benefit of creditors, or the admission by it in writing of its inability to pay its debts generally as they become due and its willingness to be adjudicated a bankrupt or insolvent, or the taking of corporate action by the Company in furtherance of any such action.

(f)  the Trust shall have voluntarily or involuntarily liquidated, dissolved, wound-up its business or otherwise terminated its existence, except in connection with (1) the distribution of the Securities to holders of the Preferred Securities in liquidation of their interests in the Trust, (2) the redemption of all of the outstanding Preferred Securities or (3) certain mergers, consolidations or amalgamations, each as and to the extent permitted by the Trust Agreement.

SECTION 5.2.   Acceleration of Maturity; Rescission and Annulment .

(a)  If an Event of Default occurs and is continuing, then and in every such case the Trustee or the Holders of not less than twenty five percent (25%) in aggregate principal amount of the Outstanding Securities may declare the principal amount of all the Securities to be due and payable immediately, by a notice in writing to the Company (and to the Trustee if given by Holders), provided, that if, upon an Event of Default, the Trustee or the Holders of not less than twenty five percent (25%) in principal amount of the Outstanding Securities fail to declare the principal of all the Outstanding Securities to be immediately due and payable, the holders of at least twenty five percent (25%) in aggregate Liquidation Amount (as defined in the Trust Agreement) of the Preferred Securities then outstanding shall have the right to make such declaration by a notice in writing to the Property Trustee, the Company and the Trustee; and upon any such declaration the principal amount of and the accrued interest (including any Additional Interest) on all the Securities shall become immediately due and payable.

(b)  At any time after such a declaration of acceleration with respect to Securities has been made and before a judgment or decree for payment of the money due has been obtained by the Trustee as hereinafter provided in this Article V , the Holders of a majority in aggregate principal amount of the Outstanding Securities, by written notice to the Indenture Trustee, or the Holders of a majority in aggregate liquidation amount of the Preferred Securities, by written notice to the Property Trustee, the Company and the Trustee, may rescind and annul such declaration and its consequences if:

the Company has paid or deposited with the Trustee a sum sufficient to pay:

all overdue installments of interest on all Securities,

any accrued Additional Interest on all Securities,

the principal of and any premium on any Securities that have become due otherwise than by such declaration of acceleration and interest (including any Additional Interest) thereon at the rate borne by the Securities, and all sums paid or advanced by the Trustee hereunder and the reasonable compensation, expenses, disbursements and advances of the Trustee, the Property Trustee and their agents and counsel; and

all Events of Default with respect to Securities, other than the non-payment of the principal of Securities that has become due solely by such acceleration, have been cured or waived as provided in Section 5.13 ;

provided , that if the Holders of such Securities fail to annul such declaration and waive such default, the holders of not less than a majority in aggregate Liquidation Amount (as defined in the Trust Agreement) of the Preferred Securities then outstanding shall also have the right to rescind and annul such declaration and its consequences by written notice to the Property Trustee, the Company and the Trustee, subject to the satisfaction of the conditions set forth in paragraph (b) of this Section 5.2 .  No such rescission shall affect any subsequent default or impair any right consequent thereon.

SECTION 5.3.   Collection of Indebtedness and Suits for Enforcement by Trustee .

(a)  The Company covenants that if:

default is made in the payment of any installment of interest (including any Additional Interest) on any Security when such interest becomes due and payable and such default continues for a period of thirty (30) days, or default is made in the payment of the principal of and any premium on any Security at the Maturity thereof,

the Company will, upon demand of the Trustee, pay to the Trustee, for the benefit of the Holders of such Securities, the whole amount then due and payable on such Securities for principal and any premium and interest (including any Additional Interest) and, in addition thereto, all amounts owing the Trustee under Section 6.6 .

(b)  If the Company fails to pay such amounts forthwith upon such demand, the Trustee, in its own name and as trustee of an express trust, may institute a judicial proceeding for the collection of the sums so due and unpaid, and may prosecute such proceeding to judgment or final decree, and may enforce the same against the Company or any other obligor upon such Securities and collect the moneys adjudged or decreed to be payable in the manner provided by law out of the property of the Company or any other obligor upon the Securities, wherever situated.

(c)  If an Event of Default with respect to Securities occurs and is continuing, the Trustee may in its discretion proceed to protect and enforce its rights and the rights of the Holders of Securities by such appropriate judicial proceedings as the Trustee shall deem most effectual to protect and enforce any such rights, whether for the specific enforcement of any covenant or agreement in this Indenture or in aid of the exercise of any power granted herein, or to enforce any other proper remedy.

SECTION 5.4.   Trustee May File Proofs of Claim .

In case of any receivership, insolvency, liquidation, bankruptcy, reorganization, arrangement, adjustment, composition or similar judicial proceeding relative to the Company (or any other obligor upon the Securities), its property or its creditors, the Trustee shall be entitled and empowered, by intervention in such proceeding or otherwise, to take any and all actions authorized hereunder in order to have claims of the Holders and the Trustee allowed in any such proceeding. In particular, the Trustee shall be authorized to collect and receive any moneys or other property payable or deliverable on any such claims and to distribute the same; and any custodian, receiver, assignee, trustee, liquidator, sequestrator or other similar official in any such judicial proceeding is hereby authorized by each Holder to make such payments to the Trustee and, in the event that the Trustee shall consent to the making of such payments directly to the Holders, to first pay to the Trustee any amount due it for the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel, and any other amounts owing the Trustee, any predecessor Trustee and other Persons under Section 6.6 .

SECTION 5.5.   Trustee May Enforce Claim Without Possession of Securities .

All rights of action and claims under this Indenture or the Securities may be prosecuted and enforced by the Trustee without the possession of any of the Securities or the production thereof in any proceeding relating thereto, and any such proceeding instituted by the Trustee shall be brought in its own name as trustee of an express trust, and any recovery of judgment shall, subject to Article XII and after provision for the payment of all the amounts owing the Trustee, any predecessor Trustee and other Persons under Section 6.6 , be for the ratable benefit of the Holders of the Securities in respect of which such judgment has been recovered.

SECTION 5.6.   Application of Money Collected .

Any money or property collected or to be applied by the Trustee with respect to the Securities pursuant to this Article V shall be applied in the following order, at the date or dates fixed by the Trustee and, in case of the distribution of such money or property on account of principal or any premium or interest (including any Additional Interest), upon presentation of the Securities and the notation thereon of the payment if only partially paid and upon surrender thereof if fully paid:

FIRST: To the payment of all amounts due the Trustee, any predecessor Trustee and other Persons under Section 6.6 ;

SECOND: To the payment of all Senior Debt of the Company if and to the extent required by Article XII .

THIRD:  Subject to Article XII , to the payment of the amounts then due and unpaid upon the Securities for principal and any premium and interest (including any Additional Interest) in respect of which or for the benefit of which such money has been collected, ratably, without preference or priority of any kind, according to the amounts due and payable on the Securities for principal and any premium and interest (including any Additional Interest), respectively; and

FOURTH: The balance, if any, to the Person or Persons entitled thereto.

SECTION 5.7.   Limitation on Suits .

Subject to Section 5.8 , no Holder of any Securities shall have any right to institute any proceeding, judicial or otherwise, with respect to this Indenture or for the appointment of a custodian, receiver, assignee, trustee, liquidator, sequestrator (or other similar official) or for any other remedy hereunder, unless:

(a)  such Holder has previously given written notice to the Trustee of a continuing Event of Default with respect to the Securities;

(b)  the Holders of not less than a majority in aggregate principal amount of the Outstanding Securities shall have made written request to the Trustee to institute proceedings in respect of such Event of Default in its own name as Trustee hereunder;

(c)  such Holder or Holders have offered to the Trustee reasonable indemnity against the costs, expenses and liabilities to be incurred in compliance with such request;

(d)  the Trustee after its receipt of such notice, request and offer of indemnity has failed to institute any such proceeding for sixty (60) days; and

(e)  no direction inconsistent with such written request has been given to the Trustee during such sixty (60)-day period by the Holders of a majority in aggregate principal amount of the Outstanding Securities;

it being understood and intended that no one or more of such Holders shall have any right in any manner whatever by virtue of, or by availing itself of, any provision of this Indenture to affect, disturb or prejudice the rights of any other Holders of Securities, or to obtain or to seek to obtain priority or preference over any other of such Holders or to enforce any right under this Indenture, except in the manner herein provided and for the equal and ratable benefit of all such Holders.

SECTION 5.8.   Unconditional Right of Holders to Receive Principal, Premium and Interest; Direct Action by Holders of Preferred Securities .

Notwithstanding any other provision in this Indenture, the Holder of any Security shall have the right, which is absolute and unconditional, to receive payment of the principal of and any premium on such Security at its Maturity and payment of interest (including any Additional Interest) on such Security when due and payable and to institute suit for the enforcement of any such payment, and such right shall not be impaired without the consent of such Holder. Any registered holder of the Preferred Securities shall have the right, upon the occurrence of an Event of Default described in Section 5.1(a ) or Section 5.1(b ), to institute a suit directly against the Company for enforcement of payment to such holder of principal of and any premium and interest (including any Additional Interest) on the Securities having a principal amount equal to the aggregate Liquidation Amount (as defined in the Trust Agreement) of the Preferred Securities held by such holder.

SECTION 5.9.   Restoration of Rights and Remedies .

If the Trustee, any Holder or any holder of Preferred Securities has instituted any proceeding to enforce any right or remedy under this Indenture and such proceeding has been discontinued or abandoned for any reason, or has been determined adversely to the Trustee, such Holder or such holder of Preferred Securities, then and in every such case the Company, the Trustee, such Holders and such holder of Preferred Securities shall, subject to any determination in such proceeding, be restored severally and respectively to their former positions hereunder, and thereafter all rights and remedies of the Trustee, such Holder and such holder of Preferred Securities shall continue as though no such proceeding had been instituted.

SECTION 5.10.   Rights and Remedies Cumulative .

Except as otherwise provided in Section 3.6(f) , no right or remedy herein conferred upon or reserved to the Trustee or the Holders is intended to be exclusive of any other right or remedy, and every right and remedy shall, to the extent permitted by law, be cumulative and in addition to every other right and remedy given hereunder or now or hereafter existing at law or in equity or otherwise. The assertion or employment of any right or remedy hereunder, or otherwise, shall not prevent the concurrent assertion or employment of any other appropriate right or remedy.

SECTION 5.11.   Delay or Omission Not Waiver .

No delay or omission of the Trustee, any Holder of any Securities or any holder of any Preferred Security to exercise any right or remedy accruing upon any Event of Default shall impair any such right or remedy or constitute a waiver of any such Event of Default or an acquiescence therein.  Every right and remedy given by this Article V or by law to the Trustee or to the Holders and the right and remedy given to the holders of Preferred Securities by Section 5.8 may be exercised from time to time, and as often as may be deemed expedient, by the Trustee, the Holders or the holders of Preferred Securities, as the case may be.

SECTION 5.12.   Control by Holders .

The Holders of not less than a majority in aggregate principal amount of the Outstanding Securities shall have the right to direct the time, method and place of conducting any proceeding for any remedy available to the Trustee or exercising any trust or power conferred on the Trustee; provided , that:

(a)  such direction shall not be in conflict with any rule of law or with this Indenture,

(b)  the Trustee may take any other action deemed proper by the Trustee that is not inconsistent with such direction, and

(c)  subject to the provisions of Section 6.2 , the Trustee shall have the right to decline to follow such direction if a Responsible Officer or Officers of the Trustee shall, in good faith, reasonably determine that the proceeding so directed would be unjustly prejudicial to the Holders not joining in any such direction or would involve the Trustee in personal liability.

SECTION 5.13.   Waiver of Past Defaults .

(a)  The Holders of not less than a majority in aggregate principal amount of the Outstanding Securities and the holders of a majority in aggregate Liquidation Amount (as defined in the Trust Agreement) of the Preferred Securities may waive any past Event of Default hereunder and its consequences except an Event of Default:

in the payment of the principal of or any premium or interest (including any Additional Interest) on any Security (unless such Event of Default has been cured and the Company has paid to or deposited with the Trustee a sum sufficient to pay all installments of interest (including any Additional Interest) due and past due and all principal of and any premium on all Securities due otherwise than by acceleration), or in respect of a covenant or provision hereof that under Article IX cannot be modified or amended without the consent of each Holder of any Outstanding Security.

(b)  Any such waiver shall be deemed to be on behalf of the Holders of all the Securities or, in the case of a waiver by holders of Preferred Securities issued by such Trust, by all holders of Preferred Securities.

(c)  Upon any such waiver, such Event of Default shall cease to exist and any Event of Default arising therefrom shall be deemed to have been cured for every purpose of this Indenture; but no such waiver shall extend to any subsequent or other Event of Default or impair any right consequent thereon.

SECTION 5.14.   Undertaking for Costs .

All parties to this Indenture agree, and each Holder of any Security by his or her acceptance thereof shall be deemed to have agreed, that any court may in its discretion require, in any suit for the enforcement of any right or remedy under this Indenture, or in any suit against the Trustee for any action taken or omitted by it as Trustee, the filing by any party litigant in such suit of an undertaking to pay the costs of such suit, and that such court may in its discretion assess reasonable costs, including reasonable attorneys’ fees and expenses, against any party litigant in such suit, having due regard to the merits and good faith of the claims or defenses made by such party litigant; but the provisions of this Section 5.14 shall not apply to any suit instituted by the Trustee, to any suit instituted by any Holder, or group of Holders, holding in the aggregate more than ten percent (10%) in aggregate principal amount of the Outstanding Securities, or to any suit instituted by any Holder for the enforcement of the payment of the principal of or any premium on the Security after the Stated Maturity or any interest (including any Additional Interest) on any Security after it is due and payable.

SECTION 5.15.   Waiver of Usury, Stay or Extension Laws.

The Company covenants (to the extent that it may lawfully do so) that it will not at any time insist upon, or plead, or in any manner whatsoever claim or take the benefit or advantage of, any usury, stay or extension law wherever enacted, now or at any time hereafter in force, which may affect the covenants or the performance of this Indenture; and the Company (to the extent that it may lawfully do so) hereby expressly waives all benefit or advantage of any such law, and covenants that it will not hinder, delay or impede the execution of any power herein granted to the Trustee, but will suffer and permit the execution of every such power as though no such law had been enacted.

ARTICLE VI

The Trustee

SECTION 6.1.   Corporate Trustee Required .

There shall at all times be a Trustee hereunder with respect to the Securities.  The Trustee shall be a corporation organized and doing business under the laws of the United States or of any state thereof, authorized to exercise corporate trust powers, having a combined capital and surplus of at least $50,000,000, subject to supervision or examination by Federal or state authority and having an office within the United States. If such corporation publishes reports of condition at least annually, pursuant to law or to the requirements of such supervising or examining authority, then, for the purposes of this Section 6.1 , the combined capital and surplus of such corporation shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published.  If at any time the Trustee shall cease to be eligible in accordance with the provisions of this Section 6.1 , it shall resign immediately in the manner and with the effect hereinafter specified in this Article VI .

SECTION 6.2.   Certain Duties and Responsibilities .

Except during the continuance of an Event of Default:

the Trustee undertakes to perform such duties and only such duties as are specifically set forth in this Indenture, and no implied covenants or obligations shall be read into this Indenture against the Trustee; and

in the absence of bad faith on its part, the Trustee may conclusively rely, as to the truth of the statements and the correctness of the opinions expressed therein, upon certificates or opinions furnished to the Trustee and conforming to the requirements of this Indenture; provided , that in the case of any such certificates or opinions that by any provision hereof are specifically required to be furnished to the Trustee, the Trustee shall be under a duty to examine the same to determine whether or not they substantially conform on their face to the requirements of this Indenture.

(a)  If an Event of Default known to the Trustee has occurred and is continuing, the Trustee shall, prior to the receipt of directions, if any, from the Holders of at least a majority in aggregate principal amount of the Outstanding Securities, exercise such of the rights and powers vested in it by this Indenture, and use the same degree of care and skill in its exercise, as a prudent person would exercise or use under the circumstances in the conduct of such person’s own affairs.

(b)  Notwithstanding the foregoing, no provision of this Indenture shall require the Trustee to expend or risk its own funds or otherwise incur any financial liability in the performance of any of its duties hereunder, or in the exercise of any of its rights or powers, if it shall have reasonable grounds for believing that repayment of such funds or adequate indemnity against such risk or liability is not reasonably assured to it. Whether or not therein expressly so provided, every provision of this Indenture relating to the conduct or affecting the liability of or affording protection to the Trustee shall be subject to the provisions of this Section 6.2 .  To the extent that, at law or in equity, the Trustee has duties and liabilities relating to the Holders, the Trustee shall not be liable to any Holder for the Trustee’s good faith reliance on the provisions of this Indenture.  The provisions of this Indenture, to the extent that they restrict the duties and liabilities of the Trustee otherwise existing at law or in equity, are agreed by the Company and the Holders to replace such other duties and liabilities of the Trustee.

(c)  No provisions of this Indenture shall be construed to relieve the Trustee from liability with respect to matters that are within the authority of the Trustee under this Indenture for its own negligent action, negligent failure to act or willful misconduct, except that:

the Trustee shall not be liable for any error or judgment made in good faith by an authorized officer of the Trustee, unless it shall be proved that the Trustee was negligent in ascertaining the pertinent facts;

the Trustee shall not be liable with respect to any action taken or omitted to be taken by it in good faith in accordance with the direction of the Holders of at least a majority in aggregate principal amount of the Outstanding Securities relating to the time, method and place of conducting any proceeding for any remedy available to the Trustee under this Indenture; and

the Trustee shall be under no liability for interest on any money received by it hereunder except as otherwise agreed with the Company and money held by the Trustee in trust hereunder need not be segregated from other funds except to the extent required by law.

SECTION 6.3.   Notice of Defaults .

Within ninety (90) days after the occurrence of any default actually known to the Trustee, the Trustee shall give the Holders notice of such default unless such default shall have been cured or waived;  provided , that except in the case of a default in the payment of the principal of or any premium or interest on any Securities, the Trustee shall by fully protected in withholding the notice if and so long as the board of directors, the executive committee or a trust committee of directors and/or Responsible Officers of the Trustee in good faith determines that withholding the notice is in the interest of holders of Securities; and   provided , that in the case of any default of the character specified in Section 5.1(c) , no such notice to Holders shall be given until at least thirty (30) days after the occurrence thereof. For the purpose of this Section 6.3 , the term “default” means any event which is, or after notice or lapse of time or both would become, an Event of Default.

SECTION 6.4.   Certain Rights of Trustee .

Subject to the provisions of Section 6.2 :

(a)  the Trustee may conclusively rely and shall be fully protected in acting or refraining from acting in good faith and in accordance with the terms hereof upon any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, debenture, note or other paper or document believed by it to be genuine and to have been signed or presented by the proper party or parties;

(b)  if (i) in performing its duties under this Indenture the Trustee is required to decide between alternative courses of action, (ii) in construing any of the provisions of this Indenture the Trustee finds ambiguous or inconsistent with any other provisions contained herein or (iii) the Trustee is unsure of the application of any provision of this Indenture, then, except as to any matter as to which the Holders are entitled to decide under the terms of this Indenture, the Trustee shall deliver a notice to the Company requesting the Company’s written instruction as to the course of action to be taken and the Trustee shall take such action, or refrain from taking such action, as the Trustee shall be instructed in writing to take, or to refrain from taking, by the Company; provided , that if the Trustee does not receive such instructions from the Company within ten Business Days after it has delivered such notice or such reasonably shorter period of time set forth in such notice the Trustee may, but shall be under no duty to, take such action, or refrain from taking such action, as the Trustee shall deem advisable and in the best interests of the Holders, in which event the Trustee shall have no liability except for its own negligence, bad faith or willful misconduct;

(c)  any request or direction of the Company shall be sufficiently evidenced by a Company Request or Company Order and any resolution of the Board of Directors may be sufficiently evidenced by a Board Resolution;

(d)  the Trustee may consult with counsel (which counsel may be counsel to the Trustee, the Company or any of its Affiliates, and may include any of its employees) and the advice of such counsel or any Opinion of Counsel shall be full and complete authorization and protection in respect of any action taken, suffered or omitted by it hereunder in good faith and in reliance thereon;

(e)  the Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this Indenture at the request or direction of any of the Holders pursuant to this Indenture, unless such Holders shall have offered to the Trustee security or indemnity reasonably satisfactory to it against the costs, expenses (including reasonable attorneys’ fees and expenses) and liabilities that might be incurred by it in compliance with such request or direction, including reasonable advances as may be requested by the Trustee;

(f)  the Trustee shall not be bound to make any investigation into the facts or matters stated in any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, indenture, note or other paper or document, but the Trustee in its discretion may make such inquiry or investigation into such facts or matters as it may see fit, and, if the Trustee shall determine to make such inquiry or investigation, it shall be entitled to examine the books, records and premises of the Company, personally or by agent or attorney;

(g)  the Trustee may execute any of the trusts or powers hereunder or perform any duties hereunder either directly or by or through agents, attorneys, custodians or nominees and the Trustee shall not be responsible for any misconduct or negligence on the part of any such agent, attorney, custodian or nominee appointed with due care by it hereunder;

(h)  whenever in the administration of this Indenture the Trustee shall deem it desirable to receive instructions with respect to enforcing any remedy or right or taking any other action with respect to enforcing any remedy or right hereunder, the Trustees (i) may request instructions from the Holders (which instructions may only be given by the Holders of the same aggregate principal amount of Outstanding Securities as would be entitled to direct the Trustee under this Indenture in respect of such remedy, right or action), (ii) may refrain from enforcing such remedy or right or taking such action until such instructions are received and (iii) shall be protected in acting in accordance with such instructions;

(i)  except as otherwise expressly provided by this Indenture, the Trustee shall not be under any obligation to take any action that is discretionary under the provisions of this Indenture;

(j)  without prejudice to any other rights available to the Trustee under applicable law, when the Trustee incurs expenses or renders services in connection with any bankruptcy, insolvency or other proceeding referred to in clauses (d) or (e) of the definition of Event of Default, such expenses (including legal fees and expenses of its agents and counsel) and the compensation for such services are intended to constitute expenses of administration under any bankruptcy laws or law relating to creditors rights generally;

(k)  whenever in the administration of this Indenture the Trustee shall deem it desirable that a matter be proved or established prior to taking, suffering or omitting any action hereunder, the Trustee (unless other evidence be herein specifically prescribed) may, in the absence of bad faith on its part, conclusively rely upon an Officers’ Certificate addressing such matter, which, upon receipt of such request, shall be promptly delivered by the Company;

(l)  the Trustee shall not be charged with knowledge of any Event of Default unless either (i) a Responsible Officer of the Trustee shall have actual knowledge or (ii) the Trustee shall have received notice thereof from the Company or a Holder; and

(m)  in the event that the Trustee is also acting as Paying Agent, Authenticating Agent or Securities Registrar hereunder, the rights and protections afforded to the Trustee pursuant to this Article VI shall also be afforded such Paying Agent, Authenticating Agent,  or  Securities Registrar.

SECTION 6.5.   May Hold Securities .

The Trustee, any Authenticating Agent, any Paying Agent, any Securities Registrar or any other agent of the Company, in its individual or any other capacity, may become the owner or pledgee of Securities and may otherwise deal with the Company with the same rights it would have if it were not Trustee, Authenticating Agent, Paying Agent, Securities Registrar or such other agent.

SECTION 6.6.   Compensation; Reimbursement; Indemnity .

(a)  The Company agrees

to pay to the Trustee from time to time reasonable compensation for all services rendered by it hereunder in such amounts as the Company and the Trustee shall agree from time to time (which compensation shall not be limited by any provision of law in regard to the compensation of a trustee of an express trust);

to reimburse the Trustee upon its request for all reasonable expenses, disbursements and advances incurred or made by the Trustee in accordance with any provision of this Indenture (including the reasonable compensation and the expenses and disbursements of its agents and counsel), except any such expense, disbursement or advance as may be attributable to its negligence, bad faith or willful misconduct; and

to the fullest extent permitted by applicable law, to indemnify the Trustee and its Affiliates, and their officers, directors, shareholders, agents, representatives and employees for, and to hold them harmless against, any loss, damage, liability, tax (other than income, franchise or other taxes imposed on amounts paid pursuant to (i) or (ii) hereof), penalty, expense or claim of any kind or nature whatsoever incurred without negligence, bad faith or willful misconduct on its part arising out of or in connection with the acceptance or administration of this trust or the performance of the Trustee’s duties hereunder, including the costs and expenses of defending itself against any claim or liability in connection with the exercise or performance of any of its powers or duties hereunder.

(b)  To secure the Company’s payment obligations in this Section 6.6 , the Trustee shall have a lien prior to the Securities on all money or property held or collected by the Trustee, other than money or property held in trust to pay principal and interest on particular Securities.  Such lien shall survive the satisfaction and discharge of this Indenture or the resignation or removal of the Trustee.

(c)  The obligations of the Company under this Section 6.6 shall survive the satisfaction and discharge of this Indenture and the earlier resignation or removal of the Trustee.

(d)  In no event shall the Trustee be liable for any indirect, special, punitive or consequential loss or damage of any kind whatsoever, including, but not limited to, lost profits, even if the Trustee has been advised of the likelihood of such loss or damage and regardless of the form of action.

(e)  In no event shall the Trustee be liable for any failure or delay in the performance of its obligations hereunder because of circumstances beyond its control, including, but not limited to, acts of God, flood, war (whether declared or undeclared), terrorism, fire, riot, embargo, government action, including any laws, ordinances, regulations, governmental action or the like which delay, restrict or prohibit the providing of the services contemplated by this Indenture.

SECTION 6.7.   Resignation and Removal; Appointment of Successor .

(a)  No resignation or removal of the Trustee and no appointment of a successor Trustee pursuant to this Article VI shall become effective until the acceptance of appointment by the successor Trustee under Section 6.8 .

(b)  The Trustee may resign at any time by giving written notice thereof to the Company.

(c)  Unless an Event of Default shall have occurred and be continuing, the Trustee may be removed at any time by the Company by a Board Resolution.  If an Event of Default shall have occurred and be continuing, the Trustee may be removed by Act of the Holders of a majority in aggregate principal amount of the Outstanding Securities, delivered to the Trustee and to the Company.

(d)  If the Trustee shall resign, be removed or become incapable of acting, or if a vacancy shall occur in the office of Trustee for any reason, at a time when no Event of Default shall have occurred and be continuing, the Company, by a Board Resolution, shall promptly appoint a successor Trustee, and such successor Trustee and the retiring Trustee shall comply with the applicable requirements of Section 6.8 . If the Trustee shall resign, be removed or become incapable of acting, or if a vacancy shall occur in the office of Trustee for any reason, at a time when an Event of Default shall have occurred and be continuing, the Holders, by Act of the Holders of a majority in aggregate principal amount of the Outstanding Securities, shall promptly appoint a successor Trustee, and such successor Trustee and the retiring Trustee shall comply with the applicable requirements of Section 6.8 . If no successor Trustee shall have been so appointed by the Company or the Holders and accepted appointment within sixty (60) days after the giving of a notice of resignation by the Trustee or the removal of the Trustee in the manner required by Section 6.8 , any Holder who has been a bona fide Holder of a Security for at least six months may, on behalf of such Holder and all others similarly situated, and any resigning Trustee may, at the expense of the Company, petition any court of competent jurisdiction for the appointment of a successor Trustee.

(e)  The Company shall give notice to all Holders in the manner provided in Section 1.6 of each resignation and each removal of the Trustee and each appointment of a successor Trustee.  Each notice shall include the name of the successor Trustee and the address of its Corporate Trust Office.

SECTION 6.8.   Acceptance of Appointment by Successor .

(a)  In case of the appointment hereunder of a successor Trustee, each successor Trustee so appointed shall execute, acknowledge and deliver to the Company and to the retiring Trustee an instrument accepting such appointment, and thereupon the resignation or removal of the retiring Trustee shall become effective and such successor Trustee, without any further act, deed or conveyance, shall become vested with all the rights, powers, trusts and duties of the retiring Trustee; but, on the request of the Company or the successor Trustee, such retiring Trustee shall, upon payment of its charges, execute and deliver an instrument transferring to such successor Trustee all the rights, powers and trusts of the retiring Trustee and shall duly assign, transfer and deliver to such successor Trustee all property and money held by such retiring Trustee hereunder.

(b)  Upon request of any such successor Trustee, the Company shall execute any and all instruments for more fully and certainly vesting in and confirming to such successor Trustee all rights, powers and trusts referred to in paragraph (a) of this Section 6.8 .

(c)  No successor Trustee shall accept its appointment unless at the time of such acceptance such successor Trustee shall be qualified and eligible under this Article VI .

SECTION 6.9.   Merger, Conversion, Consolidation or Succession to Business .

Any Person into which the Trustee may be merged or converted or with which it may be consolidated, or any Person resulting from any merger, conversion or consolidation to which the Trustee shall be a party, or any Person succeeding to all or substantially all of the corporate trust business of the Trustee, shall be the successor of the Trustee hereunder, without the execution or filing of any paper or any further act on the part of any of the parties hereto, provided, that such Person shall be otherwise qualified and eligible under this Article VI . In case any Securities shall have been authenticated, but not delivered, by the Trustee then in office, any successor by merger, conversion or consolidation or as otherwise provided above in this Section 6.9 to such authenticating Trustee may adopt such authentication and deliver the Securities so authenticated, and in case any Securities shall not have been authenticated, any successor to the Trustee may authenticate such Securities either in the name of any predecessor Trustee or in the name of such successor Trustee, and in all cases the certificate of authentication shall have the full force which it is provided anywhere in the Securities or in this Indenture that the certificate of the Trustee shall have.

SECTION 6.10.   Not Responsible for Recitals or Issuance of Securities .

The recitals contained herein and in the Securities, except the Trustee’s certificates of authentication, shall be taken as the statements of the Company, and neither the Trustee nor any Authenticating Agent assumes any responsibility for their correctness. The Trustee makes no representations as to the validity or sufficiency of this Indenture or of the Securities. Neither the Trustee nor any Authenticating Agent shall be accountable for the use or application by the Company of the Securities or the proceeds thereof.

SECTION 6.11.   Appointment of Authenticating Agent .

(a)  The Trustee may appoint an Authenticating Agent or Agents with respect to the Securities, which shall be authorized to act on behalf of the Trustee to authenticate Securities issued upon original issue and upon exchange, registration of transfer or partial redemption thereof or pursuant to Section 3.6 , and Securities so authenticated shall be entitled to the benefits of this Indenture and shall be valid and obligatory for all purposes as if authenticated by the Trustee hereunder. Wherever reference is made in this Indenture to the authentication and delivery of Securities by the Trustee or the Trustee’s certificate of authentication, such reference shall be deemed to include authentication and delivery on behalf of the Trustee by an Authenticating Agent. Each Authenticating Agent shall be acceptable to the Company and shall at all times be a corporation organized and doing business under the laws of the United States of America, or of any State or Territory thereof or the District of Columbia, authorized under such laws to act as Authenticating Agent, having a combined capital and surplus of not less than $50,000,000 and subject to supervision or examination by Federal or state authority. If such Authenticating Agent publishes reports of condition at least annually pursuant to law or to the requirements of said supervising or examining authority, then for the purposes of this Section 6.11 the combined capital and surplus of such Authenticating Agent shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published. If at any time an Authenticating Agent shall cease to be eligible in accordance with the provisions of this Section 6.11 , such Authenticating Agent shall resign immediately in the manner and with the effect specified in this Section 6.11 .

(b)  Any Person into which an Authenticating Agent may be merged or converted or with which it may be consolidated, or any Person resulting from any merger, conversion or consolidation to which such Authenticating Agent shall be a party, or any Person succeeding to all or substantially all of the corporate trust business of an Authenticating Agent shall be the successor Authenticating Agent hereunder, provided such Person shall be otherwise eligible under this Section 6.11 , without the execution or filing of any paper or any further act on the part of the Trustee or the Authenticating Agent.

(c)  An Authenticating Agent may resign at any time by giving written notice thereof to the Trustee and to the Company. The Trustee may at any time terminate the agency of an Authenticating Agent by giving written notice thereof to such Authenticating Agent and to the Company. Upon receiving such a notice of resignation or upon such a termination, or in case at any time such Authenticating Agent shall cease to be eligible in accordance with the provisions of this Section 6.11 , the Trustee may appoint a successor Authenticating Agent eligible under the provisions of this Section 6.11 , which shall be acceptable to the Company, and shall give notice of such appointment to all Holders. Any successor Authenticating Agent upon acceptance of its appointment hereunder shall become vested with all the rights, powers and duties of its predecessor hereunder, with like effect as if originally named as an Authenticating Agent.

(d)  The Company agrees to pay to each Authenticating Agent from time to time reasonable compensation for its services under this Section 6.11 in such amounts as the Company and the Authenticating Agent shall agree from time to time.

(e)  If an appointment of an Authenticating Agent is made pursuant to this Section 6.11 , the Securities may have endorsed thereon, in addition to the Trustee’s certificate of authentication, an alternative certificate of authentication in the following form:

This is one of the Securities designated therein referred to in the within mentioned Indenture.

Dated:

[THE BANK OF NEW YORK], not in its individual capacity, but solely as Trustee

Authenticating Agent

By:

Authorized Officer

ARTICLE VII

HOLDER’S LISTS AND REPORTS BY TRUSTEE AND COMPANY

SECTION 7.1.   Company to Furnish Trustee Names and Addresses of Holders .

The Company will furnish or cause to be furnished to the Trustee:

(a)  semi-annually, on or before June 30 and December 31 of each year, a list, in such form as the Trustee may reasonably require, of the names and addresses of the Holders as of a date not more than fifteen (15) days prior to the delivery thereof, and

(b)  at such other times as the Trustee may request in writing, within thirty (30) days after the receipt by the Company of any such request, a list of similar form and content as of a date not more than fifteen (15) days prior to the time such list is furnished, in each case to the extent such information is in the possession or control of the Company and has not otherwise been received by the Trustee in its capacity as Securities Registrar.

SECTION 7.2.   Preservation of Information, Communications to Holders .

(a)  The Trustee shall preserve, in as current a form as is reasonably practicable, the names and addresses of Holders contained in the most recent list furnished to the Trustee as provided in Section 7.1 and the names and addresses of Holders received by the Trustee in its capacity as Securities Registrar. The Trustee may destroy any list furnished to it as provided in Section 7.1 upon receipt of a new list so furnished.

(b)  The rights of Holders to communicate with other Holders with respect to their rights under this Indenture or under the Securities, and the corresponding rights and privileges of the Trustee, shall be as provided in the Trust Indenture Act.

(c)  Every Holder of Securities, by receiving and holding the same, agrees with the Company and the Trustee that neither the Company nor the Trustee nor any agent of either of them shall be held accountable by reason of the disclosure of information as to the names and addresses of the Holders made pursuant to the Trust Indenture Act.

SECTION 7.3.   Reports by Company .

(a)

The Company shall furnish to the Holders and to prospective purchasers of Securities, upon their request, the information required to be furnished pursuant to Rule 144A(d)(4) under the Securities Act.  The Company shall furnish to the Trustee and, so long as the Property Trustee holds any of the Securities, the Company shall furnish to the Property Trustee, reports on Form FR Y-9C, FR Y-9LP and FR Y-6 promptly following their filing with the Federal Reserve.

(b)

The Company shall furnish to (i) the Holders and to subsequent holders of Securities, (ii) Trapeza Manager, Inc. (at 507 Carew Tower, 441 Vine Street, Cincinnati, Ohio 45202, or such other address as designated by Trapeza Manager, Inc.) and (iii) any beneficial owner of the Securities reasonably identified to the Company (which identification may be made either by such beneficial owner or by Trapeza Manager Inc.), a duly completed and executed certificate in the form attached hereto as Exhibit A, including the financial statements referenced in such Exhibit, which certificate and financial statements shall be so furnished by the Company not later than forty five (45) days after the end of each of the first three fiscal quarters of each fiscal year of the Company and not later than ninety (90) days after the end of each fiscal year of the Company.

ARTICLE VIII

Consolidation, Merger, Conveyance, Transfer or Lease

SECTION 8.1.   Company May Consolidate, Etc., Only on Certain Terms .

The Company shall not consolidate with or merge into any other Person or convey, transfer or lease its properties and assets substantially as an entirety to any Person, and no Person shall consolidate with or merge into the Company or convey, transfer or lease its properties and assets substantially as an entirety to the Company, unless:

(a)  if the Company shall consolidate with or merge into another Person or convey, transfer or lease its properties and assets substantially as an entirety to any Person, the entity formed by such consolidation or into which the Company is merged or the Person that acquires by conveyance or transfer, or that leases, the properties and assets of the Company substantially as an entirety shall be an entity organized and existing under the laws of the United States of America or any State or Territory thereof or the District of Columbia and shall expressly assume, by an indenture supplemental hereto, executed and delivered to the Trustee, in form reasonably satisfactory to the Trustee, the due and punctual payment of the principal of and any premium and interest (including any Additional Interest) on all the Securities and the performance of every covenant of this Indenture on the part of the Company to be performed or observed;

(b)  immediately after giving effect to such transaction, no Event of Default, and no event that, after notice or lapse of time, or both, would constitute an Event of Default, shall have happened and be continuing; and

(c)  the Company has delivered to the Trustee an Officers’ Certificate and an Opinion of Counsel, each stating that such consolidation, merger, conveyance, transfer or lease and, if a supplemental indenture is required in connection with such transaction, any such supplemental indenture comply with this Article VIII and that all conditions precedent herein provided for relating to such transaction have been complied with; and the Trustee may rely upon such Officers’ Certificate and Opinion of Counsel as conclusive evidence that such transaction complies with this Section 8.1 .

SECTION 8.2.   Successor Company Substituted .

(a)  Upon any consolidation or merger by the Company with or into any other Person, or any conveyance, transfer or lease by the Company of its properties and assets substantially as an entirety to any Person in accordance with Section 8.1 and the execution and delivery to the Trustee of the supplemental indenture described in Section 8.1(a) , the successor entity formed by such consolidation or into which the Company is merged or to which such conveyance, transfer or lease is made shall succeed to, and be substituted for, and may exercise every right and power of, the Company under this Indenture with the same effect as if such successor Person had been named as the Company herein; and in the event of any such conveyance or transfer, following the execution and delivery of such supplemental indenture, the Company shall be discharged from all obligations and covenants under the Indenture and the Securities.

(b)  Such successor Person may cause to be executed, and may issue either in its own name or in the name of the Company, any or all of the Securities issuable hereunder that theretofore shall not have been signed by the Company and delivered to the Trustee; and, upon the order of such successor Person instead of the Company and subject to all the terms, conditions and limitations in this Indenture prescribed, the Trustee shall authenticate and shall deliver any Securities that previously shall have been signed and delivered by the officers of the Company to the Trustee for authentication, and any Securities that such successor Person thereafter shall cause to be executed and delivered to the Trustee on its behalf. All the Securities so issued shall in all respects have the same legal rank and benefit under this Indenture as the Securities theretofore or thereafter issued in accordance with the terms of this Indenture.

(c)  In case of any such consolidation, merger, sale, conveyance or lease, such changes in phraseology and form may be made in the Securities thereafter to be issued as may be appropriate to reflect such occurrence.

ARTICLE IX

Supplemental Indentures

SECTION 9.1.   Supplemental Indentures without Consent of Holders .

Without the consent of any Holders, the Company, when authorized by a Board Resolution, and the Trustee, at any time and from time to time, may enter into one or more indentures supplemental hereto, in form reasonably satisfactory to the Trustee, for any of the following purposes:

(a)  to evidence the succession of another Person to the Company, and the assumption by any such successor of the covenants of the Company herein and in the Securities; or

(b)  to cure any ambiguity, to correct or supplement any provision herein that may be defective or inconsistent with any other provision herein, or to make any other provisions with respect to matters or questions arising under this Indenture, which shall not be inconsistent with the other provisions of this Indenture, provided , that such action pursuant to this clause (b) shall not adversely affect in any material respect the interests of any Holders or the holders of the Preferred Securities; or

(c)  to add to the covenants, restrictions or obligations of the Company or to add to the Events of Default, provided , that such action pursuant to this clause (c) shall not adversely affect in any material respect the interests of any Holders or the holders of the Preferred Securities; or

(d)  to modify, eliminate or add to any provisions of the Indenture or the Securities to such extent as shall be necessary to ensure that the Securities are treated as indebtedness of the Company for United States Federal income tax purposes, provided , that such action pursuant to this clause (d) shall not adversely affect in any material respect the interests of any Holders or the holders of the Preferred Securities.

SECTION 9.2.   Supplemental Indentures with Consent of Holders .

(a)  With the consent of the Holders of not less than a majority in aggregate principal amount of the Outstanding Securities, by Act of said Holders delivered to the Company and the Trustee, the Company, when authorized by a Board Resolution, and the Trustee may enter into an indenture or indentures supplemental hereto for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of this Indenture or of modifying in any manner the rights of the Holders of Securities under this Indenture; provided , that no such supplemental indenture shall, without the consent of the Holder of each Outstanding Security, change the Stated Maturity of the principal or any premium of any Security or change the date of payment of any installment of interest (including any Additional Interest) on any Security, or reduce the principal amount thereof or the rate of interest thereon or any premium payable upon the redemption thereof or change the place of payment where, or the coin or currency in which, any Security or interest thereon is payable, or restrict or impair the right to institute suit for the enforcement of any such payment on or after such date, or reduce the percentage in aggregate principal amount of the Outstanding Securities, the consent of whose Holders is required for any such supplemental indenture, or the consent of whose Holders is required for any waiver of compliance with any provision of this Indenture or of defaults hereunder and their consequences provided for in this Indenture, or modify any of the provisions of this Section 9.2 , Section 5.13 or Section 10.7 , except to increase any percentage in aggregate principal amount of the Outstanding Securities, the consent of whose Holders is required for any reason, or to provide that certain other provisions of this Indenture cannot be modified or waived without the consent of the Holder of each Security;

provided , further , that, so long as any Preferred Securities remain outstanding, no amendment under this Section 9.2 shall be effective until the holders of a majority in Liquidation Amount (as defined in the Trust Agreement) of the Trust Securities shall have consented to such amendment; provided , further , that if the consent of the holder of each Outstanding Security is required for any amendment under this Indenture, such amendment shall not be effective until the holder of each Outstanding Trust Security shall have consented to such amendment.

(b)  It shall not be necessary for any Act of Holders under this Section 9.2 to approve the particular form of any proposed supplemental indenture, but it shall be sufficient if such Act shall approve the substance thereof.

SECTION 9.3.   Execution of Supplemental Indentures .

In executing or accepting the additional trusts created by any supplemental indenture permitted by this Article IX or the modifications thereby of the trusts created by this Indenture, the Trustee shall be entitled to receive, and shall be fully protected in conclusively relying upon, an Officers’ Certificate and an Opinion of Counsel stating that the execution of such supplemental indenture is authorized or permitted by this Indenture, and that all conditions precedent herein provided for relating to such action have been complied with. The Trustee may, but shall not be obligated to, enter into any such supplemental indenture that affects the Trustee’s own rights, duties, indemnities or immunities under this Indenture or otherwise.  Copies of the final form of each supplemental indenture shall be delivered by the Trustee at the expense of the Company to each Holder, and, if the Trustee is the Property Trustee, to each holder of Preferred Securities, promptly  after the execution thereof.

SECTION 9.4.   Effect of Supplemental Indentures .

Upon the execution of any supplemental indenture under this Article IX , this Indenture shall be modified in accordance therewith, and such supplemental indenture shall form a part of this Indenture for all purposes; and every Holder of Securities theretofore or thereafter authenticated and delivered hereunder shall be bound thereby.

SECTION 9.5.   Reference in Securities to Supplemental Indentures .

Securities authenticated and delivered after the execution of any supplemental indenture pursuant to this Article IX may, and shall if required by the Company, bear a notation in form approved by the Company as to any matter provided for in such supplemental indenture. If the Company shall so determine, new Securities so modified as to conform, in the opinion of the Company, to any such supplemental indenture may be prepared and executed by the Company and authenticated and delivered by the Trustee in exchange for Outstanding Securities.

ARTICLE X

Covenants

SECTION 10.1.   Payment of Principal, Premium and Interest .

The Company covenants and agrees for the benefit of the Securities that it will duly and punctually pay the principal of and any premium and interest (including any Additional Interest) on the Securities in accordance with the terms of the Securities and this Indenture.

SECTION 10.2.   Money for Security Payments to be Held in Trust .

(a)  If the Company shall at any time act as its own Paying Agent with respect to the Securities, it will, on or before each due date of the principal of and any premium or interest (including any Additional Interest) on the Securities, segregate and hold in trust for the benefit of the Persons entitled thereto a sum sufficient to pay the principal and any premium or interest (including Additional Interest) so becoming due until such sums shall be paid to such Persons or otherwise disposed of as herein provided, and will promptly notify the Trustee in writing of its failure so to act.

(b)  Whenever the Company shall have one or more Paying Agents, it will, prior to 10:00 a.m., New York City time, on each due date of the principal of or any premium or interest (including any Additional Interest) on any Securities, deposit with a Paying Agent a sum sufficient to pay such amount, such sum to be held as provided in the Trust Indenture Act and (unless such Paying Agent is the Trustee) the Company will promptly notify the Trustee of its failure so to act.

(c)  The Company will cause each Paying Agent for the Securities other than the Trustee to execute and deliver to the Trustee an instrument in which such Paying Agent shall agree with the Trustee, subject to the provisions of this Section 10.2 , that such Paying Agent will (i) comply with the provisions of the Trust Indenture Act applicable to it as a Paying Agent and (ii) during the continuance of any default by the Company (or any other obligor upon the Securities) in the making of any payment in respect of the Securities, upon the written request of the Trustee, forthwith pay to the Trustee all sums held in trust by such Paying Agent for payment in respect of the Securities.

(d)  The Company may at any time, for the purpose of obtaining the satisfaction and discharge of this Indenture or for any other purpose, pay, or by Company Order direct any Paying Agent to pay, to the Trustee all sums held in trust by the Company or such Paying Agent, such sums to be held by the Trustee upon the same trusts as those upon which such sums were held by the Company or such Paying Agent; and, upon such payment by any Paying Agent to the Trustee, such Paying Agent shall be released from all further liability with respect to such money.

(e)  Any money deposited with the Trustee or any Paying Agent, or then held by the Company in trust for the payment of the principal of and any premium or interest (including any Additional Interest) on any Security and remaining unclaimed for two years after such principal and any premium or interest has become due and payable shall (unless otherwise required by mandatory provision of applicable escheat or abandoned or unclaimed property law) be paid on Company Request to the Company, or (if then held by the Company) shall (unless otherwise required by mandatory provision of applicable escheat or abandoned or unclaimed property law) be discharged from such trust; and the Holder of such Security shall thereafter, as an unsecured general creditor, look only to the Company for payment thereof, and all liability of the Trustee or such Paying Agent with respect to such trust money, and all liability of the Company as trustee thereof, shall thereupon cease; provided , that the Trustee or such Paying Agent, before being required to make any such repayment, may at the expense of the Company cause to be published once, in a newspaper published in the English language, customarily published on each Business Day and of general circulation in the Borough of Manhattan, The City of New York, notice that such money remains unclaimed and that, after a date specified therein, which shall not be less than thirty (30) days from the date of such publication, any unclaimed balance of such money then remaining will be repaid to the Company.

SECTION 10.3.   Statement as to Compliance .

The Company shall deliver to the Trustee, within one hundred and twenty (120) days after the end of each fiscal year of the Company ending after the date hereof, an Officers’ Certificate covering the preceding calendar year, stating whether or not to the knowledge of the signers thereof the Company is in default in the performance or observance of any of the terms, provisions and conditions of this Indenture (without regard to any period of grace or requirement of notice provided hereunder), and if the Company shall be in default, specifying all such defaults and the nature and status thereof of which they may have knowledge.

SECTION 10.4.   Calculation Agent .

(a)  The Company hereby agrees that for so long as any of the Securities remain Outstanding, there will at all times be an agent appointed to calculate LIBOR in respect of each Interest Payment Date in accordance with the terms of Schedule A (the “ Calculation Agent ”).  The Company has initially appointed the Trustee as Calculation Agent for purposes of determining LIBOR for each Interest Payment Date.  The Calculation Agent may be removed by the Company at any time.  So long as the Property Trustee holds any of the Securities, the Calculation Agent shall be the Property Trustee.   If the Calculation Agent is unable or unwilling to act as such or is removed by the Company, the Company will promptly appoint as a replacement Calculation Agent the London office of a leading bank which is engaged in transactions in Eurodollar deposits in the international Eurodollar market and which does not control or is not controlled by or under common control with the Company or its Affiliates.  The Calculation Agent may not resign its duties without a successor having been duly appointed.

(b)  The Calculation Agent shall be required to agree that, as soon as possible after 11:00 a.m. (London time) on each LIBOR Determination Date (as defined in Schedule A ), but in no event later than 11:00 a.m. (London time) on the Business Day immediately following each LIBOR Determination Date, the Calculation Agent will calculate the interest rate (rounded to the nearest cent, with half a cent being rounded upwards) for the related Interest Payment Date, and will communicate such rate and amount to the Company, the Trustee, each Paying Agent and the Depositary. The Calculation Agent will also specify to the Company the quotations upon which the foregoing rates and amounts are based and, in any event, the Calculation Agent shall notify the Company before 5:00 p.m. (London time) on each LIBOR Determination Date that either:  (i) it has determined or is in the process of determining the foregoing rates and amounts or (ii) it has not determined and is not in the process of determining the foregoing rates and amounts, together with its reasons therefor.  The Calculation Agent’s determination of the foregoing rates and amounts for any Interest Payment Date will (in the absence of manifest error) be final and binding upon all parties.  For the sole purpose of calculating the interest rate for the Securities, “Business Day” shall be defined as any day on which dealings in deposits in Dollars are transacted in the London interbank market.

SECTION 10.5.   Additional Tax Sums .

So long as no Event of Default has occurred and is continuing, if (a) the Trust is the Holder of all of the Outstanding Securities and (b) a Tax Event described in clause (i) or (iii) in the definition of Tax Event in Section 1.1 hereof has occurred and is continuing, the Company shall pay to the Trust (and its permitted successors or assigns under the related Trust Agreement) for so long as the Trust (or its permitted successor or assignee) is the registered holder of the Outstanding Securities, such amounts as may be necessary in order that the amount of Distributions (including any Additional Interest Amount (as defined in the Trust Agreement)) then due and payable by the Trust on the Preferred Securities and Common Securities that at any time remain outstanding in accordance with the terms thereof shall not be reduced as a result of any Additional Taxes arising from such Tax Event (additional such amounts payable by the Company to the Trust, the “ Additional Tax Sums ”) . Whenever in this Indenture or the Securities there is a reference in any context to the payment of principal of or interest on the Securities, such mention shall be deemed to include mention of the payments of the Additional Tax Sums provided for in this Section 10.5 to the extent that, in such context, Additional Tax Sums are, were or would be payable in respect thereof pursuant to the provisions of this Section 10.5 and express mention of the payment of Additional Tax Sums (if applicable) in any provisions hereof shall not be construed as excluding Additional Tax Sums in those provisions hereof where such express mention is not made; provided , that the deferral of the payment of interest pursuant to Section 3.9 on the Securities shall not defer the payment of any Additional Tax Sums that may be due and payable.

SECTION 10.6.   Additional Covenants .

(a)  The Company covenants and agrees with each Holder of Securities that if an Event of Default shall have occurred and be continuing or the Company shall have given notice of its election to begin an Extension Period with respect to the Securities and shall not have rescinded such notice, or such Extension Period, or any extension thereof, shall be continuing, it shall not (i) declare or pay any dividends or distributions on, or redeem purchase, acquire or make a liquidation payment with respect to, any shares of the Company’s capital stock, or (ii) make any payment of principal of or any interest or premium on or repay, repurchase or redeem any debt securities of the Company that rank pari passu in all respects with or junior in interest to the Securities (other than (A) repurchases, redemptions or other acquisitions of shares of capital stock of the Company in connection with any employment contract, benefit plan or other similar arrangement with or for the benefit of any one or more employees, officers, directors or consultants, in connection with a dividend reinvestment or stockholder stock purchase plan or in connection with the issuance of capital stock of the Company (or securities convertible into or exercisable for such capital stock) as consideration in an acquisition transaction entered into prior to the applicable Extension Period, (B) as a result of an exchange or conversion of any class or series of the Company’s capital stock (or any capital stock of a Subsidiary of the Company) for any class or series of the Company’s capital stock or of any class or series of the Company’s indebtedness for any class or series of the Company’s capital stock, (C) the purchase of fractional interests in shares of the Company’s capital stock pursuant to the conversion or exchange provisions of such capital stock or the security being converted or exchanged, (D) any declaration of a dividend in connection with any Rights Plan, the issuance of rights, stock or other property under any Rights Plan or the redemption or repurchase of rights pursuant thereto, or (E) any dividend in the form of stock, warrants, options or other rights where the dividend stock or the stock issuable upon exercise of such warrants, options or other rights is the same stock as that on which the dividend is being paid or ranks pari passu with or junior to such stock).

(b)  The Company also covenants with each Holder of Securities (i) to hold, directly or indirectly, one hundred percent (100%) of the Common Securities of the Trust, provided , that any permitted successor of the Company hereunder may succeed to the Company’s ownership of such Common Securities, (ii) as holder of such Common Securities, not to voluntarily dissolve, wind-up or liquidate the Trust other than (A) in connection with a distribution of the Securities to the holders of the Preferred Securities in liquidation of the Trust or (B) in connection with certain mergers, consolidations or amalgamations permitted by the Trust Agreement and (iii) to use its reasonable commercial efforts, consistent with the terms and provisions of the Trust Agreement, to cause the Trust to continue to be taxable as a grantor trust and not as a corporation for United States Federal income tax purposes.

SECTION 10.7.   Waiver of Covenants .

The Company may omit in any particular instance to comply with any covenant or condition contained in Section 10.6 if, before or after the time for such compliance, the Holders of at least a majority in aggregate principal amount of the Outstanding Securities shall, by Act of such Holders, and at least a majority of the aggregate Liquidation Amount (as defined in the Trust Agreement) of the Preferred Securities then outstanding, by consent of such holders, either waive such compliance in such instance or generally waive compliance with such covenant or condition, but no such waiver shall extend to or affect such covenant or condition except to the extent so expressly waived, and, until such waiver shall become effective, the obligations of the Company in respect of any such covenant or condition shall remain in full force and effect.

SECTION 10.8.   Treatment of Securities .

The Company will treat the Securities as indebtedness, and the amounts payable in respect of the principal amount of such Securities as interest, for all U.S. federal income tax purposes.  All payments in respect of the Securities will be made free and clear of U.S. withholding tax to any beneficial owner thereof that has provided an Internal Revenue Service Form W-8BEN (or any substitute or successor form) establishing its non-U.S. status for U.S. federal income tax purposes.

ARTICLE XI

Redemption of Securities

SECTION 11.1.   Optional Redemption .

The Company may, at its option, on any Interest Payment Date, on or after September 30, 2008, redeem the Securities in whole at any time or in part from time to time, at a Redemption Price equal to one hundred percent (100%) of the principal amount thereof (or of the redeemed portion thereof, as applicable), together, in the case of any such redemption, with accrued interest, including any Additional Interest, to but excluding the date fixed for redemption; provided , that the Company shall have received the prior approval of the Federal Reserve with respect to such redemption if then required.

SECTION 11.2.   Special Event Redemption .

Upon the occurrence and during the continuation of a Special Event, the Company may, at its option, redeem the Securities, in whole but not in part, at a Redemption Price equal to one hundred percent (100%) of the principal amount thereof, together, in the case of any such redemption, with accrued interest, including any Additional Interest, to but excluding the date fixed for redemption; provided , that the Company shall have received the prior approval of the Federal Reserve with respect to such redemption if then required.

SECTION 11.3.   Election to Redeem; Notice to Trustee .

The election of the Company to redeem any Securities, in whole or in part, shall be evidenced by or pursuant to a Board Resolution.  In case of any redemption at the election of the Company, the Company shall, not less than forty five (45) days and not more than seventy five (75) days prior to the Redemption Date (unless a shorter notice shall be satisfactory to the Trustee), notify the Trustee and the Property Trustee under the Trust Agreement in writing of such date and of the principal amount of the Securities to be redeemed and provide the additional information required to be included in the notice or notices contemplated by Section 11.5 . In the case of any redemption of Securities, in whole or in part, (a) prior to the expiration of any restriction on such redemption provided in this Indenture or the Securities or (b) pursuant to an election of the Company which is subject to a condition specified in this Indenture or the Securities, the Company shall furnish the Trustee with an Officers’ Certificate and an Opinion of Counsel evidencing compliance with such restriction or condition.

SECTION 11.4.   Selection of Securities to be Redeemed .

(a)  If less than all the Securities are to be redeemed, the particular Securities to be redeemed shall be selected not more than sixty (60) days prior to the Redemption Date by the Trustee from the Outstanding Securities not previously called for redemption, by such method as the Trustee shall deem fair and appropriate and which may provide for the selection for redemption of a portion of the principal amount of any or each Security, provided , that the unredeemed portion of the principal amount of any Security shall be in an authorized denomination (which shall not be less than the minimum authorized denomination) for such Security.

(b)  The Trustee shall promptly notify the Company in writing of the Securities selected for redemption and, in the case of any Securities selected for partial redemption, the principal amount thereof to be redeemed. For all purposes of this Indenture, unless the context otherwise requires, all provisions relating to the redemption of Securities shall relate, in the case of any Security redeemed or to be redeemed only in part, to the portion of the principal amount of such Security that has been or is to be redeemed.

(c)  The provisions of paragraphs (a) and (b) of this Section 11.4 shall not apply with respect to any redemption affecting only a single Security, whether such Security is to be redeemed in whole or in part. In the case of any such redemption in part, the unredeemed portion of the principal amount of the Security shall be in an authorized denomination (which shall not be less than the minimum authorized denomination) for such Security.

SECTION 11.5.   Notice of Redemption .

(a)  Notice of redemption shall be given not later than the thirtieth (30th) day, and not earlier than the sixtieth (60th) day, prior to the Redemption Date to each Holder of Securities to be redeemed, in whole or in part, (unless a shorter notice shall be satisfactory to the Property Trustee under the related Trust Agreement).

(b)  With respect to Securities to be redeemed, in whole or in part, each notice of redemption shall state:

the Redemption Date;

the Redemption Price or, if the Redemption Price cannot be calculated prior to the time the notice is required to be sent, the estimate of the Redemption Price, as calculated by the Company, together with a statement that it is an estimate and that the actual Redemption Price will be calculated on the fifth Business Day prior to the Redemption Date (and if an estimate is provided, a further notice shall be sent of the actual Redemption Price on the date that such Redemption Price is calculated);

if less than all Outstanding Securities are to be redeemed, the identification (and, in the case of partial redemption, the respective principal amounts) of the particular Securities to be redeemed;

that on the Redemption Date, the Redemption Price will become due and payable upon each such Security or portion thereof, and that any interest (including any Additional Interest) on such Security or such portion, as the case may be, shall cease to accrue on and after said date; and

the place or places where such Securities are to be surrendered for payment of the Redemption Price.

(c)  Notice of redemption of Securities to be redeemed, in whole or in part, at the election of the Company shall be given by the Company or, at the Company’s request, by the Trustee in the name and at the expense of the Company and shall be irrevocable. The notice if mailed in the manner provided above shall be conclusively presumed to have been duly given, whether or not the Holder receives such notice. In any case, a failure to give such notice by mail or any defect in the notice to the Holder of any Security designated for redemption as a whole or in part shall not affect the validity of the proceedings for the redemption of any other Security.

SECTION 11.6.   Deposit of Redemption Price .

Prior to 10:00 a.m., New York City time, on the Redemption Date specified in the notice of redemption given as provided in Section 11.5 , the Company will deposit with the Trustee or with one or more Paying Agents (or if the Company is acting as its own Paying Agent, the Company will segregate and hold in trust as provided in Section 10.2 ) an amount of money sufficient to pay the Redemption Price of, and any accrued interest (including any Additional Interest) on, all the Securities (or portions thereof) that are to be redeemed on that date.

SECTION 11.7.   Payment of Securities Called for Redemption .

(a)  If any notice of redemption has been given as provided in Section 11.5 , the Securities or portion of Securities with respect to which such notice has been given shall become due and payable on the date and at the place or places stated in such notice at the applicable Redemption Price, together with accrued interest (including any Additional Interest) to the Redemption Date. On presentation and surrender of such Securities at a Place of Payment specified in such notice, the Securities or the specified portions thereof shall be paid and redeemed by the Company at the applicable Redemption Price, together with accrued interest (including any Additional Interest) to the Redemption Date.

(b)  Upon presentation of any Security redeemed in part only, the Company shall execute and the Trustee shall authenticate and deliver to the Holder thereof, at the expense of the Company, a new Security or Securities, of authorized denominations, in aggregate principal amount equal to the unredeemed portion of the Security so presented and having the same Original Issue Date, Stated Maturity and terms.

(c)  If any Security called for redemption shall not be so paid upon surrender thereof for redemption, the principal of and any premium on such Security shall, until paid, bear interest from the Redemption Date at the rate prescribed therefor in the Security.

ARTICLE XII

Subordination of Securities

SECTION 12.1.   Securities Subordinate to Senior Debt.

The Company covenants and agrees, and each Holder of a Security, by its acceptance thereof, likewise covenants and agrees, that, to the extent and in the manner hereinafter set forth in this Article XII , the payment of the principal of and any premium and interest (including any Additional Interest) on each and all of the Securities are hereby expressly made subordinate and subject in right of payment to the prior payment in full of all Senior Debt.

SECTION 12.2.   No Payment When Senior Debt in Default; Payment Over of Proceeds Upon Dissolution, Etc.

(a)  In the event and during the continuation of any default by the Company in the payment of any principal of or any premium or interest on any Senior Debt (following any grace period, if applicable) when the same becomes due and payable, whether at maturity or at a date fixed for prepayment or by declaration of acceleration or otherwise, then, upon written notice of such default to the Company by the holders of such Senior Debt or any trustee therefor, unless and until such default shall have been cured or waived or shall have ceased to exist, no direct or indirect payment (in cash, property, securities, by set-off or otherwise) shall be made or agreed to be made on account of the principal of or any premium or interest (including any Additional Interest) on any of the Securities, or in respect of any redemption, repayment, retirement, purchase or other acquisition of any of the Securities.

(b)  In the event of a bankruptcy, insolvency or other proceeding described in clause (d) or (e) of the definition of Event of Default (each such event, if any, herein sometimes referred to as a “ Proceeding ”), all Senior Debt (including any interest thereon accruing after the commencement of any such proceedings) shall first be paid in full before any payment or distribution, whether in cash, securities or other property, shall be made to any Holder of any of the Securities on account thereof. Any payment or distribution, whether in cash, securities or other property (other than securities of the Company or any other entity provided for by a plan of reorganization or readjustment the payment of which is subordinate, at least to the extent provided in these subordination provisions with respect to the indebtedness evidenced by the Securities, to the payment of all Senior Debt at the time outstanding and to any securities issued in respect thereof under any such plan of reorganization or readjustment), which would otherwise (but for these subordination provisions) be payable or deliverable in respect of the Securities shall be paid or delivered directly to the holders of Senior Debt in accordance with the priorities then existing among such holders until all Senior Debt  (including any interest thereon accruing after the commencement of any Proceeding) shall have been paid in full.

(c)  In the event of any Proceeding, after payment in full of all sums owing with respect to Senior Debt, the Holders of the Securities, together with the holders of any obligations of the Company ranking on a parity with the Securities, shall be entitled to be paid from the remaining assets of the Company the amounts at the time due and owing on account of unpaid principal of and any premium and interest (including any Additional Interest) on the Securities and such other obligations before any payment or other distribution, whether in cash, property or otherwise, shall be made on account of any capital stock or any obligations of the Company ranking junior to the Securities and such other obligations. If, notwithstanding the foregoing, any payment or distribution of any character or any security, whether in cash, securities or other property (other than securities of the Company or any other entity provided for by a plan of reorganization or readjustment the payment of which is subordinate, at least to the extent provided in these subordination provisions with respect to the indebtedness evidenced by the Securities, to the payment of all Senior Debt at the time outstanding and to any securities issued in respect thereof under any such plan of reorganization or readjustment) shall be received by the Trustee or any Holder in contravention of any of the terms hereof and before all Senior Debt shall have been paid in full, such payment or distribution or security shall be received in trust for the benefit of, and shall be paid over or delivered and transferred to, the holders of the Senior Debt at the time outstanding in accordance with the priorities then existing among such holders for application to the payment of all Senior Debt remaining unpaid, to the extent necessary to pay all such Senior Debt (including any interest thereon accruing after the commencement of any Proceeding) in full. In the event of the failure of the Trustee or any Holder to endorse or assign any such payment, distribution or security, each holder of Senior Debt is hereby irrevocably authorized to endorse or assign the same.

(d)  The Trustee and the Holders, at the expense of the Company, shall take such reasonable action  (including the delivery of this Indenture to an agent for any holders of Senior Debt or consent to the filing of a financing statement with respect hereto) as may, in the opinion of counsel designated by the holders of a majority in principal amount of the Senior Debt at the time outstanding, be necessary or appropriate to assure the effectiveness of the subordination effected by these provisions.

(e)  The provisions of this Section 12.2 shall not impair any rights, interests, remedies or powers of any secured creditor of the Company in respect of any security interest the creation of which is not prohibited by the provisions of this Indenture.

(f)  The securing of any obligations of the Company, otherwise ranking on a parity with the Securities or ranking junior to the Securities, shall not be deemed to prevent such obligations from constituting, respectively, obligations ranking on a parity with the Securities or ranking junior to the Securities.

SECTION 12.3.   Payment Permitted If No Default .

Nothing contained in this Article XII or elsewhere in this Indenture or in any of the Securities shall prevent (a) the Company, at any time, except during the pendency of the conditions described in paragraph (a) of Section 12.2 or of any Proceeding referred to in Section 12.2 , from making payments at any time of principal of and any premium or interest (including any Additional Interest) on the Securities or (b) the application by the Trustee of any moneys deposited with it hereunder to the payment of or on account of the principal of and any premium or interest (including any Additional Interest) on the Securities or the retention of such payment by the Holders, if, at the time of such application by the Trustee, it did not have knowledge (in accordance with Section 12.8 ) that such payment would have been prohibited by the provisions of this Article XII , except as provided in Section 12.8 .

SECTION 12.4.   Subrogation to Rights of Holders of Senior Debt .

Subject to the payment in full of all amounts due or to become due on all Senior Debt, or the provision for such payment in cash or cash equivalents or otherwise in a manner satisfactory to the holders of Senior Debt, the Holders of the Securities shall be subrogated to the extent of the payments or distributions made to the holders of such Senior Debt pursuant to the provisions of this Article XII (equally and ratably with the holders of all indebtedness of the Company that by its express terms is subordinated to Senior Debt of the Company to substantially the same extent as the Securities are subordinated to the Senior Debt and is entitled to like rights of subrogation by reason of any payments or distributions made to holders of such Senior Debt) to the rights of the holders of such Senior Debt to receive payments and distributions of cash, property and securities applicable to the Senior Debt until the principal of and any premium and interest (including any Additional Interest) on the Securities shall be paid in full. For purposes of such subrogation, no payments or distributions to the holders of the Senior Debt of any cash, property or securities to which the Holders of the Securities or the Trustee would be entitled except for the provisions of this Article XII , and no payments made pursuant to the provisions of this Article XII to the holders of Senior Debt by Holders of the Securities or the Trustee, shall, as among the Company, its creditors other than holders of Senior Debt, and the Holders of the Securities, be deemed to be a payment or distribution by the Company to or on account of the Senior Debt.

SECTION 12.5.   Provisions Solely to Define Relative Rights .

The provisions of this Article XII are and are intended solely for the purpose of defining the relative rights of the Holders of the Securities on the one hand and the holders of Senior Debt on the other hand. Nothing contained in this Article XII or elsewhere in this Indenture or in the Securities is intended to or shall (a) impair, as between the Company and the Holders of the Securities, the obligations of the Company, which are absolute and unconditional, to pay to the Holders of the Securities the principal of and any premium and interest (including any Additional Interest) on the Securities as and when the same shall become due and payable in accordance with their terms, (b) affect the relative rights against the Company of the Holders of the Securities and creditors of the Company other than their rights in relation to the holders of Senior Debt or (c) prevent the Trustee or the Holder of any Security (or to the extent expressly provided herein, the holder of any Preferred Security) from exercising all remedies otherwise permitted by applicable law upon default under this Indenture, including filing and voting claims in any Proceeding, subject to the rights, if any, under this Article XII of the holders of Senior Debt to receive cash, property and securities otherwise payable or deliverable to the Trustee or such Holder.

SECTION 12.6.   Trustee to Effectuate Subordination .

Each Holder of a Security by his or her acceptance thereof authorizes and directs the Trustee on his or her behalf to take such action as may be necessary or appropriate to acknowledge or effectuate the subordination provided in this Article XII and appoints the Trustee his or her attorney-in-fact for any and all such purposes.

SECTION 12.7.   No Waiver of Subordination Provisions .

(a)  No right of any present or future holder of any Senior Debt to enforce subordination as herein provided shall at any time in any way be prejudiced or impaired by any act or failure to act on the part of the Company or by any act or failure to act, in good faith, by any such holder, or by any noncompliance by the Company with the terms, provisions and covenants of this Indenture, regardless of any knowledge thereof that any such holder may have or be otherwise charged with.

(b)  Without in any way limiting the generality of paragraph (a) of this Section 12.7 , the holders of Senior Debt may, at any time and from to time, without the consent of or notice to the Trustee or the Holders of the Securities, without incurring responsibility to such Holders of the Securities and without impairing or releasing the subordination provided in this Article XII or the obligations hereunder of such Holders of the Securities to the holders of Senior Debt, do any one or more of the following: (i) change the manner, place or terms of payment or extend the time of payment of, or renew or alter, Senior Debt, or otherwise amend or supplement in any manner Senior Debt or any instrument evidencing the same or any agreement under which Senior Debt is outstanding, (ii) sell, exchange, release or otherwise deal with any property pledged, mortgaged or otherwise securing Senior Debt, (iii) release any Person liable in any manner for the payment of Senior Debt and (iv) exercise or refrain from exercising any rights against the Company and any other Person.

SECTION 12.8.   Notice to Trustee .

(a)  The Company shall give prompt written notice to a Responsible Officer of the Trustee of any fact known to the Company that would prohibit the making of any payment to or by the Trustee in respect of the Securities. Notwithstanding the provisions of this Article XII or any other provision of this Indenture, the Trustee shall not be charged with knowledge of the existence of any facts that would prohibit the making of any payment to or by the Trustee in respect of the Securities, unless and until a Responsible Officer of the Trustee shall have received written notice thereof from the Company or a holder of Senior Debt or from any trustee, agent or representative therefor; provided , that if the Trustee shall not have received the notice provided for in this Section 12.8 at least two Business Days prior to the date upon which by the terms hereof any monies may become payable for any purpose (including, the payment of the principal of and any premium on or interest (including any Additional Interest) on any Security), then, anything herein contained to the contrary notwithstanding, the Trustee shall have full power and authority to receive such monies and to apply the same to the purpose for which they were received and shall not be affected by any notice to the contrary that may be received by it within two Business Days prior to such date.

(b)  The Trustee shall be entitled to rely on the delivery to it of a written notice by a Person representing himself or herself to be a holder of Senior Debt (or a trustee, agent, representative or attorney-in-fact therefor) to establish that such notice has been given by a holder of Senior Debt (or a trustee, agent, representative or attorney-in-fact therefor). In the event that the Trustee determines in good faith that further evidence is required with respect to the right of any Person as a holder of Senior Debt to participate in any payment or distribution pursuant to this Article XII , the Trustee may request such Person to furnish evidence to the reasonable satisfaction of the Trustee as to the amount of Senior Debt held by such Person, the extent to which such Person is entitled to participate in such payment or distribution and any other facts pertinent to the rights of such Person under this Article XII , and if such evidence is not furnished, the Trustee may defer any payment to such Person pending judicial determination as to the right of such Person to receive such payment.

SECTION 12.9.   Reliance on Judicial Order or Certificate of Liquidating Agent .

Upon any payment or distribution of assets of the Company referred to in this Article XII , the Trustee and the Holders of the Securities shall be entitled to conclusively rely upon any order or decree entered by any court of competent jurisdiction in which such Proceeding is pending, or a certificate of the trustee in bankruptcy, receiver, liquidating trustee, custodian, assignee for the benefit of creditors, agent or other Person making such payment or distribution, delivered to the Trustee or to the Holders of Securities, for the purpose of ascertaining the Persons entitled to participate in such payment or distribution, the holders of the Senior Debt and other indebtedness of the Company, the amount thereof or payable thereon, the amount or amounts paid or distributed thereon and all other facts pertinent thereto or to this Article XII .

SECTION 12.10.   Trustee Not Fiduciary for Holders of Senior Debt .

The Trustee, in its capacity as trustee under this Indenture, shall not be deemed to owe any fiduciary duty to the holders of Senior Debt and shall not be liable to any such holders if it shall in good faith mistakenly pay over or distribute to Holders of Securities or to the Company or to any other Person cash, property or securities to which any holders of Senior Debt shall be entitled by virtue of this Article XII or otherwise.

SECTION 12.11.   Rights of Trustee as Holder of Senior Debt; Preservation of Trustee’s Rights .

The Trustee in its individual capacity shall be entitled to all the rights set forth in this Article XII with respect to any Senior Debt that may at any time be held by it, to the same extent as any other holder of Senior Debt, and nothing in this Indenture shall deprive the Trustee of any of its rights as such holder.

SECTION 12.12.   Article Applicable to Paying Agents .

If at any time any Paying Agent other than the Trustee shall have been appointed by the Company and be then acting hereunder, the term “ Trustee ” as used in this Article XII shall in such case (unless the context otherwise requires) be construed as extending to and including such Paying Agent within its meaning as fully for all intents and purposes as if such Paying Agent were named in this Article XII in addition to or in place of the Trustee; provided , that Sections 12.8 and 12.11 shall not apply to the Company or any Affiliate of the Company if the Company or such Affiliate acts as Paying Agent.

This instrument may be executed in any number of counterparts, each of which so executed shall be deemed to be an original, but all such counterparts shall together constitute but one and the same instrument.

* * * *

 IN WITNESS WHEREOF, the parties hereto have caused this Indenture to be duly executed as of the day and year first above written.

ST. JOSEPH CAPITAL CORPORATION

By:

Name:
Title:

THE BANK OF NEW YORK, not in its individual capacity, but solely as Trustee

By:

Name:
Title:

DETERMINATION OF LIBOR

With respect to the Securities, the London interbank offered rate (“ LIBOR ”) shall be determined by the Calculation Agent in accordance with the following provisions (in each case rounded to the nearest .000001%):

(1)

On the second LIBOR Business Day (as defined below) prior to an Interest Payment Date (except, with respect to the first interest payment period, on July 9, 2003) (each such day, a “ LIBOR Determination Date ”), LIBOR for any given security shall, for the following interest payment period, equal the rate, as obtained by the Calculation Agent from Bloomberg Financial Markets Commodities News, for three-month Eurodollar deposits that appears on Dow Jones Telerate Page 3750 (as defined in the International Swaps and Derivatives Association, Inc. 1991 Interest Rate and Currency Exchange Definitions), or such other page as may replace such Page 3750, as of 11:00 a.m. (London time) on such LIBOR Determination Date.

(2)

If, on any LIBOR Determination Date, such rate does not appear on Dow Jones Telerate Page 3750 or such other page as may replace such Page 3750, the Calculation Agent shall determine the arithmetic mean of the offered quotations of the Reference Banks (as defined below) to leading banks in the London interbank market for three-month Eurodollar deposits in an amount determined by the Calculation Agent by reference to requests for quotations as of approximately 11:00 a.m. (London time) on the LIBOR Determination Date made by the Calculation Agent to the Reference Banks.  If, on any LIBOR Determination Date, at least two of the Reference Banks provide such quotations, LIBOR shall equal such arithmetic mean of such quotations.  If, on any LIBOR Determination Date, only one or none of the Reference Banks provide such quotations, LIBOR shall be deemed to be the arithmetic mean of the offered quotations that leading banks in the City of New York selected by the Calculation Agent are quoting on the relevant LIBOR Determination Date for three-month Eurodollar deposits in an amount determined by the Calculation Agent by reference to the principal London offices of leading banks in the London interbank market; provided that, if the Calculation Agent is required but is unable to determine a rate in accordance with at least one of the procedures provided above, LIBOR shall be LIBOR as determined on the previous LIBOR Determination Date.

(3)

As used herein: “ Reference Banks ” means four major banks in the London interbank market selected by the Calculation Agent; and “ LIBOR Business Day ” means a day on which commercial banks are open for business (including dealings in foreign exchange and foreign currency deposits) in London.

Exhibit A

Officer’s Certificate

The undersigned, the [Chief Financial Officer] [Treasurer] [Executive Vice President] hereby certifies, pursuant to Section 7.3(b) of the Junior Subordinated Indenture, dated as of July 11, 2003, among St. Joseph Capital Corporation (the “Company”) and The Bank of New York, as trustee, that, as of [date], [20__], the Company had the following ratios and balances:

BANK HOLDING COMPANY

As of [Quarterly Financial Dates]

Tier 1 Risk Weighted Assets		%
Ratio of Double Leverage		%
Non-Performing Assets to Loans and OREO		%
Tangible Common Equity as a Percentage of Tangible Assets		%
Ratio of Reserves to Non-Performing Loans		%
Ratio of Net Charge-Offs to Loans		%
Return on Average Assets (annualized)%
Net Interest Margin (annualized)%
Efficiency Ratio		%
Ratio of Loans to Assets		%
Ratio of Loans to Deposits		%
Double Leverage (exclude trust preferred as equity)%
Total Assets	$
Year to Date Income	$

* A table describing the quarterly report calculation procedures is provided on page __

[ FOR FISCAL YEAR END : Attached hereto are the audited consolidated financial statements (including the balance sheet, income statement and statement of cash flows, and notes thereto, together with the report of the independent accountants thereon) of the Company and its consolidated subsidiaries for the three years ended _______, 20___.]

[ FOR FISCAL QUARTER END : Attached hereto are the unaudited consolidated and consolidating financial statements (including the balance sheet and income statement) of the Company and its consolidated subsidiaries for the fiscal quarter] ended [date], 20__.

The financial statements fairly present in all material respects, in accordance with U.S. generally accepted accounting principles (“GAAP”), the financial position of the Company and its consolidated subsidiaries, and the results of operations and changes in financial condition as of the date, and for the [___ quarter interim] [annual] period ended [date], 20__, and such financial statements have been prepared in accordance with GAAP consistently applied throughout the period involved (expect as otherwise noted therein).

IN WITNESS WHEREOF, the undersigned has executed this Officer’s Certificate as of this _____ day of _____________, 20__

_________________________________

Name:

Title:

St. Joseph Capital Corporation
3820 Edison Lakes Parkway
Mishawaka, Indiana 46545
(574) 273-9700

Exhibit A

Financial Definitions

Report Item	Corresponding FRY-9C or LP Line Items with Line Item corresponding Schedules	Description of Calculation
Tier 1 Risk Weighted Assets	BHCK7206 Schedule HC-R	Tier 1 Risk Ratio: Core Capital (Tier 1)/ Risk-Adjusted Assets
Ratio of Double Leverage	(BHCP0365)/(BCHCP3210) Schedule PC in the LP

Total equity investments in subsidiaries divided by the total equity capital. This field is calculated at the parent company level. “Subsidiaries” include bank, bank holding company, and non-bank subsidiaries.

Non-Performing Assets to Loans and OREO	(BHCK5525-BHCK3506+BHCK5526-BHCK3507+BHCK2744)/(BHCK2122+BHCK2744) Schedules HC-C, HC-M & HC-N	Total Nonperforming Assets (NPLs+Foreclosed Real Estate+Other Nonaccrual & Repossessed Assets)/Total Loans+Foreclosed Real Estate
Tangible Common Equity as a Percentage of Tangible Assets	(BHDM3210-BHCK3163)/(BHCK2170-BHCK3163) Schedule HC	(Equity Capital – Goodwill)/(Total Assets – Goodwill)
Ratio of Reserves to Non-Performing Loans	(BHCK3123+BHCK3128)/(BHCK5525-BHCK3506+BHCK5526-BHCK3507) Schedules HC & HC-N & HC-R	Total Loan Loss and Allocated Transfer Risk Reserves/ Total Nonperforming Loans (Nonaccrual + Restructured)
Ratio of Net Charge-Offs to Loans	(BHCK4635-BHCK4605)/(BHCK3516) Schedules HC-B & HC-K	Net charge offs for the period as a percentage of average loans.
Return on Average Assets (annualized)	(BHCK4340/BHCK3368) Schedules HI & HC-K	Net Income as a percentage of Assets.
Net Interest Margin (annualized)	(BHCK4519)/(BHCK3515+BHCK3365+BHCK3516+BHCK3401+BHCKB985) Schedules HI Memorandum and HC-K	(Net Interest Income Fully Taxable Equivalent, if available/Average Earning Assets)
Efficiency Ratio	(BHCK4093)/(BHCK4519+BHCK4079) Schedule HI	(Non-interest Expense)/(Net Interest Income Fully Taxable Equivalent, if available, plus Non-interest Income)
Ratio of Loans to Assets	(BHCKB528+BHCK5369)/(BHCK2170) Schedule HC	Total Loans & Leases (Net of Unearned Income & Gross of Reserve)/Total Assets
Ratio of Loans to Deposits	(BHCKB528+BHCK5369)/(BHDM6631+BHDM6636+BHFN6631+BHFN6636) Schedule HC	Total Loans & Leases (Net of Unearned Income & Gross of Reserve)/Total Deposits (Includes Domestic and Foreign Deposits)
Total Assets	(BHCK2170) Schedule HC

The sum of total assets. Includes cash and balances due from depository institutions; securities; federal funds sold and securities purchased under agreements to resell; loans and lease financing receivables; trading assets; premises and fixed assets; other real estate owned; investments in unconsolidated subsidiaries and associated companies; customer’s liability on acceptances outstanding; intangible assets; and other assets.

Net Income	(BHCK4300) Schedule HI	The sum of income (loss)before extraordinary items and other adjustments and extraordinary items; and other adjustments, net of income taxes.

Exhibit A