Form 10-Q
period 2006-06-30
ST JOSEPH CAPITAL CORP
filed 2006-08-03
CIK 1015856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2006

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

Yes

No

X

There were 1,780,231 shares of the Registrant’s common stock, $0.01 par value per share, outstanding as of August 3, 2006.

#

TABLE OF CONTENTS

Page

Number

PART I – FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets,

June 30, 2006 (Unaudited) and December 31, 2005

3

Condensed Consolidated Statements of Income,

Three Months Ended June 30, 2006 and 2005 (Unaudited)

Six Months Ended June 30, 2006 and 2005 (Unaudited)

4

Condensed Consolidated Statements of Cash Flows,

Six Months Ended June 30, 2006 and 2005 (Unaudited)

5

Notes to the Consolidated Financial Statements

6

Item 2.    Management’s Discussion and Analysis of Financial Condition

and Results of Operations

7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

19

Item 4.    Controls and Procedures

19

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

20

Item 1A. Risk Factors

20

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3.    Defaults Upon Senior Securities

20

Item 4.    Submission of Matters to a Vote of Security Holders

21

Item 5.    Other Information

21

Item 6.    Exhibits

21

Signatures

22

#

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

(Unaudited)

June 30,

December 31,

2006

2005

ASSETS

Cash and due from banks

$

17,893

$

41,304

Interest-earning deposits in other financial institutions

622

523

Federal funds sold

25,900

-

Total cash and cash equivalents

44,415

41,827

Securities available for sale

78,703

83,554

Federal Home Loan Bank (FHLB) stock, at cost

3,250

3,152

Loans, net of allowance of $3,578 and $3,578

345,822

335,127

Accrued interest receivable

2,556

2,511

Premises and equipment, net

3,217

3,260

Cash surrender value of life insurance

8,608

8,435

Other assets

4,335

3,262

Total assets

$

490,906

$

481,128

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities

Deposits

Noninterest-bearing

$

40,184

$

59,865

Interest-bearing

336,067

283,533

Total deposits

376,251

343,398

Federal funds purchased

-

28,600

Securities sold under agreements to repurchase

10,992

8,650

FHLB advances

63,000

60,200

Accrued interest payable

806

386

Subordinated debentures

8,000

8,000

Other liabilities

2,417

2,953

Total liabilities

461,466

452,187

Shareholders’ equity

Common stock, $0.01 par value, 2,500,000 shares

authorized; 1,780,231 and 1,751,261 shares issued and

1,791,736 and 1,751,261 outstanding at June 30, 2006

and December 31, 2005

18

18

Additional paid-in capital

20,430

19,814

Treasury stock, at cost; 2,700 and 0 shares at June 30, 2006 and December 31, 2005

(80)

-

Retained earnings

10,917

10,037

Accumulated other comprehensive loss

(1,845)

(928)

Total shareholders’ equity

29,440

28,941

Total liabilities and shareholders’ equity

$

490,906

$

481,128

See accompanying notes to the condensed consolidated financial statements.

#

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

Three Months Ended June 30,

Six Months Ended June 30,

2006

2005

2006

2005

Interest income

Loans, including fees

$

5,714

$

4,217

$

11,060

$

8,110

Securities available for sale - taxable

610

745

1,226

1,312

Securities available for sale - tax exempt

173

196

352

343

FHLB stock

40

34

81

66

Federal funds sold

41

5

53

18

Other interest earning assets

19

13

26

134

Total interest income

6,597

5,210

12,798

9,983

Interest expense

Deposits

3,406

1,979

6,353

3,656

Federal funds purchased

30

83

237

90

Securities sold under agreements to repurchase

30

11

49

22

Subordinated debentures

138

126

277

182

FHLB advances

787

483

1,305

962

Total interest expense

4,391

2,682

8,221

4,912

Net interest income

2,206

2,528

4,577

5,071

Provision for loan losses

-

-

-

-

Net interest income after provision for loan losses

2,206

2,528

4,577

5,071

Noninterest income

Service charges on deposit accounts

102

121

192

223

Gain on sales of securities available

  for sale, net

-

11

4

11

Gain on sales of mortgage loans

18

-

22

-

Earnings on life insurance

89

89

173

180

Other income

73

28

137

81

Total noninterest income

282

249

528

495

Noninterest expense

Salaries and employee benefits

1,353

1,194

2,644

2,345

Occupancy and equipment

133

132

275

246

Fraud loss

(125)

-

52

-

Other expense

391

437

748

840

Total noninterest expense

1,752

1,763

3,719

3,431

Income before income taxes

736

1,014

1,386

2,135

Income tax expense

154

199

293

524

Net income

$

582

$

815

$

1,093

$

1,611

Basic income per common share

$

.33

$

.47

$

.62

$

.93

Diluted income per common share

$

.31

$

.43

$

.59

$

.86

Dividends per common share

$

.06

$

.05

$

.12

$

.10

Basic weighted average common shares outstanding

1,768,291

1,741,803

1,763,308

1,740,102

Diluted weighted average common shares outstanding

1,856,690

1,875,958

1,856,553

1,867,424

See accompanying notes to the condensed consolidated financial statements.

#

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

Six Months Ended June 30,

2006

2005

Cash flows from operating activities

Net income

$

1,093

$

1,611

Adjustments to reconcile net income to net cash

  from operating activities

Depreciation

127

97

Provision for loan loss

-

-

Net amortization on securities available for sale

51

89

Gain on sales of securities available for sale, net

(4)

(11)

Stock option expense

110

70

Increase in cash surrender value of life insurance

(173)

(180)

Net change in:

Accrued interest receivable

(45)

(618)

Other assets

(464)

 (854)

Accrued interest payable

420

956

Other liabilities

(536)

(88)

Net cash from operating activities

579

1,072

Cash flows from investing activities

Purchase of securities available for sale

-

(43,942)

Proceeds from sales of securities available for sale

46

2,575

Proceeds from maturities and calls of securities available for sale

3,232

3,835

Purchase of FHLB stock

(98)

(65)

Net change in loans receivable

(10,695)

(26,751)

Purchase of premises and equipment, net

(84)

(891)

Net cash from investing activities

(7,599)

(65,239)

Cash flows from financing activities

Net change in deposits

32,853

18,707

Net change in securities sold under agreements to repurchase

2,342

(2,478)

Federal funds purchased

(28,600)

24,200

Proceeds from FHLB advances

148,000

-

Repayment of FHLB advances

(145,200)

-

Cash dividends paid

(213)

(174)

Proceeds from subordinated debentures

-

5,000

Net treasury stock purchased

(80)

-

Net effect of stock options exercised

506

129

   Net cash from financing activities

9,608

45,384

Net change in cash and cash equivalents

2,588

(18,783)

Cash and cash equivalents at beginning of period

41,827

45,332

Cash and cash equivalents at end of period

$

44,415

$

26,549

Supplemental disclosures of cash flow information

Cash paid during the period for

Interest

$

7,801

$

4,743

Income taxes

$

257

$

425

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

Three Months Ended June 30,

Six Months Ended June 30,

2006

2005

2006

2005

Basic

1,768,291

1,741,803

1,763,308

1,740,102

Effect of stock options

88,399

134,155

93,245

127,322

Diluted

1,856,690

1,875,958

1,856,553

1,867,424

Net income (in thousands)

$

582

$

815

$

1,093

$

1,611

Basic income per common share

$

.33

$

.47

$

.62

$

.93

Diluted income per common share

$

.31

$

.43

$

.59

$

.86

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

OVERVIEW

The Company was formed in February 1996 for the purpose of organizing the Bank.  The Company opened the Bank for business in February 1997 with $10.0 million in assets and has grown to approximately $490.9 million in assets as of June 30, 2006. In the years ending 2005 and 2004, the Company experienced significant growth as assets increased $192.8 million over the two years. This growth was partially due to the expansion of the institutional business banking line in conjunction with a strategic decision by management and the board of directors to grow the asset size of the Bank to help manage the increasing cost of operating in a highly regulated industry and being a public company.  Management anticipates that, as a result of a modestly growing economy in the Michiana area and the increased asset size of the Company, the growth in assets may continue but likely at a slower annual percentage rate than experienced historically.  However, management does expect that the Company’s assets will grow by taking additional market share, expanding into new markets, and expanding existing business lines.

The Company continues to focus on the goals that were established at its inception.  These goals include offering a distinct approach to serving its clients using an operating philosophy that emphasizes integrity in dealing with others, an extraordinary execution of service, and innovation, with technology-driven delivery of products.  This approach, along with management’s strong ties to the Indiana and Michigan communities it serves, has been the foundation of its success in building client relationships and maintaining controlled growth.  This focus allows the Bank to operate in an effective and efficient manner providing exceptional client service yet permitting the Bank to be competitive in the marketplace.

Since its inception, the Bank has focused on maintaining superior asset quality.  This is evident as the Bank has not yet experienced a single loan charge-off, which in turn allows for more efficient use of the Company’s resources, including time, dollars, and energy.  As a general rule, the most credit worthy borrowers, of which we market and aggressively compete for, are able to negotiate very favorable pricing terms.  Additionally, for strategic reasons, the Bank has historically retained substantially all of its residential mortgage loans, which are generally less risky than other types of loans.  Therefore, the interest rates on residential mortgages are less than other types of term loans.  Not only have these two factors contributed to the superior asset quality record achieved by the Bank but also have contributed to a lower net interest margin.

Partially offsetting the lower net interest margin is the Company’s low overhead ratio (non-interest expense divided by average assets).  As another important aspect of the Company’s operating philosophy, the Company’s goal is to continue to grow at a rate that results in fixed non-interest expense being a smaller percentage of total assets, which should lead to an improvement in the ROAA and ROAE.  Non-interest expense as a percentage of average assets was 1.62% (which includes the fraud loss occurrence) for the six months ending June 30, 2006, and 1.59% and 1.93% for the years ending 2005 and 2004.  Management believes that the non-interest expense as a percentage of average assets at June 30, 2006 is among the lowest of any bank in the country.

In response to clients’ needs and a flat yield curve, starting in 2006 the Company began offering saleable, servicing released residential mortgage products that it can sell in the secondary market in addition to the existing mortgage products to provide clients longer term fixed rate products.  Management does not expect these new salable products to have a significant impact on the Company’s loan growth but should produce some additional non-interest income from the gains received on the sales of these loans.

On February 17, 2006, the Company discovered that a related series of unauthorized international wire transfers by a third party using one of the Bank’s client accounts had been fraudulently perpetrated against the Bank.  The amount of the fraudulent wire transfer activity was approximately $175,000.  An additional $2,000 of legal expense was incurred for a total of $177,000 of fraud expense recorded in the first quarter of 2006.  The Company was insured against these types of illegal activities.  On March 15, 2006, the Company filed an insurance claim and on June 16, 2006 announced the receipt of approximately $125,000 from its insurance company.  The $125,000 was recorded as a fraud loss recovery in the second quarter of 2006, therefore, the Company’s net expense from this event was primarily the $50,000 insurance deductible.  Management believes that the Bank had control procedures in place to prevent these types of occurrences; nonetheless, sophisticated perpetrators can occasionally steal identities, which from time-to-time can result in a loss.  In June 2006, just days before the insurance company paid the insurance claim, the Company was notified that one of the foreign banks used by the perpetrators was still holding $35,000 from February when they were informed of the wire fraud.  The Company was able to work with the foreign bank and retrieve these funds, which reduced the total wire fraud loss from $175,000 to $140,000 and reduced the insurance company’s net payment from $125,000 to $90,000.

On March 23, 2006, the board of directors of the Company authorized a stock repurchase program for up to 50,000 of its shares that could be repurchased between March 23, 2006 and March 31, 2008.  Management anticipates that any repurchased shares will be held as treasury shares on the Company financial statements and will be available to the Company for its use in issuing common stock for the Company’s stock incentive plans.  At June 30, 2006, a total of 8,100 treasury shares, at an average price of $29.85, had been repurchased since the inception of the plan.  5,400 treasury shares were issued for the exercise of employee stock options leaving a net balance of treasury shares at June 30, 2006 totaling 2,700 with a carrying value of approximately $80,000.

The following discussion provides additional information regarding the Company’s financial condition at June 30, 2006 and December 31, 2005 and operations for the three months and six months ended June 30, 2006 and 2005.  The objective of this financial review is to enhance the reader’s understanding of our operating results and financial condition and should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes thereto and other information in the Company’s 2005 Annual Report on Form 10-K for the year ended December 31, 2005.

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

The Company has not substantively changed its overall approach in the determination of the allowance for loan losses.  As the Company has matured and economic conditions have changed, the Company has made only minor changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the June 30, 2006 allowance for loan and lease losses.  The Bank has not experienced any charge-offs from loans receivable since inception.  The Company experienced its first non-accrual and impaired loan at June 30, 2006.  This loan is part of a pool of purchased loans that are secured by insurance contracts.  The balance of the impaired loan at June 30, 2006, was approximately $83,000.  However, due to the nature of the loan, no portion of the allowance for loan losses was allocated to the impaired loan balance.

Based on the policy discussed above and further discussion found in the provision for loan losses analysis in the Results of Operations section of this document, management believes that the allowance of $3.6 million was adequate to absorb estimated loan losses associated with the loan portfolio at June 30, 2006.  However, there can be no assurance that future losses will not exceed the estimated amounts or that the Company will not be required to make additional provision for losses in the future.

FINANCIAL CONDITION

During the first six-month period of 2006, the Company’s total assets increased from $481.1 million on December 31, 2005 to $490.9 million on June 30, 2006.  This was a $9.8 million increase in total assets, or 2.0%, during the first six months of 2006.  The increase in total assets was primarily due to a $10.7 million increase in gross loans.  Total assets of the Company were impacted both at December 31, 2005 and June 30, 2006 from deposits received from the Company’s municipal and institutional clients on the last business days of these periods, which were then used to reduce the Company’s short-term liabilities shortly after the beginning of the next periods resulting in the reduction of total assets.  Average assets for the twelve months ending December 31, 2005 was $430.1 million compared to average total assets of $456.8 million and $463.6 million for the six and three months ending June 30, 2006.

Cash and cash equivalents increased by $2.6 million, from $41.8 million at December 31, 2005 to $44.4 million at June 30, 2006.  A portion of the balances being held at both of these period ends was used to reduce the Company’s short-term liabilities shortly after the beginning of each period.  The average balance of cash and cash equivalents for the three and six months ended June 30, 2006 was $19.4 million and $17.6 million and represents more normal levels of cash and cash equivalents held by the Company during the periods.

The balance of interest-earning deposits in other financial institutions and federal funds sold was $26.5 million at June 30, 2006 compared to $523,000 at December 31, 2005.  This increase at June 30, 2006 was primarily the result of managing the Company’s cash at the close of the last day of the quarter.  Typically, when the Company is in a short-term borrowing position, all excess funds are utilized to reduce those borrowings.  However, on certain days, due to the timing of when funds are received and when liabilities are due it is necessary to purchase federal funds at the end of a day so the funds earn interest.  At June 30, 2006, the balance of federal funds sold of $26.6 million was used at the beginning of the following month to reduce the Company’s short-term liabilities.

Securities available for sale decreased from $83.6 million at December 31, 2005 to $78.7 million at June 30, 2006.  This decrease of $4.9 million was primarily the result of maturities and principal pay downs on individual investment securities in the portfolio combined with approximately $1.5 million of additional unrealized market value loss in the portfolio due to the interest rate environment since December 31, 2005.

The Company’s loan portfolio increased $10.7 million during the first six months of 2006 with little change in the mix of the Company’s loan types since December 31, 2005.  The loan growth during the quarter was attributable to adding new loan relationships, the expansion of borrowing relations from existing clients, and from the purchase of loan participations.  During the first six months of 2006, the Company had greater than expected run-off and pay-offs of approximately $21.6 million.  This reduction on existing loans was partially the result of client business cycles generating excess cash flow that was used to reduce loan balances, purchased participation loans being called from lead banks, and other refinancing opportunities.  However, the Company generated approximately $32.3 million in gross loan volume in the first six months of 2006.  This activity is compared to approximately $42.8 million in gross loan volume and approximately $16.1 million of pay downs during the same period in 2005.  Although, independent from loan balances, the deposit accounts related to the Bank’s new and existing commercial lending business generate a significant amount of local deposits and are an important funding source for the Company.

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

The quality of the loan portfolio remains strong.  The Company has not experienced any charge-offs since inception.  Management believes they have instilled a very strong credit culture within the lending department as it pertains to the underwriting and administration processes and no change in the culture is expected as the loan portfolio grows.  Over 91.0% of the loan portfolio consists of loans extended to companies and individuals with whom the Company has long-established relationships.  The remaining portion is comprised of participations in commercial loans with non-affiliated commercial banks outside of the immediate area, which are underwritten using the same loan underwriting criteria as though the Bank was the originating bank.

The economy in the Company’s market area has had a steady but modest increase over the last couple of years, a trend that has continued during the first six months of 2006.  During this period, the Company has grown while at the same time experiencing no significant change in asset quality.  However, borrowers may experience repayment difficulties, and the level of non-performing loans, charge-offs, and delinquencies could rise and require an increase in the provision for loan losses.

Deposits increased $32.9 million during the six-month period ended June 30, 2006 with $376.3 million in deposits compared to $343.4 million at December 31, 2005.  Interest-bearing deposits increased $52.5 million primarily due to non-interest bearing deposits decreasing $19.7 million and a portion of these deposits moving to interest bearing deposits along with an increase of $34.3 million of certificates of deposit from customers outside of the market area.  On December 31, 2005, deposits of approximately $30.0 million were made at the end of the day and therefore classified as non-interest bearing.  On the first business day of 2006, the funds became interest-bearing when collected.  Average deposits for the twelve months ending December 31, 2005 was $334.1 million compared to average total deposits of $345.8 million and $348.2 million for the six and  three months ending June 30, 2006.  The Company expects to continue to see growth in deposits during the remainder of 2006 and to retain a significant portion of the deposits that existed at June 30, 2006.

The Company’s municipal business line provides a significant percentage of the Company’s deposit funding and also contributes to the fluctuation in the Company’s short-term funding balances as the municipal account balances increase and decrease.  At June 30, 2006, $152.1 million or 40.4% of the $376.3 million of deposits were from the Company’s municipal business line.  The typical funding pattern by which the municipalities operate is dependent on the collection of property tax dollars by the local governments.  Most of the property taxes are collected in May and November by the local governments, and the funding to municipalities is provided in June and December.  As the funds are used by the municipalities, their account balances decrease until the next funding date.  As these municipal balances fluctuate, the Company uses similar cost short-term funding sources to manage the funding needs.

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

To date, the Bank has been successful in attracting and retaining client relationships, which have provided a significant portion of the funding needed to grow the loan portfolio and increase the investment portfolio.  Management has accepted $74.9 million in brokered certificates of deposit as of June 30, 2006 compared to $40.6 million at December 31, 2005.  Management utilizes this funding source to assist in the overall asset/liability management of the Bank.  These certificates of deposit are used for short- and long-term funding to assist the Bank in funding short-term funding needs and term loans and as a means to manage the Company’s overall interest rate risk.

Federal funds purchased decreased $28.6 million during the six-month period ended June 30, 2006 from $28.6 million at December 31, 2005 to zero.  Federal funds purchased are used as temporary funding sources by the Bank to meet short-term liquidity needs.  The Bank has over $48.5 million in federal funds lines established at correspondent banks.  At times, there will be differences between asset growth and the funding that supports this growth.  The use of federal funds purchased provides short-term funding for these differences when funding is needed, as was the case at December 31, 2005.

Federal Home Loan Bank of Indianapolis (FHLB) advances increased $2.8 million from $60.2 million as of December 31, 2005 to $63.0 million at June 30, 2006.  Management uses FHLB advances primarily to assist in the overall asset and liability management of the Bank and for general liquidity purposes.  FHLB advances can be utilized for both long and short-term asset/liability management.  At June 30, 2006, $28.0 million of the Company’s FHLB advances were long-term with a remaining average life of 2.5 years and $35.0 million were short-term with a remaining average life of one month.  As of June 30, 2006, the Company held $3.3 million of FHLB stock.

Securities sold under agreement to repurchase increased by $2.3 million during the six month period ended June 30, 2006. As part of the Company’s sweep accounts, collected funds from business clients’ noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements.  Although not considered a deposit account and therefore not FDIC insured, the repurchase agreements from local corporate clients have historically been a very stable source of funding for the Bank.

RESULTS OF OPERATIONS

Overview .  Consolidated net income for the three month period ended June 30, 2006, was $582,000 as compared to $815,000 for the same period in 2005, a decrease of $233,000 or 28.6%.  Income per common share for the first three months of 2006 was $.33 basic and $.31 fully diluted, compared to $.47 basic and $.43 fully diluted income per common share for the same period in 2005.  The decrease in net income in the second quarter of 2006 compared to the same period in the prior year was primarily due to a decrease in net interest income after provision for loan losses of $322,000 and an increase in non-interest expense of $114,000 offset by an increase of $33,000 in non-interest income, a one-time recovery from the insurance payment of a wire fraud loss of $125,000, and a decrease in tax expense of $45,000.

Consolidated net income for the six month period ended June 30, 2006, was $1.1 million as compared to $1.6 million for the same period in 2005, a decrease of $518,000 or 32.2%.  Income per common share for the first six months of 2006 was $.62 basic and $.59 fully-diluted, compared to $.93 basic and $.86 fully-diluted income per common share for the same period in 2005.  The decrease in net income in the first six months of 2006 compared to the same period in the prior year was primarily due to a decrease in net interest income after provision for loan losses of $494,000, an increase in non-interest expense of $236,000, and a one-time charge for a wire fraud loss of $52,000, partially offset by an increase in non-interest income of $33,000 and a decrease in tax expense of $231,000.

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

Net interest income during the second quarter of 2006 was $2.2 million, a decrease of $322,000 or 12.7% over the $2.5 million earned during the same period in 2005.  Yields on the Company’s interest-earning assets increased by 77 basis points to 6.17% for the quarter ended June 30, 2006, from 5.40% for the quarter ended June 30, 2005.  This increase was primarily the result of higher interest rates on existing and new interest-earning assets compared to the same period a year ago.  Rates paid on interest-bearing liabilities increased by 143 basis points during the same period.  Due to the more significant increase for the rates paid on the Company’s interest-bearing liabilities compared to the increase on the yield received from the Company’s interest-earning assets, the net interest margin declined 55 basis points from 2.69% for the three month period ending June 30, 2005, compared to 2.14% for the same period ending June 30, 2006.

Net interest income during the six months of 2006 was $4.6 million, a decrease of $494,000 or 9.7% over the $5.1 million earned during the same period in 2005.  Yields on the Company’s interest-earning assets increased by 84 basis points to 6.10% for the six months ended June 30, 2006, from 5.26% for the six months ended June 30, 2005.  This increase was primarily the result of higher interest rates on existing and new interest-earning assets compared to the same period a year ago.  Rates paid on interest-bearing liabilities increased by 143 basis points during the same period.  Due to the more significant increase for the rates paid on the Company’s interest-bearing liabilities compared to the increase on the yield received from the Company’s interest-earning assets, the net interest margin declined 48 basis points from 2.73% for the six month period ending June 30, 2005, compared to 2.25% for the same period ending June 30, 2006.

The increased volume in interest-earning assets can generate more net interest income during a period despite a decreasing margin, as long as the volume variance is greater than the negative rate variance; however, the increased volume during the first six months of 2006 was not adequate to generate enough additional net interest income to offset the rate at which the cost of liabilities increased.

Since the middle of 2004, the Federal Reserve has increased short-term rates 425 basis points.  Of the increases in the short-term interest rates experienced since the Federal Reserve began its program of rate increases, 100 basis points occurred during the first six months of 2006.  This increase in short-term rates during the first half of 2006 combined with little movement in intermediate and longer-term rates has produced a flat yield curve.  This has affected the cost of the Company’s interest-bearing liabilities more significantly than the yields available on the Company’s interest-earning assets.  This, along with the Company having more interest-bearing liabilities with short-term repricing than interest-earning assets, has resulted in a compression of the net interest margin.  The rates paid to a significant portion of the Company’s municipal accounts are indexed to the short-term rates and adjust daily which has also contributed to the higher interest expense.

Management believes that the current level of interest rates is significantly driven by external factors and that the net interest margin could continue to compress if a flat yield curve continues and short-term interest rates continue to increase.  Currently, management does not expect that short-term rates will continue to increase significantly and believes there is a possibility, based on what some experts are predicting, that short-term interest rates may stabilize during the second half of 2006.  However, as the Company grows, the additional leveraging of capital increases the percentage of interest-bearing liabilities used to fund the asset growth and can also contribute to lowering the net interest margin.  Regardless of whether long-term interest rates continue to increase at a slow pace or short-term rates continue to increase, net interest income can be increased by growth in interest-earning assets and interest-bearing liabilities. The Company will continue its effort to optimize its asset mix, and thereby seek to help neutralize the net interest margin impact associated with a changing rate environment and continue to add volume to the balance sheet to help manage the net interest income.  If short-term interest rates do stabilize or would begin to decrease or the yield curve begins to generate more historic interest rate spreads, net interest income can be increased by not only the mix and growth in interest-earning assets, but by an expected increase in the net interest margin based on the structure of the Company’s interest-bearing liabilities in these scenarios. Management believes that the yield curve should return to a more normal shape over time and that a positive upward slope in the curve should produce higher margins.

#

The following are the average balance sheets for the six months ending June 30:

2006

2005

Average

Average

Average

Average

Balance

Interest

Rate

Balance

Interest

Rate

(Dollars in thousands)

ASSETS

Interest-earning assets

Federal funds sold

$

2,295

$

53

4.61%

$

1,451

$

18

2.45%

Interest-earning deposits in other

  financial institutions

1,048

26

5.04

10,488

134

2.59

Securities available for sale (1)

80,855

1,814

4.52

87,015

1,884

4.37

FHLB stock

3,199

81

5.12

3,128

66

4.24

Loans receivable (2)

343,337

11,059

6.50

289,112

8,110

5.66

Total interest-earning assets (1)

430,734

13,033

6.10%

391,194

10,212

5.26%

Noninterest-earning assets

Cash and due from banks

14,211

14,555

Allowance for loan losses

(3,578)

(3,578)

Premises and equipment, net

2,891

3,056

Accrued interest receivable and

  other assets

12,568

11,715

$

456,826

$

416,942

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities

Savings, NOW and money

markets

$

204,230

$

4,137

4.08%

$

198,713

$

2,349

2.38%

Certificates of deposit

105,313

2,216

4.24

90,644

1,307

2.91

Federal funds purchased

9,688

237

4.93

5,567

90

3.25

Securities sold under agreements

  to repurchase

8,510

49

1.17

8,286

22

0.54

Subordinated debentures

8,000

277

6.99

5,818

182

6.30

FHLB advances

53,927

1,304

4.88

41,740

962

4.65

Total interest-bearing liabilities

389,668

8,220

4.25%

350,768

4,912

2.82%

Noninterest-bearing liabilities

Demand deposits

36,244

36,672

Accrued interest payable and

  other liabilities

2,487

2,530

Shareholders' equity

28,427

26,972

$

456,826

$

416,942

Net interest income/spread

$

4,813

1.85%

$

5,300

2.44%

Net interest income as a percent

  of average interest earning assets (1)

2.25%

2.73%

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

ASSETS

Interest-earning assets

Federal funds sold

$

3,401

$

41

4.79%

$

666

$

5

2.75%

Interest-earning deposits in other

  financial institutions

1,656

19

4.70

1,896

13

2.88

Securities available for sale (1)

79,878

899

4.51

97,814

1,072

4.40

FHLB stock

3,246

40

4.99

3,145

34

4.25

Loans receivable (2)

347,900

5,713

6.59

293,490

4,217

5.76

Total interest-earning assets (1)

436,081

6,712

6.17%

397,011

5,341

5.40%

Noninterest-earning assets

Cash and due from banks

14,364

14,944

Allowance for loan losses

(3,578)

(3,578)

Premises and equipment, net

2,886

3,139

Accrued interest receivable and

  other assets

13,803

11,665

$

463,556

$

423,181

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities

Savings, NOW and money

markets

$

192,415

$

2,041

4.25%

$

201,565

$

1,311

2.61%

Certificates of deposit

120,719

1,364

4.53

87,095

668

3.08

Federal funds purchased

2,342

30

5.18

10,023

83

3.29

Securities sold under agreements

  to repurchase

9,205

31

1.34

7,378

11

0.58

Subordinated debentures

8,000

138

6.94

8,000

126

6.29

FHLB advances

63,484

786

4.97

41,740

483

4.65

Total interest-bearing liabilities

396,165

4,390

4.45%

355,801

2,682

3.02%

Noninterest-bearing liabilities

Demand deposits

35,068

37,503

Accrued interest payable and

  other liabilities

2,840

2,627

Shareholders' equity

29,483

27,250

$

463,556

$

423,181

Net interest income/spread

$

2,332

1.73%

$

2,659

2.37%

Net interest income as a percent

  of average interest earning assets (1)

2.14%

2.69%

(1)

Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities.  Interest income is presented on a tax equivalent basis.

(2)

Includes fees on loans.  The inclusion of loan fees does not have a material effect on the average interest rate.

Provision for Loan Losses .  During the three and six months ending 2006 and 2005 there was no provision expense.  Management’s decision not to record any provision expense is attributed to the credit quality the Company has experienced since its inception combined with the result of management’s loan loss reserve analysis, which is used in determining the amount of allowance for loan loss required for the loan portfolio.  The additional weighting of the Company’s own loan loss experience in the reserve analysis also contributed to the decision to decrease the allowance for loan loss as a percentage of gross loans.  The reserve analysis, along with other relevant allowance for loan loss details, is included in the Critical Accounting Policy section located in this document. The allowance for loan losses as a percentage of total loans outstanding as of June 30, 2006 was 1.02%, compared to 1.16% at June 30, 2005.  The allowance for loan losses as a percentage of total loans outstanding at December 31, 2005 was 1.06%.  Management believes that as the loan portfolio grows, it is likely that some level of provision expense may be needed to maintain an adequate level of reserves.

The Bank has not experienced any charge-offs from loans receivable since inception.  At June 30, 2006, no portion of the allowance for loan losses was allocated to impaired loan balances, however there was one loan with a balance of $83,000 considered impaired at June 30, 2006.  Management believes the allowance for loan losses at June 30, 2006 was adequate to absorb losses in the loan portfolio, including probable incurred losses due to the current state of the economy.  However, there can be no assurance that future losses will not exceed the estimated amounts or that the Company will not be required to make additional provision for losses in the future.

Non-interest Income .  Total non-interest income increased by $33,000 during the six months ended June 30, 2006, and by $33,000 for the three months ended June 30, 2006 compared to the same periods in 2005.  Non-interest income during the first six months of 2006 consisted primarily of depository account service fees, interchange income on credit cards, securities gains, loan sale gains, and the recording of the increase in the cash surrender value of the bank owned life insurance.  Service charges on deposit accounts decreased $31,000 for the first six months of 2005 and $19,000 for the three months ended June 30, 2006 compared to the same periods in 2005 as clients received higher interest credits for their average balances held in their demand deposit accounts to help pay for service charges.  Due to the Company’s operating philosophy, which includes a general aversion to excessive service charges on deposit accounts, non-interest income is inversely impacted as customers carry higher average balances and receive higher interest rate credits.  Significant changes in service charges would not be expected except as a result of continued growth in deposit relationships.

The Company began selling residential mortgages to the secondary market during the first quarter of 2006.  The servicing on all the mortgages will be sold.  For the three and six months ending June 30, 2006, $18,000 and $22,000 from the gain on the sale of mortgage loans was recognized compared to zero for the same periods in 2005.  Management does not expect the income from the sale of residential mortgage loans to be significant; however, they do expect the amount to continue to increase.

Non-interest income from the increased cash surrender value of bank owned life insurance was $89,000 and $173,000 for the three and six months ending June 30, 2006 compared to $89,000 and $180,000 for the same periods in 2005.  This slight decrease for the six-month period is primarily due to slightly lower returns on the underlying insurance assets during the first quarter of 2006, which impact the increases in cash surrender value of the life insurance.  Management anticipates that the income from the increasing cash surrender value of the bank owned life insurance should remain at the current level.

Non-interest Expense .  The main components of non-interest expense were salaries and employee benefits, occupancy and equipment, and a one-time fraud loss.  Non-interest expense for the six months ending June 30, 2006 was $3.7 million as compared to $3.4 million for the same period of 2005, an increase of $288,000 or 8.4%.  Non-interest expense for the three months ending June 30, 2006 was $1.8 million as compared to $1.8 million for the same period of 2005.  Without the fraud loss recovery during the three months ending June 30, 2006 of $125,000, non-interest expense would have increased $114,000 or 6.5%.  While the overhead continues to increase due, in part, to the costs associated with the new Elkhart banking center and the Company’s investment in personnel, (both of which support the Company’s long-term growth strategy) management remains focused on controlling expenses without impairing the quality of service provided to clients and the expected needs to grow the Company.

Salaries and employee benefits, which are the largest component of non-interest expense, experienced the most significant dollar increase of any non-interest expense component.  For the six months ending June 30, 2006, total salaries and employee benefits were $2.6 million compared to $2.3 million for the same period in 2005.  For the three months ending June 30, 2006, total salaries and employee benefits were $1.4 million compared to $1.2 million for the same period in 2005.  The increase in employee salaries and benefits for both periods was a result of merit increases, a change to the Company’s 2006 Incentive Compensation Plan, and the hiring of three new employees since June 30, 2005.  The 2006 Incentive Compensation Plan approved by the board of directors provided for larger annual increases in the base salaries of certain officers of the Bank.  As an offset to higher base salaries, the targeted percentage payouts to plan participants have been reduced.  In addition, the formula for calculating incentive awards has been revised. No bonuses were earned or accrued during the first half of 2006.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R.)  The provisions of SFAS 123R became effective for the Company for the first quarter of 2006.  Beginning in 2003, the Company voluntarily adopted this method under SFAS 148 and has expensed all options granted in 2003, 2004, and 2005 to the extent they have vested.  As allowed under SFAS 123R, the Company selected the modified prospective method of adoption, therefore; the impact on the results of operations has been limited to those stock awards granted in 2006 and the unvested options issued prior to 2003.  The impact related to the unvested options granted prior to 2003 was approximately a $26,000 increase in compensation expense for the first half of 2006.

Occupancy and equipment expense increased $29,000 for the six months ended June 30, 2006 and $1,000 for the three months ended June 30, 2006 when comparing to the same periods in 2005.  Monitoring and controlling non-interest costs, while at the same time providing high quality service to clients, is one of management’s top priorities.  The three months ending June 30, 2006 compared to the same period in 2005, which increased only $1,000, was primarily the result of both periods including the additional costs from the addition of the Elkhart Banking Center.  Some additional increase in occupancy and equipment expense was also due to additional investing in technology.  Management does not expect significant changes to occupancy and equipment expense during the remaining part of 2006.

As mentioned previously in the Overview section of this document, on February 17, 2006, the Company discovered that a related series of unauthorized international wire transfers by a third party using one of the Bank’s client accounts had been fraudulently perpetrated against the Bank.  The amount of the fraudulent wire transfer activity was approximately $175,000.  An additional $2,000 of legal expense was incurred for a total of $177,000 of fraud expense recorded in the first quarter of 2006.  The Company was insured against these types of illegal activities.  On March 15, 2006, the Company filed an insurance claim and on June 16, 2006 announced the receipt of approximately $125,000 from its insurance company.  The $125,000 was recorded as a fraud loss recovery in the second quarter of 2006, therefore, the Company’s net expense from this event was primarily the $50,000 insurance deductible.  In June 2006, just days before the insurance company paid the insurance claim, the Company was notified that one of the foreign banks used by the perpetrators was still holding $35,000 from February when they were informed of the wire fraud.  The Company was able to work with the foreign bank and retrieve these funds, which reduced the total wire fraud loss from $175,000 to $140,000 and reduced the insurance company’s net payment from $125,000 to $90,000.

Other expense was $748,000 for the six months ending June 30, 2006 compared to $840,000 for the same period in 2005.  For the three months ending June 30, 2006, other expense was $391,000 compared to $437,000 for the same period in 2005.  The reduction for both of these periods is primarily due to managements continued focus on controlling overhead and not attributed to any individual change or event.  Management does expect other expenses to remain similar to current levels for the remaining part of 2006.

Income Taxes . The effective tax rate during the six months of 2006 was 21.1% compared to 24.5% during the same period of 2005 and 25.4% for the year ended December 31, 2005.  The decrease in the effective tax rate during the first six months of 2006 was the result of lower net income before taxes combined with the benefits from the increase in the tax exempt interest income due to additional purchases of municipal securities, tax exempt non-interest income from bank owned life insurance, and the transfer of most of the investment securities portfolio to the Bank’s Delaware investment subsidiary, reducing the state tax liability from the interest income received at the subsidiary.  Management anticipates that the effective tax rate for the remainder of the year will be approximately the same level as experienced during the first half of 2006.

The effective tax rate during the second quarter of 2006 was 20.9% compared to 19.6% during the same period of 2005.  The increase in the effective tax rate during the second quarter of 2006 was due to reduced tax expense during the second quarter of 2005 from the result of additional tax benefits due to, among other items, an increase in the tax exempt interest income from additional purchases of municipal securities, tax exempt non-interest income from bank owned life insurance, and the transfer of most all of the investment securities portfolio to the Bank’s Delaware investment subsidiary reducing the state tax liability from the interest income received at the subsidiary.

LIQUIDITY

The Company’s liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans, and securities and net profits.  These monies are used to fund loan requests, meet deposit withdrawals, maintain reserve requirements, and support operations.  Liquidity is primarily achieved through the growth of deposits (both local and out-of-area) and by maintaining liquid assets such as securities available for sale, matured securities, and federal funds sold.  Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that achieves an interest rate risk profile acceptable to management and assists in achieving a desired level of profitability.  An important part of the overall asset and liability management process is providing adequate liquidity.  Liquid assets were $123.5 million at June 30, 2006 compared to $125.4 million at December 31, 2005.

The Company’s liquidity strategy is to fund loan growth with deposits, repurchase agreements, and FHLB advances, and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity.  Deposit and repurchase agreement growth from depositors located in the market area have consistently increased and has been sufficient to meet the loan growth and provide monies for additional investing activities.  Management also obtains certificates of deposit from customers outside of the market area and placed by deposit brokers for a fee, as well as certificates of deposit obtained from the deposit owners directly.  These funds are used to assist in management’s asset liability planning as well as meeting short term funding needs.  As of June 30, 2006, brokered deposits totaled $74.9 million, or 19.3% of combined deposits and repurchase agreements, compared to $40.6 million, or 11.5% of combined deposits and repurchase agreements, as of December 31, 2005.  The weighted average months to maturity of the brokered deposits at June 30, 2006 was 4.7 months.  The acceptance of brokered deposits is expected to be an ongoing activity due to the Company’s planned future growth and management of consistent levels of deposits.

The Bank has the ability to borrow money on a daily basis through correspondent banks via established federal funds purchased lines; however, this is viewed as only a secondary and temporary source of funds.  The average balance of federal funds purchased during the six months ended June 30, 2006 totaled $9.7 million, compared to a $5.6 million average federal funds purchased during the same period in 2005.

As a member of the FHLB, the Bank has access to the FHLB's borrowing programs.  Based on ownership of FHLB stock and available collateral at June 30, 2006, the Bank could borrow up to approximately $123.0 million.  As of June 30, 2006, $63.0 million in FHLB advances was outstanding.  The availability could continue to increase if the loan and investment portfolios grow in the future.

In addition to typical loan funding and deposit flow, the Company must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit .   As of June 30, 2006, there was a total of $103.1 million in unfunded loan commitments and $4.3 million in unfunded standby letters of credit.  Fluctuations in loan balances and commitment levels are monitored, with such data being used in managing overall liquidity.

CAPITAL RESOURCES

Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth.  Shareholders' equity increased by $499,000 during the first six months of 2006, from $28.9 million at December 31, 2005, to $29.4 million at June 30, 2006.  The increase was attributable to the addition of net income of $1.1 million recorded during the first six months of 2006 and from $616,000 of proceeds from the exercise and expense of stock options.  These were offset by the payment of $213,000 in cash dividends to shareholders, the net purchase of $80,000 of stock by the Company, and $917,000 non-cash increase in the unrealized losses on available for sale securities as defined in SFAS No. 115.  The unrealized loss on the available for sale securities was the result of rising interest rates during the first half of 2006.  If these securities are held to final maturity they are expected to mature at their par value.

On March 23, 2006, the board of directors of the Company authorized a stock repurchase program for up to 50,000 of its shares that could be repurchased between March 23, 2006 and March 31, 2008.  Management anticipates that any repurchased shares will be held as treasury shares on the Company financial statements and will be available to the Company for its use in issuing common stock for the Company’s stock incentive plans.  At June 30, 2006, a total of 8,100 treasury shares at an average price of $29.85 had been repurchased since the inception of the plan.  5,400 treasury shares were issued for the exercise of employee stock options, leaving a net balance of treasury shares at June 30, 2006 totaling 2,700 with a carrying value of approximately $80,000.

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

 The components of total risk-based capital are Tier 1 capital and Tier 2 capital.  Tier 1 capital is total shareholders’ equity less intangible assets plus qualifying trust preferred securities.  Tier 2 capital is Tier 1 capital plus a portion of the allowance for loan losses.  The allowance for loan losses is includable in Tier 2 capital up to a maximum of 1.25% of risk-weighted assets.  The net unrealized appreciation (depreciation) on securities available for sale, net of tax, is not considered in meeting regulatory capital requirements.  The following table provides the minimum regulatory capital requirements and the actual capital ratios at June 30, 2006:

June 30, 2006	Minimum Required For Capital Adequacy Purposes	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions	Company’s Capital Ratio	Bank’s Capital Ratio
Ratio of Total Capital to Risk Weighted Assets	8.0%	10.0%	11.8%	11.3%
Ratio of Tier 1 Capital to Risk Weighted Assets	4.0%	6.0%	10.8%	10.3%
Ratio of Tier 1 Capital to Average Assets	4.0%	5.0%	8.5%	8.0%

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

The second interest rate risk measurement used is commonly referred to as net interest income simulation analysis.  Management believes that this methodology provides a more accurate measurement of interest rate risk than the GAP analysis, and therefore, serves as one of its primary interest rate risk measurement techniques.  The simulation model assesses the direction and magnitude of variations in net interest income resulting from potential changes in market interest rates.  Key assumptions in the model include: prepayment speeds on various loan and investment assets; cash flows and maturities of interest-sensitive assets and liabilities; and changes in market conditions impacting loan and deposit volume and pricing.  These assumptions are inherently uncertain and subject to fluctuation and revision in a dynamic environment; therefore, the model cannot precisely estimate net interest income or exactly predict the impact of higher or lower interest rates on net interest income.  Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions and the Company's strategies, among other factors.

Management conducted multiple simulations as of June 30, 2006, during which it was assumed that a parallel, simultaneous, instant, and sustained change in market interest rates occurred.  Results of the simulation suggest that the Company could expect net interest income to increase by approximately $499,000 if interest rates decline by 100 basis points over the next twelve months, and to decrease approximately $530,000 if interest rates increase 100 basis points over the next twelve months, from forecast levels of net interest income absent any changes in rates.  These variances in net interest income were within the Company’s policy parameters established to manage interest rate risk.  Other simulations are run quarterly looking at changes to net interest income given 200 and 300 basis point changes in interest rates.

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

Results of the economic value of equity analysis done as of June 30, 2006, suggest that the Company could expect the value of its equity to decrease 6.06% and 11.83%, if there was an immediate interest rate shift upward of 100 and 200 basis points and to increase 5.33% and 8.04%, if there was an immediate interest rate shift downward of 100 and 200 basis points.  Management believes the different scenarios indicate a financial services organization that has reasonable overall interest rate risk.

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

ITEM 4.

CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, management concluded the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of June 30, 2006.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

As a depository of funds, the Company may occasionally be named as a defendant in lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts.  Such litigation is incidental to the Company’s business.

Item 1A.

Risk Factors

The information contained in the section of this quarterly report on Form 10Q captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Management of Interest Sensitivity section is incorporated herein by reference.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1 to April 30, 2006	-	-	-	-
May 1 to May 31, 2006	7,500	$ 29.88	7,500	42,500
June 1 to June 30, 2006	-	-	-	-
Total	7,500	$ 29.88	7,500	41,900

(1) On March 23, 2006, the board of directors of the Company authorized a stock repurchase program for up to 50,000 of the Company’s shares between March 23, 2006 and March 31, 2008.

Item 3.

Defaults Upon Senior Securities

Not applicable.

#

Item 4.

Submission Of Matters To A Vote Of Security Holders

On May 25, 2006, the Company held the annual meeting of stockholders.  At the meeting John Affleck-Graves, Michael R. Leep, Sr., and John W. Rosenthal, Sr. were elected to serve as Class I directors with terms expiring in 2009.  Continuing as Class II directors until 2007 are Brian R. Brady, Jeffrey V. Hammes, Jack K. Matthys, and Arthur H. McElwee, Jr.  Continuing as Class III directors until 2008 are Todd B. Martin, Myron C. Noble, David A. Eckrich, and Ben F. Ziolkowski.  In addition, stockholders approved the 2006 Equity Incentive Plan.

There were 1,768,840 issued and outstanding shares of common stock and there were 1,515,471 shares of common stock represented at the annual meeting.  The voting on each item presented at the annual meeting was as follows:

Election of Directors

Votes For

Votes Withheld

John Affleck-Graves

1,515,187

284

Michael R. Leep, Sr.

1,514,487

984

John W. Rosenthal, Sr.

1,512,187

3,284

Approvals

Votes For

Votes Against

Votes Abstain

2006 Stock Incentive Plan

900,047

126,897

4,634

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

Date:  August 3, 2006

/s/ John W. Rosenthal

John W. Rosenthal, Sr.

President and Chief Executive Officer

Date:  August 3, 2006

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

Date:

August 3, 2006

/s/ John W. Rosenthal

John W. Rosenthal, Sr.

Chief Executive Officer

#

EXHIBIT 31.1

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

August 3, 2006

/s/ Mark E. Secor

Mark E. Secor

Chief Financial Officer

#

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of St. Joseph Capital Corporation (the “Company”) on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John W. Rosenthal, Sr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John W. Rosenthal

John W. Rosenthal, Sr.

Chief Executive Officer

August 3, 2006

#

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of St. Joseph Capital Corporation (the “Company”) on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Mark E. Secor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Mark E. Secor

Mark E. Secor

Chief Financial Officer

August 3, 2006

#

#

#

#

#

#

#

#

#

#

#

#

Exhibit A

Exhibit A

Exhibit A