Form 10-Q
period 2006-09-30
ST JOSEPH CAPITAL CORP
filed 2006-11-14
CIK 1015856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2006

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

Yes

No

X

There were 1,798,448 shares of the Registrant’s common stock, $0.01 par value per share, outstanding as of November 14, 2006.

TABLE OF CONTENTS

Page

Number

PART I – FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets,

September 30, 2006 (Unaudited) and December 31, 2005

3

Condensed Consolidated Statements of Income,

Three Months Ended September 30, 2006 and 2005 (Unaudited)

Nine Months Ended September 30, 2006 and 2005 (Unaudited)

4

Condensed Consolidated Statements of Cash Flows,

Nine Months Ended September 30, 2006 and 2005 (Unaudited)

5

Notes to the Consolidated Financial Statements

6

Item 2.    Management’s Discussion and Analysis of Financial Condition

and Results of Operations

7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

22

Item 4.    Controls and Procedures

22

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

23

Item 1A. Risk Factors

23

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3.    Defaults Upon Senior Securities

23

Item 4.    Submission of Matters to a Vote of Security Holders

24

Item 5.    Other Information

24

Item 6.    Exhibits

24

Signatures

25

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

(Unaudited)

September 30,

December 31,

2006

2005

ASSETS

Cash and due from banks

$

18,093

$

41,304

Interest-earning deposits in other financial institutions

961

523

Federal funds sold

3,220

-

Total cash and cash equivalents

22,274

41,827

Securities available for sale

79,363

83,554

Federal Home Loan Bank (FHLB) stock, at cost

3,227

3,152

Loans, net of allowance of $3,178 and $3,578

354,925

335,127

Accrued interest receivable

2,339

2,511

Premises and equipment, net

3,168

3,260

Cash surrender value of life insurance

8,695

8,435

Other assets

3,332

3,262

Total assets

$

477,323

$

481,128

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities

Deposits

Noninterest-bearing

$

38,637

$

59,865

Interest-bearing

341,069

283,533

Total deposits

379,706

343,398

Federal funds purchased

-

28,600

Securities sold under agreements to repurchase

12,240

8,650

FHLB advances

43,000

60,200

Accrued interest payable

957

386

Subordinated debentures

8,000

8,000

Other liabilities

2,126

2,953

Total liabilities

446,029

452,187

Shareholders’ equity

Common stock, $0.01 par value, 2,500,000 shares

authorized; 1,794,563 and 1,751,261 shares issued and

1,791,863 and 1,751,261 outstanding at September 30, 2006

and December 31, 2005

18

18

Additional paid-in capital

20,321

19,814

Treasury stock, at cost; 2,700 and 0 shares at September 30, 2006 and December 31, 2005

(80)

-

Retained earnings

11,883

10,037

Accumulated other comprehensive loss

(848)

(928)

Total shareholders’ equity

31,294

28,941

Total liabilities and shareholders’ equity

$

477,323

$

481,128

See accompanying notes to the condensed consolidated financial statements.

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

Three Months Ended September 30,

Nine Months Ended September 30,

2006

2005

2006

2005

Interest income

Loans, including fees

$

5,975

$

4,775

$

17,034

$

12,885

Securities available for sale - taxable

607

640

1,834

1,952

Securities available for sale - tax exempt

168

186

520

529

FHLB stock

35

36

116

102

Federal funds sold

71

3

124

21

Other interest earning assets

25

51

51

185

Total interest income

6,881

5,691

19,679

15,674

Interest expense

Deposits

3,822

2,341

10,175

5,997

Federal funds purchased

20

115

257

205

Securities sold under agreements to repurchase

49

10

98

32

Subordinated debentures

141

128

418

310

FHLB advances

663

513

1,968

1,476

Total interest expense

4,695

3,107

12,916

8,020

Net interest income

2,186

2,584

6,763

7,654

Provision for loan losses

(317)

-

(317)

-

Net interest income after provision for loan losses

2,503

2,584

7,080

7,654

Noninterest income

Service charges on deposit accounts

118

97

310

320

Gain on sales and calls of securities

  available for sale, net

9

-

13

11

Gain on sales of mortgage loans

14

-

36

-

Earnings on life insurance

87

96

260

276

Other income

26

39

163

120

Total noninterest income

254

232

782

727

Noninterest expense

Salaries and employee benefits

1,314

1,239

3,958

3,583

Occupancy and equipment

134

135

409

381

Fraud loss

-

-

52

-

Other Expense

366

371

1,114

1,211

Total noninterest expense

1,814

1,745

5,533

5,175

Income before income taxes

943

1,071

2,329

3,206

Income tax expense

236

268

529

792

Net income

$

707

$

803

$

1,800

$

2,414

Basic income per common share

$

.40

$

.46

$

1.02

$

1.39

Diluted income per common share

$

.38

$

.43

$

.97

$

1.29

Dividends per common share

$

.06

$

.05

$

.18

$

.15

Basic weighted average common shares outstanding

1,784,304

1,746,401

1,770,383

1,742,225

Diluted weighted average common shares outstanding

1,858,636

1,875,652

1,858,415

1,870,254

See accompanying notes to the condensed consolidated financial statements.

#

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

Nine Months Ended September 30,

2006

2005

Cash flows from operating activities

Net income

$

1,800

$

2,414

Adjustments to reconcile net income to net cash

  from operating activities

Depreciation

230

151

Provision for loan loss

(317)

-

Net amortization on securities available for sale

70

115

Gain on sales of securities available for sale, net

(13)

(11)

Stock option expense

169

103

Increase in cash surrender value of life insurance

(260)

(276)

Net change in:

Accrued interest receivable

172

(359)

Other assets

(122)

 (765)

Accrued interest payable

571

169

Other liabilities

(826)

642

Net cash from operating activities

1,474

2,183

Cash flows from investing activities

Purchase of securities available for sale

-

(43,955)

Proceeds from sales of securities available for sale

46

12,383

Proceeds from maturities and calls of securities available for sale

4,221

4,248

Purchase of FHLB stock

(75)

(65)

Net change in loans receivable

(19,481)

(48,973)

Purchase of premises and equipment, net

(138)

(1,036)

Net cash from investing activities

(15,427)

(77,398)

Cash flows from financing activities

Net change in deposits

36,308

20,219

Net change in securities sold under agreements to repurchase

3,590

(4,187)

Net change in federal funds purchased

(28,600)

12,600

Proceeds from FHLB advances

(165,200)

(261)

Repayment of FHLB advances

148,000

20,000

Cash dividends paid

(322)

(4,740)

Proceeds from subordinated debentures

-

5,000

Net treasury stock purchased

(80)

-

Net effect of stock based compensation

704

188

   Net cash from financing activities

(5,600)

48,819

Net change in cash and cash equivalents

(19,553)

(26,396)

Cash and cash equivalents at beginning of period

41,827

45,332

Cash and cash equivalents at end of period

$

22,274

$

18,936

Supplemental disclosures of cash flow information

Cash paid during the period for

Interest

$

12,345

$

7,851

Income taxes

535

1,243

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

Three Months Ended September 30,

Nine Months Ended September 30,

2006

2005

2006

2005

Basic

1,784,304

1,746,401

1,770,383

1,742,225

Effect of stock options

74,332

129,251

88,032

128,029

Diluted

1,858,636

1,875,652

1,858,415

1,870,254

Net income (in thousands)

$

707

$

803

$

1,800

$

2,414

Basic income per common share

$

.40

$

.46

$

1.02

$

1.39

Diluted income per common share

$

.38

$

.43

$

.97

$

1.29

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

•

Unexpected events involving the proposed merger with Old National Bancorp.

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

OVERVIEW

The Company was formed in February 1996 for the purpose of organizing the Bank.  The Company opened the Bank for business in February 1997 with $10.0 million in assets and has grown to approximately $477.3 million in assets as of September 30, 2006. In the years ending 2005 and 2004, the Company experienced significant growth as assets increased $192.8 million over the two years. This growth was partially due to the expansion of the institutional business banking line in conjunction with a strategic decision by management and the board of directors to grow the asset size of the Bank to help manage the increasing cost of operating in a highly regulated industry and being a public company.  Management anticipates that, as a result of a modestly growing economy in the Michiana area and the increased asset size of the Company, the growth in assets may continue but likely at a slower annual percentage rate than experienced historically.  However, management does expect that the Company’s assets will grow by taking additional market share, expanding into new markets, and expanding existing business lines.

On October 23, 2006, the Company announced its intent to merge with Old National Bancorp of Evansville, Indiana.  Under the terms of the agreement, shareholders of the Company will be entitled to $40.00 in cash for each share of the Company’s stock.  The merger is subject to customary closing conditions, including regulatory approval and the approval of the Company’s shareholders, and is expected to close in the first quarter of 2007.  The Company will continue to operate in its normal course until the close of the transaction.

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

Since its inception, the Bank has focused on maintaining superior asset quality.  This has been evident as the Bank had not experienced a charge-off since inception until the third quarter of 2006, which totaled $83,000.  This charge-off was related to the non-accrual loan reported at the end of the second quarter of 2006.  The superior asset quality the Company has experienced allows for more efficient use of its resources, including time, dollars, and energy.  As a general rule, the most credit worthy borrowers, (to whom we market and aggressively compete for), are able to negotiate very favorable pricing terms.  Additionally, for strategic reasons, the Bank has historically retained substantially all of its residential mortgage loans, which are generally less risky than other types of loans.  Therefore, the interest rates on residential mortgages are less than other types of term loans.  Not only have these two factors contributed to the superior asset quality record achieved by the Bank, but also have contributed to a lower net interest margin.

Partially offsetting the lower net interest margin is the Company’s low overhead ratio (non-interest expense divided by average assets).  As another important aspect of the Company’s operating philosophy, the Company’s goal is to continue to grow at a rate that results in fixed non-interest expense being a smaller percentage of total assets, which is intended to lead to an improvement in the ROAA and ROAE.  Non-interest expense as a percentage of average assets was 1.60% (which includes the fraud loss occurrence) for the nine months ended September 30, 2006, and 1.59% and 1.93% for the years ended 2005 and 2004.  Management believes that the non-interest expense as a percentage of average assets at September 30, 2006 is among the lowest of any bank in the country.

In response to clients’ needs and a flat yield curve, starting in 2006 the Company began offering saleable, servicing released residential mortgage products that it can sell in the secondary market to provide clients longer term fixed rate products.  Management does not expect these new salable products to have a significant impact on the Company’s loan growth but believes that they should produce some additional non-interest income from the gains received on the sales of these loans.

On March 23, 2006, the board of directors of the Company authorized a stock repurchase program for up to 50,000 of its shares that could be repurchased between March 23, 2006 and March 31, 2008.  Management anticipates that any repurchased shares will be held as treasury shares on the Company financial statements and will be available to the Company for its use in issuing common stock for the Company’s stock incentive plans.  As of September 30, 2006, a total of 8,100 treasury shares, at an average price of $29.85, had been repurchased since the inception of the plan.  5,400 treasury shares were issued for the exercise of employee stock options leaving a net balance of treasury shares at September 30, 2006 totaling 2,700 with a carrying value of approximately $80,000.

The following discussion provides additional information regarding the Company’s financial condition at September 30, 2006 and December 31, 2005 and operations for the three months and nine months ended September 30, 2006 and 2005.  The objective of this financial review is to enhance the reader’s understanding of our operating results and financial condition and should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes thereto and other information in the Company’s 2005 Annual Report on Form 10-K for the year ended December 31, 2005.

RECENT REGULATORY DEVELOPMENTS

The Financial Services Regulatory Relief Act of 2006 (the “Regulatory Relief Act”) was signed into law on October 13, 2006.  The stated purpose of the Regulatory Relief Act is to provide regulatory relief and improve productivity for insured depository institutions.  Among other things, the Regulatory Relief Act: (i) requires the Securities and Exchange Commission and the Board of Governors of the Federal Reserve System (the “Federal Reserve”), in consultation with the other federal banking regulators, to jointly promulgate regulations to implement the bank broker-dealer exceptions enacted in the Gramm-Leach-Bliley Act, and makes savings associations subject to the same broker-dealer registration requirements as banks; (ii) authorizes the Federal Reserve to pay interest on reserve balances maintained at the Federal Reserve Banks; (iii) authorizes the Federal Reserve to lower the reserve requirement for transaction accounts to 0%; (iv) enhances the authority of a national bank or state member bank to make community development investments and increases (from 10% to 15%) the maximum amount of unimpaired capital and surplus that a national bank or member bank may invest in investments designed to promote the public welfare; (v) increases the asset threshold (from $250 million to $500 million) for well-capitalized and well-managed banks eligible for 18-month (rather than 12-month) examinations; (vi) enhances the  power of the federal banking agencies to enforce conditions imposed in writing in connection with the approval of applications and written agreements; (vii) clarifies the jurisdiction of the various state regulators over banks with branches in more than one state; and (viii) directs the Comptroller General to conduct studies on the currency transaction report filing system to determine whether and to what extent the filing rules for currency transaction reports are burdensome and whether such requirements should be modified to reduce such perceived burdens.

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

The allowance for loan losses balance and the provision for loan losses are determined by management based upon periodic reviews of the loan portfolio.  Through the loan review and credit departments, management allocates specific portions of the allowance for loan losses based on specifically identifiable problem loans.  In addition, as the Bank experienced its first charge-off since inception during the third quarter of 2006 totaling $83,000, management considers the level of charge-offs on loans experienced by local peer financial institutions having loan portfolio mix and risk characteristics similar to the Bank’s loan portfolio mix and risk characteristics.  Estimating the risk of loss and the amount of loss is necessarily subjective.  Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on the combination of the loss experience of the Bank and local peers, general economic conditions, information about specific borrower situations including their financial position, and collateral values and other factors and estimates which are subject to change over time.  The reserve analysis is reviewed regularly by management and the board of directors.

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

An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans.  Reserves on individual loans and general allocation rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions.  During the third quarter of 2006 a loan relationship that the Company had allocated specific reserves to in prior periods moved its loan relationship to another institution and paid off their loan balance.  This pay off resulted in reducing the total amount of specific reserves the Company was required to carry at September 30, 2006.  Due to this loan paying off and the reduction in specific reserves, the Company’s unallocated reserve increased resulting in the Company reversing, through a negative provision for loan loss, $317,000 of the allowance at September 30, 2006.  While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

The Company has not substantively changed its overall approach in the determination of the allowance for loan losses.  As the Company has matured and economic conditions have changed, the Company has made only minor changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the September 30, 2006 allowance for loan and lease losses.  The Bank has only experienced $83,000 in charge-offs from loans receivable since inception.  The Company experienced its first non-accrual and impaired loan during the second quarter of 2006 and this loan was charged off in the third quarter of 2006.  This loan was part of a pool of purchased loans secured by insurance contracts.  During the third quarter of 2006, a consumer loan totaling $12,000 was moved to non-accrual loan status and was fully reserved for in the Company’s specific reserves in the September 30, 2006 allowance analysis.

Based on the policy discussed above and further discussion found in the provision for loan losses analysis in the Results of Operations section of this document, management believes that the allowance of $3.2 million was adequate to absorb estimated loan losses associated with the loan portfolio at September 30, 2006.  However, there can be no assurance that future losses will not exceed the estimated amounts or that the Company will not be required to make additional provision for losses in the future.

FINANCIAL CONDITION

During the first nine months of 2006, the Company’s total assets decreased from $481.1 million on December 31, 2005 to $477.3 million on September 30, 2006.  This was a $3.8 million decrease in total assets during the first nine months of 2006.  The decrease in total assets was primarily due to a $19.5 million decrease in cash and cash equivalents and a $4.2 million decrease in securities available for sale that was offset with a $19.8 million increase in net loans.  Total assets of the Company were impacted at December 31, 2005 from deposits received from the Company’s municipal and institutional clients on the last business day of this period, which were then used to reduce the Company’s short-term liabilities shortly after the beginning of the next period resulting in the reduction of total assets.  Average assets for the twelve months ended December 31, 2005 were $430.1 million compared to average total assets of $461.1 million and $468.8 million for the nine and three months ended September 30, 2006.

Cash and cash equivalents decreased by $19.5 million, from $41.8 million at December 31, 2005 to $22.3 million at September 30, 2006.  A portion of the balance at December 31, 2005 was used to reduce the Company’s short-term liabilities shortly after the beginning of the next period.  The average balance of cash and cash equivalents for the nine and three months ended September 30, 2006 was $14.5 million and $15.0 million and represented more normal levels of cash and cash equivalents held by the Company during the periods.

The balance of interest-earning deposits in other financial institutions and federal funds sold was $961,000 at September 30, 2006 compared to $523,000 at December 31, 2005.  This increase at September 30, 2006 was primarily the result of managing the Company’s cash at the close of the last day of the quarter.

Securities available for sale decreased from $83.6 million at December 31, 2005 to $79.4 million at September 30, 2006.  This decrease of $4.2 million was primarily the result of maturities and principal pay downs on individual investment securities in the portfolio offset with approximately $133,000 of unrealized market value improvement in the portfolio due to the interest rate environment since December 31, 2005.

The Company’s loan portfolio increased $19.8 million during the nine months ended September 30, 2006 with little change in the mix of the Company’s loan types since December 31, 2005.  The loan growth during the nine months was attributable to adding new loan relationships, the expansion of borrowing relationships from existing clients, and from the purchase of loan participations.  During the first nine months of 2006, the Company had greater than expected run-off and pay-offs of approximately $32.8 million.  This reduction on existing loans was partially the result of client business cycles generating excess cash flow that was used to reduce loan balances, purchased participation loans being called from lead banks, and other refinancing opportunities.  However, the Company generated approximately $52.6 million in gross loan volume in the first nine months of 2006.  This activity is compared to approximately $76.8 million in gross loan volume and approximately $26.5 million of pay downs during the same period in 2005.  Although, independent from loan balances, the deposit accounts related to the Bank’s new and existing commercial lending business generate a significant amount of local deposits and are an important funding source for the Company.

The continued significant concentration of the loan portfolio in commercial loans is consistent with the stated strategy of focusing on small to mid-size businesses.  Management anticipates this growth will continue as additional relationships are developed as a result of current marketing efforts, the utilization of newer lending personnel, and the expansion into the Elkhart market.  Management continues to actively call on clients and prospects, focusing on the strong niches the Company has served since the formation of the Bank.

The quality of the loan portfolio remains strong.  The Company experienced its first charge-off since inception during the third quarter of 2006 totaling $83,000 which was related to a pool of purchased loans secured by insurance contracts.  Management believes they have instilled a very strong credit culture within the lending department as it pertains to the underwriting and administration processes and no change in the culture is expected as the loan portfolio grows.  Over 91.0% of the loan portfolio consists of loans extended to companies and individuals with whom the Company has long-established relationships.  The remaining portion is comprised of participations in commercial loans with non-affiliated commercial banks outside of the immediate area, which are underwritten using the same loan underwriting criteria as though the Bank was the originating bank.

The economy in the Company’s market area has had a steady but modest increase over the last couple of years, a trend that has continued during the first nine months of 2006.  During this period, the Company has grown while at the same time experiencing no significant change in asset quality.  However, borrowers may experience repayment difficulties, and the level of non-performing loans, charge-offs, and delinquencies could rise and require an increase in the provision for loan losses.

Deposits increased $36.3 million during the nine-month period ended September 30, 2006 with $379.7 million in deposits compared to $343.4 million at December 31, 2005.  Interest-bearing deposits increased $57.6 million partially due to non-interest bearing deposits decreasing $21.3 million and a portion of these deposits moving to interest bearing deposits, along with an increase of $19.3 million of certificates of deposit from customers outside of the market area.  On December 31, 2005, deposits of approximately $30.0 million were made at the end of the day and therefore classified as non-interest-bearing.  On the first business day of 2006, the funds became interest bearing when collected.  Average deposits for the twelve months ended December 31, 2005 were $334.1 million compared to average total deposits of $352.0 million and $364.3 million for the nine and three months ended September 30, 2006.  The Company expects to continue to see growth in deposits during the remainder of 2006 and to retain a significant portion of the deposits that existed at September 30, 2006.

The Company’s municipal business line provides a significant percentage of the Company’s deposit funding and also contributes to the fluctuation in the Company’s short-term funding balances as the municipal account balances increase and decrease.  At September 30, 2006, $132.7 million or 34.9% of the $379.7 million of deposits were from the Company’s municipal business line.  The typical funding pattern by which the municipalities operate is dependent on the collection of property tax dollars by the local governments.  Most of the property taxes are collected in May and November by the local governments, and the funding to municipalities is provided in June and December.  As the funds are used by the municipalities, their account balances decrease until the next funding date.  As these municipal balances fluctuate, the Company uses similar cost short-term funding sources to manage the funding needs.

As the municipal business line grows, the Company expects that its municipal/government clients will increase their use of corporate agency trust agreements.  Such agreements provide municipalities with another option for managing their accounts by allowing a portion of their deposited funds to be swept into their trust accounts.  Since these trust accounts are not recorded on the Bank’s balance sheet, they do not require an allocation of the Bank’s capital.  As additional funding is required at the Bank, the funds in the trust accounts can be swept back to their accounts at the Bank.  With the utilization of these trust relationships, the fluctuation in their deposit accounts at the Bank due to their funding patterns can partially be managed without the use of short-term funding sources. Depending on the asset growth of the Company, the ability to utilize the Bank’s Trust Department as another option for the municipal clients will vary.  The growth of this business line continues to be a focus for the Company, and it is expected to continue to be a significant funding source for the Company.

To date, the Bank has been successful in attracting and retaining client relationships, which have provided a significant portion of the funding needed to grow the loan portfolio and increase the investment portfolio.  Management has accepted $60.2 million in brokered certificates of deposit as of September 30, 2006 compared to $40.6 million at December 31, 2005.  Management utilizes this funding source to assist in the overall asset/liability management of the Bank.  These certificates of deposit are used for short- and long-term funding to assist the Bank in funding short-term needs and term loans and as a means to manage the Company’s overall interest rate risk.

Federal funds purchased decreased $28.6 million during the nine-month period ended September 30, 2006 from $28.6 million at December 31, 2005 to no federal funds purchased at September 30, 2006.  Federal funds purchased are used as a temporary funding source by the Bank to meet short-term liquidity needs.  The Bank has over $48.5 million in federal funds lines established at correspondent banks.  At times, there will be differences between asset growth and the funding that supports this growth.  The use of federal funds purchased provides short-term funding for these differences when funding is needed, as was the case at December 31, 2005.

Federal Home Loan Bank of Indianapolis (FHLB) advances decreased $17.2 million from $60.2 million as of December 31, 2005 to $43.0 million at September 30, 2006.  Management uses FHLB advances primarily to assist in the overall asset and liability management of the Bank and for general liquidity purposes.  FHLB advances can be utilized for both long and short-term asset/liability management.  At September 30, 2006, $28.0 million of the Company’s FHLB advances were long-term with a remaining average life of 2.5 years and $15.0 million was a short-term advance with a remaining life of one month.  As of September 30, 2006, the Company held $3.2 million of FHLB stock.

Securities sold under agreements to repurchase increased by $3.5 million during the nine-month period ended September 30, 2006.  As part of the Company’s sweep accounts, collected funds from business clients’ noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements.  Although not considered a deposit account and therefore not FDIC insured, the repurchase agreements from local corporate clients have historically been a very stable source of funding for the Bank.

RESULTS OF OPERATIONS

Overview.  Consolidated net income for the three-month period ended September 30, 2006, was $707,000 as compared to $803,000 for the same period in 2005, a decrease of $96,000 or 12.0%.  Income per common share for the three months ended September 30, 2006 was $.40 basic and $.38 fully diluted, compared to $.46 basic and $.43 fully diluted income per common share for the same period in 2005.  The decrease in net income in the third quarter of 2006 compared to the same period in the prior year was primarily due to a decrease in net interest income of $398,000 and an increase in non-interest expense of $69,000 offset by a negative provision expense of $317,000, an increase of $22,000 in non-interest income, and a decrease in tax expense of $32,000.

Consolidated net income for the nine-month period ended September 30, 2006, was $1.8 million as compared to $2.4 million for the same period in 2005, a decrease of $614,000 or 25.4%.  Income per common share for the first nine months of 2006 was $1.02 basic and $.97 fully-diluted, compared to $1.39 basic and $1.29 fully-diluted income per common share for the same period in 2005.  The decrease in net income in the first nine months of 2006 compared to the same period in the prior year was primarily due to a decrease in net interest income of $891,000, an increase in non-interest expense of $358,000, and a one-time charge for a wire fraud loss of $52,000, partially offset by a negative provision expense of $317,000, an increase in non-interest income of $55,000, and a decrease in tax expense of $263,000.

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

Net interest income during the third quarter of 2006 was $2.2 million, a decrease of $398,000 or 15.4% over the $2.6 million earned during the same period in 2005.  Yields on the Company’s interest-earning assets increased by 72 basis points to 6.30% for the quarter ended September 30, 2006, from 5.58% for the quarter ended September 30, 2005.  This increase was primarily the result of higher interest rates on existing and new interest-earning assets compared to the same period a year ago.  Rates paid on interest-bearing liabilities increased by 136 basis points during the same period.  Due to the more significant increase for the rates paid on the Company’s interest-bearing liabilities compared to the increase on the yield received from the Company’s interest-earning assets, the net interest margin declined 53 basis points from 2.60% for the three-month period ended September 30, 2005, compared to 2.07% for the same period ended September 30, 2006.

Net interest income during the nine months of 2006 was $6.8 million, a decrease of $891,000 or 11.6% over the $7.7 million earned during the same period in 2005.  Yields on the Company’s interest-earning assets increased by 79 basis points to 6.17% for the nine months ended September 30, 2006, from 5.38% for the nine months ended September 30, 2005.  This increase was primarily the result of higher interest rates on existing and new interest-earning assets compared to the same period a year ago.  Rates paid on interest-bearing liabilities increased by 142 basis points during the same period.  Due to the more significant increase for the rates paid on the Company’s interest-bearing liabilities compared to the increase on the yield received from the Company’s interest-earning assets, the net interest margin declined 50 basis points from 2.69% for the nine month period ended September 30, 2005, compared to 2.19% for the same period ended September 30, 2006.

The increased volume in interest-earning assets can generate more net interest income during a period despite a decreasing margin, as long as the volume variance is greater than the negative rate variance; however, the increased volume during the first nine months of 2006 was not adequate to generate enough additional net interest income to offset the rate at which the cost of liabilities increased.

Since the middle of 2004, the Federal Reserve has increased short-term rates 425 basis points, with rates increasing 100 basis points during the first six months of 2006 and stabilizing in the third quarter.  This increase in short-term rates combined with little movement in intermediate and longer-term rates has produced a flat yield curve.  This has affected the cost of the Company’s interest-bearing liabilities more significantly than the yields available on the Company’s interest-earning assets.  This, along with the Company having more interest-bearing liabilities with short-term repricing than interest-earning assets, has resulted in a compression of the net interest margin.  The rates paid to a significant portion of the Company’s municipal accounts are indexed to the short-term rates and adjust daily which has also contributed to the higher interest expense.  As a result from the Federal Reserve not increasing short-term rates during the third quarter of 2006, some of the compression to the Company’s net interest margin was slowed during the period.  The three-month ended net interest margin for the Company at December 31, 2005, March 31, 2006, June 30, 2006, and September 30, 2006 was 2.53%, 2.37%, 2.14%, and 2.07%.  Based on the current structure of the Company’s balance sheet, a continued stabilization, or decrease, in the Federal Reserve’s short-term interest rate could help stabilize and potentially improve the Company’s net interest margin.

Management believes that the current level of interest rates is significantly driven by external factors and that the net interest margin could continue to compress if a flat yield curve continues and short-term interest rates continue to increase.  Currently, management does not expect that short-term rates will continue to increase significantly.  However, as the Company grows, the additional leveraging of capital increases the percentage of interest-bearing liabilities used to fund the asset growth and can also contribute to lowering the net interest margin.  Regardless of whether long-term interest rates continue to increase at a slow pace or short-term rates continue to increase, net interest income can be increased by growth in interest-earning assets and interest-bearing liabilities. The Company will continue its effort to optimize its asset mix, and thereby seek to help neutralize the net interest margin impact associated with a changing rate environment and continue to add volume to the balance sheet to help manage the net interest income.  If short-term interest rates do stabilize or would begin to decrease or the yield curve begins to generate more historic interest rate spreads, net interest income can be increased by not only the mix and growth in interest-earning assets, but by an expected increase in the net interest margin based on the structure of the Company’s interest-bearing liabilities in these scenarios. Management believes that the yield curve should return to a more normal shape over time and that a positive upward slope in the curve should produce higher margins.

The following are the average balance sheets for the three months ended September 30:

2006

2005

Average

Average

Average

Average

Balance

Interest

Rate

Balance

Interest

Rate

(Dollars in thousands)

ASSETS

Interest-earning assets

Federal funds sold

$

5,089

$

71

5.54%

$

376

$

3

3.78%

Interest-earning deposits in other

  financial institutions

1,822

25

5.39

6,111

51

3.31

Securities available for sale (1)

78,813

888

4.51

86,289

950

4.37

FHLB stock

3,230

35

4.25

3,152

36

4.50

Loans receivable (2)

351,609

5,974

6.74

317,514

4,775

5.97

Total interest-earning assets (1)

440,563

6,993

6.30%

413,442

5,815

5.58%

Noninterest-earning assets

Cash and due from banks

14,962

15,910

Allowance for loan losses

(3,569)

(3,578)

Premises and equipment, net

3,239

3,227

Accrued interest receivable and

  other assets

13,614

11,750

$

468,809

$

440,751

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities

Savings, NOW and money

markets

$

213,509

$

2,468

4.59%

$

215,766

$

1,661

3.06%

Certificates of deposit

113,612

1,354

4.73

84,209

680

3.20

Federal funds purchased

1,428

20

5.56

12,298

115

3.72

Securities sold under agreements

  to repurchase

10,800

49

1.80

7,327

10

.55

Subordinated debentures

8,000

141

6.96

8,000

128

6.37

FHLB advances

51,533

663

5.11

45,320

513

4.49

Total interest-bearing liabilities

398,882

4,695

4.67%

372,920

3,107

3.31%

Noninterest-bearing liabilities

Demand deposits

37,236

37,598

Accrued interest payable and

  other liabilities

2,964

2,714

Shareholders' equity

29,727

27,519

$

468,809

$

440,751

Net interest income/spread

$

2,298

1.63%

$

2,708

2.27%

Net interest income as a percent

  of average interest earning assets (1)

2.07%

2.60%

(1)

Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities.  Interest income is presented on a tax equivalent basis.

(2)

Includes fees on loans.  The inclusion of loan fees does not have a material effect on the average interest rate.

The following are the average balance sheets for the nine months ended September 30:

2006

2005

Average

Average

Average

Average

Balance

Interest

Rate

Balance

Interest

Rate

(Dollars in thousands)

ASSETS

Interest-earning assets

Federal funds sold

$

3,245

$

124

5.09%

$

1,055

$

21

2.69%

Interest-earning deposits in other

  financial institutions

1,309

51

5.20

8,984

185

2.76

Securities available for sale (1)

80,160

2,702

4.49

86,804

2,834

4.36

FHLB stock

3,210

116

4.83

3,136

102

4.33

Loans receivable (2)

346,125

17,034

6.58

298,683

12,885

5.77

Total interest-earning assets (1)

434,049

20,027

6.17%

398,662

16,027

5.38%

Noninterest-earning assets

Cash and due from banks

14,457

15,040

Allowance for loan losses

(3,575)

(3,578)

Premises and equipment, net

3,257

3,113

Accrued interest receivable and

  other assets

12,925

11,286

$

461,113

$

424,523

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities

Savings, NOW and money

markets

$

207,620

$

6,604

4.25%

$

204,461

$

4,011

2.62%

Certificates of deposit

107,846

3,570

4.43

88,475

1,986

3.00

Federal funds purchased

6,832

257

5.03

7,834

205

3.50

Securities sold under agreements

  to repurchase

9,282

98

1.42

7,963

32

0.54

Subordinated debentures

8,000

418

6.98

8,000

310

5.18

FHLB advances

53,193

1,968

4.95

42,947

1,476

4.59

Total interest-bearing liabilities

392,773

12,915

4.40%

359,680

8,020

2.98%

Noninterest-bearing liabilities

Demand deposits

36,579

36,984

Accrued interest payable and

  other liabilities

2,893

876

Shareholders' equity

28,868

26,984

$

461,113

$

424,524

Net interest income/spread

$

7,112

1.77%

$

8,007

2.39%

Net interest income as a percent

  of average interest earning assets (1)

2.19%

2.69%

(1)

Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities.  Interest income is presented on a tax equivalent basis.

(2)

Includes fees on loans.  The inclusion of loan fees does not have a material effect on the average interest rate.

#

 Provision for Loan Losses.  During the three and nine month periods ended September 30, 2006 the Company recorded a negative provision expense totaling $317,000 compared to no provision expense recorded in the same periods in the previous year.  Management’s decision to record a negative provision expense was attributed in part to the reduction to the Company’s specific reserves due to a pay off from a loan relationship that had specific reserve.  Due to this event, the Company’s unallocated reserve increased resulting in the need for a negative provision.  Along with the credit quality the Company has experienced since its inception combined with the result of management’s loan loss reserve analysis, which is used in determining the amount of allowance for loan loss required for the loan portfolio, management determined the allowance should be reduced.  Also contributing to the decision to decrease the allowance for loan loss as a percentage of gross loans was the minimal impact of the Company experiencing its first charge-off and the additional weighting of the Company’s own historic loan loss experience in the reserve analysis.  The reserve analysis, along with other relevant allowance for loan loss details, is included in the Critical Accounting Policy section located in this document. The allowance for loan losses as a percentage of total loans outstanding as of September 30, 2006 was .89%, compared to 1.08% at September 30, 2005.  The allowance for loan losses as a percentage of total loans outstanding at December 31, 2005 was 1.06%.  Management believes that as the loan portfolio grows, it is likely that some level of provision expense could be needed to maintain an adequate level of reserves.

The Bank has experienced limited charge-offs from loans receivable since inception.  At September 30, 2006, $12,000 of the allowance for loan losses was allocated to impaired loan balances.  Management believes the allowance for loan losses at September 30, 2006 was adequate to absorb losses in the loan portfolio, including probable incurred losses due to the current state of the economy.  However, there can be no assurance that future losses will not exceed the estimated amounts or that the Company will not be required to make additional provision for losses in the future.

Non-interest Income.  Total non-interest income increased by $55,000 during the nine months ended September 30, 2006, and by $22,000 for the three months ended September 30, 2006 compared to the same periods in 2005.  Non-interest income during the first nine months of 2006 consisted primarily of depository account service fees, interchange income on credit cards, securities gains, loan sale gains, and the recording of the increase in the cash surrender value of the bank owned life insurance.  Service charges on deposit accounts decreased $10,000 for the first nine months of 2006 and increased $21,000 for the three months ended September 30, 2006 compared to the same periods in 2005, as clients received higher interest credits for their average balances held in their demand deposit accounts to help pay for service charges.  These higher interest credits had a more significant impact during the first six months of 2006 than in the third quarter comparisons, indicating this impact is being absorbed.  Due to the Company’s operating philosophy, which includes a general aversion to excessive service charges on deposit accounts, non-interest income is inversely impacted as customers carry higher average balances and receive higher interest rate credits.  Significant changes in service charges would not be expected except as a result of continuing growth in deposit relationships.

The Company began selling residential mortgages to the secondary market during the first quarter of 2006.  The servicing on all the mortgages is sold when the loans are sold.  For the three and nine months ended September 30, 2006, $14,000 and $36,000 from the gain on the sale of mortgage loans was recognized compared to zero for the same periods in 2005.  Management does not expect the income from the sale of residential mortgage loans to be significant; however, they do expect the amount to continue to increase.

Non-interest income from the increased cash surrender value of bank owned life insurance was $87,000 and $260,000 for the three and nine months ended September 30, 2006 compared to $96,000 and $276,000 for the same periods in 2005.  This decrease for the three- and nine-month periods was primarily due to slightly lower returns on the underlying insurance assets during 2006, which impact the increases in cash surrender value of the life insurance.  Management anticipates that the income from the increasing cash surrender value of the bank owned life insurance should remain at the current level.

Non-interest Expense.  The main components of non-interest expense were salaries and employee benefits, occupancy and equipment, and a one-time fraud loss.  Non-interest expense for the nine months ended September 30, 2006 was $5.5 million as compared to $5.2 million for the same period of 2005, an increase of $358,000 or 6.9%.  Non-interest expense for the three months ended September 30, 2006 was $1.8 million as compared to $1.7 million for the same period of 2005.  While the overhead continues to increase due, in part, to the costs associated with the Elkhart banking center that opened in 2005 and the Company’s investment in personnel, management remains focused on controlling expenses without impairing the quality of service provided to clients and the expected needs to grow the Company.

Salaries and employee benefits, which are the largest component of non-interest expense, experienced the most significant dollar increase of any non-interest expense component.  For the nine months ended September 30, 2006, total salaries and employee benefits were $4.0 million compared to $3.6 million for the same period in 2005.  For the three months ended September 30, 2006, total salaries and employee benefits were $1.3 million compared to $1.2 million for the same period in 2005.  The increase in employee salaries and benefits for both periods was a result of merit increases and a change to the Company’s 2006 Incentive Compensation Plan.  The 2006 Incentive Compensation Plan approved by the board of directors provided for larger annual increases in the base salaries of certain officers of the Bank.  As an offset to higher base salaries, the targeted percentage payouts to plan participants have been reduced.  In addition, the formula for calculating incentive awards has been revised.  No bonuses were earned or accrued during the first nine months of 2006 compared to $637,000 for the same period in 2005.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R.)  The provisions of SFAS 123R became effective for the Company for the first quarter of 2006.  Beginning in 2003, the Company voluntarily adopted this method under SFAS 148 and has expensed all options granted in 2003, 2004, and 2005 to the extent they have vested.  As allowed under SFAS 123R, the Company selected the modified prospective method of adoption; therefore, the impact on the results of operations has been limited to those stock awards granted in 2006 and the unvested options issued prior to 2003.  The impact related to the unvested options granted prior to 2003 was approximately a $39,000 increase in compensation expense for the first nine months of 2006.

Occupancy and equipment expense increased $28,000 for the nine months ended September 30, 2006 and decreased $1,000 for the three months ended September 30, 2006 when comparing to the same periods in 2005.  Monitoring and controlling non-interest costs, while at the same time providing high quality service to clients, is one of management’s top priorities.  The three months ended September 30, 2006 compared to the same period in 2005, which decreased only $1,000, was primarily the result of both periods including the additional costs from the addition of the Elkhart Banking Center.  Some additional increase in occupancy and equipment expense was also due to additional investing in technology.  Management does not expect significant changes to occupancy and equipment expense during the remaining part of 2006.

As previously disclosed, on February 17, 2006, the Company discovered that a related series of unauthorized international wire transfers by a third party using one of the Bank’s client accounts had been fraudulently perpetrated against the Bank.  The amount of the fraudulent wire transfer activity was approximately $175,000.  An additional $2,000 of legal expense was incurred for a total of $177,000 of fraud expense recorded in the first quarter of 2006.  The Company was insured against these types of illegal activities.  On March 15, 2006, the Company filed an insurance claim and on September 16, 2006 announced the receipt of approximately $125,000 from its insurance company.  The $125,000 was recorded as a fraud loss recovery in the second quarter of 2006, therefore, the Company’s net expense from this event was primarily the $50,000 insurance deductible.  In September 2006, just days before the insurance company paid the insurance claim, the Company was notified that one of the foreign banks used by the perpetrators was still holding $35,000 from February when they were informed of the wire fraud.  The Company was able to work with the foreign bank and retrieve these funds, which reduced the total wire fraud loss from $175,000 to $140,000 and reduced the insurance company’s net payment from $125,000 to $90,000.

Other expense was $1.1 million for the nine months ended September 30, 2006 compared to $1.2 million for the same period in 2005.  For the three months ended September 30, 2006, other expense was $366,000 compared to $371,000 for the same period in 2005.  The reduction for both of these periods was primarily due to management’s continued focus on controlling overhead and not attributed to any individual change or event.

Income Taxes. The effective tax rate during the first nine months of 2006 was 22.7% compared to 24.7% during the same period of 2005 and 25.4% for the year ended December 31, 2005.  The decrease in the effective tax rate during the first nine months of 2006 was the result of lower net income before taxes combined with the benefits from the increase in the tax exempt interest income due to additional purchases of municipal securities, tax exempt non-interest income from bank owned life insurance, and the transfer of most of the investment securities portfolio to the Bank’s Delaware investment subsidiary, reducing the state tax liability from the interest income received at the subsidiary.  The effective tax rate during the third quarter of 2006 was 25.0% compared to 25.0% during the same period of 2005.  Management anticipates that the effective tax rate for the remainder of the year will be approximately the same level as experienced during the first nine months of 2006.

LIQUIDITY

The Company’s liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment or maturities of loans, and securities and net profits.  These monies are used to fund loan requests, meet deposit withdrawals, maintain reserve requirements, and support operations.  Liquidity is primarily achieved through the growth of deposits (both local and out-of-area) and by maintaining liquid assets such as securities available for sale, matured securities, and federal funds sold.  Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that achieves an interest rate risk profile acceptable to management and assists in achieving a desired level of profitability.  An important part of the overall asset and liability management process is providing adequate liquidity.  Liquid assets were $101.6 million at September 30, 2006 compared to $125.4 million at December 31, 2005.

The Company’s liquidity strategy is to fund loan growth with deposits, repurchase agreements, and FHLB advances, and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity.  Deposit and repurchase agreement growth from depositors located in the market area have consistently increased and has been sufficient to meet the loan growth and provide monies for additional investing activities.  Management also obtains certificates of deposit from customers outside of the market area and placed by deposit brokers for a fee, as well as certificates of deposit obtained from the deposit owners directly.  These funds are used to assist in management’s asset liability planning as well as meeting short term funding needs.  As of September 30, 2006, brokered deposits totaled $60.2 million, or 15.4% of combined deposits and repurchase agreements, compared to $40.6 million, or 11.5% of combined deposits and repurchase agreements, as of December 31, 2005.  The weighted average months to maturity of the brokered deposits at September 30, 2006 was 2.8 months.  The acceptance of brokered deposits is expected to be an ongoing activity due to the Company’s planned future growth and management of consistent levels of deposits.

The Bank has the ability to borrow money on a daily basis through correspondent banks via established federal funds purchased lines; however, this is viewed as only a secondary and temporary source of funds.  The average balance of federal funds purchased during the nine months ended September 30, 2006 totaled $6.8 million, compared to a $7.8 million average federal funds purchased during the same period in 2005.

As a member of the FHLB, the Bank has access to the FHLB's borrowing programs.  Based on ownership of FHLB stock and available collateral at September 30, 2006, the Bank could borrow up to approximately $147.0 million.  As of September 30, 2006, $43.0 million in FHLB advances was outstanding.  The availability could continue to increase if the loan and investment portfolios grow in the future.

In addition to typical loan funding and deposit flow, the Company must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit.  As of September 30, 2006, there was a total of $102.8 million in unfunded loan commitments and $4.3 million in unfunded standby letters of credit.  Fluctuations in loan balances and commitment levels are monitored, with such data being used in managing overall liquidity.

CAPITAL RESOURCES

Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth.  Shareholders' equity increased by $2.4 million during the first nine months of 2006, from $28.9 million at December 31, 2005, to $31.3 million at September 30, 2006.  The increase was attributable to the addition of net income of $1.8 million recorded during the first nine months of 2006, $704,000 of proceeds from the exercise and expense of stock options, and a $80,000 non-cash increase in the unrealized loss on available sale securities as defined in SFAS No. 115.  These were offset by the payment of $322,000 in cash dividends to shareholders and the net purchase of $80,000 of stock by the Company.  The decrease in the unrealized loss on the available for sale securities balance was the result of changing interest rates during the first nine months of 2006.  If these securities are held to final maturity they are expected to mature at their par value.

On March 23, 2006, the board of directors of the Company authorized a stock repurchase program for up to 50,000 of its shares that could be repurchased between March 23, 2006 and March 31, 2008.  Management does not anticipate repurchasing shares prior to the effectiveness of the merger transaction with Old National Bancorp, Inc., however, any repurchased shares will be held as treasury shares on the Company financial statements, available to the Company for its use in issuing common stock for the Company’s stock incentive plans, or retired.  At September 30, 2006, a total of 8,100 treasury shares at an average price of $29.85 had been repurchased since the inception of the plan.  5,400 treasury shares were issued for the exercise of employee stock options, leaving a net balance of treasury shares at September 30, 2006 totaling 2,700 with a carrying value of approximately $80,000.

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

 The components of total risk-based capital are Tier 1 capital and Tier 2 capital.  Tier 1 capital is total shareholders’ equity less intangible assets plus qualifying trust preferred securities.  Tier 2 capital is Tier 1 capital plus a portion of the allowance for loan losses.  The allowance for loan losses is includable in Tier 2 capital up to a maximum of 1.25% of risk-weighted assets.  The net unrealized appreciation (depreciation) on securities available for sale, net of tax, is not considered in meeting regulatory capital requirements.  The following table provides the minimum regulatory capital requirements and the actual capital ratios at September 30, 2006:

September 30, 2006	Minimum Required For Capital Adequacy Purposes	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Provisions	Company’s Capital Ratio	Bank’s Capital Ratio
Ratio of Total Capital to Risk Weighted Assets	8.0%	10.0%	12.0%	11.5%
Ratio of Tier 1 Capital to Risk Weighted Assets	4.0%	6.0%	11.0%	10.6%
Ratio of Tier 1 Capital to Average Assets	4.0%	5.0%	8.7%	8.1%

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

Management conducted multiple simulations as of September 30, 2006, during which it was assumed that a parallel, simultaneous, instant, and sustained change in market interest rates occurred.  Results of the simulation suggest that the Company could expect net interest income to increase by approximately $505,000 if interest rates decline by 100 basis points over the next twelve months, and to decrease approximately $537,000 if interest rates increase 100 basis points over the next twelve months, from forecast levels of net interest income absent any changes in rates.  These variances in net interest income were slightly over the Company’s policy parameters established to manage interest rate risk.  Other simulations are run quarterly looking at changes to net interest income given 200 and 300 basis point changes in interest rates.

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

Results of the economic value of equity analysis done as of September 30, 2006, suggest that the Company could expect the value of its equity to decrease 5.77% and 11.91%, if there was an immediate interest rate shift upward of 100 and 200 basis points and to increase 5.14% and 7.91%, if there was an immediate interest rate shift downward of 100 and 200 basis points.  Management believes the different scenarios indicate a financial services organization that has reasonable overall interest rate risk.

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

ITEM 4.

CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, management concluded the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of September 30, 2006.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

As a depository of funds, the Company may occasionally be named as a defendant in lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts.  Such litigation is incidental to the Company’s business.

Item 1A.

Risk Factors

The information contained in the section of this quarterly report on Form 10-Q captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Management of Interest Sensitivity section is incorporated herein by reference.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1 to July 31, 2006	-	-	-	-
August 1 to August 31, 2006	-	-	-	-
September 1 to September 30, 2006	-	-	-	-
Total	-	-	-	41,900

(1)

On March 23, 2006, the board of directors of the Company authorized a stock repurchase program for up to 50,000 of the Company’s shares between March 23, 2006 and March 31, 2008.

Item 3.

Defaults Upon Senior Securities

Not applicable.

Item 4.

Submission Of Matters To A Vote Of Security Holders

None.

Item 5.

Other Information

Not applicable.

Item 6.

Exhibits

(a)

Exhibits

2.1

Agreement and Plan of Reorganization, dated as of October 21, 2006, by and among Old National Bancorp, St. Joseph Capital Corporation and SMS Subsidiary, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K (previously filed as Exhibit 2.1 to the Company’s Form 8-K filed on October 23, 2006 and incorporated by reference herein)

10.1

Voting Agreement, dated as of October 21, 2006, between Old National Bancorp and certain directors of St. Joseph Capital Corporation identified therein (previously filed as Exhibit 2.2 to the Company’s Form 8-K filed on October 23, 2006 and incorporated by reference herein)

10.2

Mutual Termination Agreement, dated as of October 21, 2006, by and between St. Joseph Capital Corporation and John W. Rosenthal, Sr.

10.3

Mutual Termination Agreement, dated as of October 21, 2006, by and between St. Joseph Capital Corporation and Alex Strati

10.4

Mutual Termination Agreement, dated as of October 21, 2006, by and between St. Joseph Capital Corporation and Amy Mauro

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

St. Joseph Capital Corporation

(Registrant)

Date:  November 14, 2006

/s/ John W. Rosenthal

John W. Rosenthal, Sr.

President and Chief Executive Officer

Date:  November 14, 2006

/s/ Mark E. Secor

Mark E. Secor

Chief Financial Officer

Exhibit 10.2

MUTUAL TERMINATION AGREEMENT

This Mutual Termination Agreement ("Termination Agreement") is entered into this 21st day of October, 2006, by and among St. Joseph Capital Corporation, a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Company"), St. Joseph Capital Bank, a wholly-owned subsidiary of St. Joseph Capital Corporation and an existing bank under the Indiana Financial Institutions Act (the "Bank"), Old National Bancorp, a bank holding company under the Bank Holding Company Act of 1956, as amended ("Bancorp"), Old National Bank, a wholly-owned bank subsidiary of Bancorp and a national banking association ("Old National Bank"), and John Rosenthal, the current chief executive officer of both the Company and the Bank (the "Executive").

RECITALS

WHEREAS, the Company and the Executive entered into a certain Employment Agreement, dated as of October 1, 2002, as it may have been amended from time to time ("Employment Agreement");

WHEREAS, the term of said Employment Agreement runs through September 30, 2008, subject to an automatic renewal provision; and

WHEREAS, in light of the anticipated acquisition of all of the common shares of the Company by Bancorp (the "Acquisition") and the anticipated subsequent merger of the Bank into Old National Bank, the parties desire to mutually terminate the Employment Agreement, pursuant to section 9(b) of such Employment Agreement, as set forth herein and conditioned on the closing of the Acquisition.

NOW, THEREFORE, in consideration of the mutual promises herein contained, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

TERMS AND CONDITIONS

1.

Termination of Employment Agreement.  The Bank, the Company and the Executive hereby agree that, unless the Employment Agreement is sooner terminated under the terms of the Employment Agreement, the Executive's employment with the Bank and the Company pursuant to the terms of the Employment Agreement shall cease, and all of the Executive's rights to compensation, payments and/or benefits (except any vested benefits to which the Executive is entitled under any tax-qualified retirement plan sponsored by the Company that is designed to satisfy the requirements of section 401(a) of the Internal Revenue Code of 1986 as amended) under the Employment Agreement shall cease and be of no further force and effect, effective as of the close of business on the date on which the closing of the Acquisition occurs (the "Closing Date") (with the exception of the restrictive covenants contained in Sections 3 and 5 of the Employment Agreement, which covenants shall be enhanced and further developed through the Executive's signing of the Confidentiality, Non-Solicitation and Non-Competition Agreement (attached hereto as Exhibit F)), and subject to the terms and conditions set forth in this Termination Agreement, the Executive's employment with the Bank and the Company, and with Old National Bank and Bancorp, as successors to the Bank and the Company, shall thereafter continue as an at-will employment arrangement and without an employment agreement, except that the Executive's rights and obligations with respect to Bancorp and Old National Bank post-Acquisition shall be governed, in part, by the terms of a severance agreement, a change in control severance agreement and a replacement stock option agreement, each described in more detail herein; provided that, if for any reason the agreement among the Bank, the Company, Bancorp and Old National Bank providing for the Acquisition is terminated without the Acquisition having been completed, then this Termination Agreement shall be deemed null and void and of no further effect, the Employment Agreement shall be immediately reinstated, and no party to this Agreement shall have further obligations or rights hereunder.

2.

Waiver of Accelerated Vesting of Outstanding Company Stock Options.  By signing this Agreement and in consideration for the rights and benefits set forth in Section 3 below, the Executive (a) acknowledges that Exhibit A, attached hereto, represents a complete and accurate listing of all unvested stock options of common stock of the Company held by the Executive that would have otherwise become fully vested and exercisable as a result of the signing of the Acquisition agreement or as of the closing of the Acquisition (the "Unvested Options"), and (b) agrees to waive any and all rights that he may have to accelerated vested and exercisability upon a "change in control" of the Company under the terms of the outstanding stock option agreements granted by the Company and outstanding as of the date of this Agreement.  In exchange for the waiver of the accelerated vesting of such Unvested Options outstanding as of the date hereof, the Executive agrees to accept the substitute option agreement referenced herein and attached as Exhibit D hereto.

3.

Buyout of the Executive's Rights.  In consideration of the Executive's entering into this Termination Agreement and his execution and delivery to Bancorp of the Release and the Confidentiality, Non-Solicitation and Non-Competition Agreement attached hereto and referenced in Section 4 herein, and subject to the conditions set forth in Section 4 below, Bancorp and/or Old National Bank shall pay and provide the following to the Executive, on or after the Closing Date:

(a)

Change in Control Payment. On the eighth day following the Closing Date and provided that the Executive has timely signed and has not revoked the Release referenced in Section 4 below, the Bank shall pay the Executive a lump sum payment equal to $1,133,550.00 ("Change in Control Payment") representing the agreed-up change in control payment due under the Executive's Employment Agreement, as amended, which shall further be reduced by all applicable federal, state and local income and employment taxes, required employee benefit plan deferrals, and other required deductions;

(b)

Severance Agreement.  Old National Bank shall present to the Executive, for his signature as of the Closing Date, the severance agreement ("Severance Agreement") by and between the Executive and Old National Bank in a form substantially identical to the same attached hereto as Exhibit B;

(c)

Change in Control Severance Agreement.  Old National Bank shall present to the Executive, for his signature as of the Closing Date, the change in control severance agreement ("Change in Control Severance Agreement") by and between the Executive and Old National Bank in a form substantially identical to the same attached hereto as Exhibit C; and

(d)

Bancorp Substitute Incentive Stock Option Agreement.  Bancorp shall present to the Executive, for his signature as of the Closing Date, the substitute incentive stock option agreement ("Substitute Incentive Stock Option Agreement") by and between the Executive and Bancorp in a form substantially identical to the same attached hereto as Exhibit D.  As referenced in Exhibit D, the vesting of the option under the Substitute Incentive Stock Option Agreement is contingent upon the Executive acquiring (as of the Closing Date) and holding throughout the vesting period of the options referenced under the Substitute Incentive Stock Option Agreement the number of shares of common stock of Bancorp referenced therein.

4.

Conditions/Limitations on Buyout of the Executive's Rights.  The Change in Control Payment referenced in Section 3(a) above and the offering of each of the agreements referenced in Sections 3(b) through 3(d) above, are conditioned on the occurrence of each of the following conditions and the failure to satisfy any of the following conditions shall result in the breach of the Executive's obligations hereunder:

(a)

The execution of a timely (but in no event later than December 31, 2006) amendment to the Executive's Employment Agreement (and the presentation of such amendment to the general counsel of Bancorp within thirty (30) days prior to the Closing Date), in a manner that satisfies the requirements of section 409A of the Internal Revenue Code of 1986 (as amended) ("Code") and the guidance issued thereunder, that will enable the Executive to receive a payment of the Change in Control Payment as of the date on which all conditions set forth herein have been satisfied to the reasonable satisfaction of Bancorp's Chief Legal Counsel;

(b)

The Executive's valid execution of the Release of All Claims ("Release") (attached hereto as Exhibit E) on the Closing Date and the failure of the Executive to revoke such release within the seven-day period following the execution of the Release; and

(c)

The Executive's execution of the Bancorp's Confidentiality, Non-Solicitation and Non-Competition Agreement (attached hereto as Exhibit F) as the Closing Date.

5.

Counterparts.  This Termination Agreement may be executed simultaneously in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

6.

Governing Law, Jurisdiction, Venue and Waiver of Jury Trial.  To the extent subject to Code Section 409A, this Agreement will be administered to comply with the provisions thereof and the regulations thereunder.  To the extent not inconsistent with the previous sentence, this Agreement shall be governed by and construed in accordance with the laws of the State of Indiana, without reference to the choice of law principles or rules thereof.  The parties hereto irrevocably consent to the jurisdiction and venue of the state court for the State of Indiana located in Evansville, Indiana, or the Federal District Court for the Southern District of Indiana, Evansville Division, located in Vanderburgh County, Indiana, and agree that all actions, proceedings, litigation, disputes, or claims relating to or arising out of this Agreement shall be brought and tried only in such courts.  EACH OF THE PARTIES WAIVES ANY RIGHTS THAT IT MAY HAVE TO BRING A CAUSE OF ACTION IN ANY COURT OR IN ANY PROCEEDING INVOLVING A JURY TO THE MAXIMUM EXTENT PERMITTED BY LAW.

7.

Binding Effect; Assignment.  This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns; provided, however, that neither party hereto may assign this Agreement without the prior written consent of the other party.  Notwithstanding the foregoing, this Agreement may be assigned, without the prior consent of the Executive to a successor of Bancorp or Old National Bank (and the Executive hereby consents to the assignment of the covenants under this Agreement to a purchaser of all or substantially all of the assets of the Company or a transferee, by merger or otherwise, of all or substantially all of the businesses and assets of the Company) and, upon the Executive's death, this Agreement shall inure to the benefit of and be enforceable by the Executive's executors, administrators, representatives, heirs, distributees, devisees, and legatees and all amounts payable hereunder shall be paid to such persons or the estate of the Executive.

8.

Entire Agreement. This Agreement comprises the entire agreement between the parties with respect to the subject matter hereof and supersedes all earlier agreements (whether oral or written) relating to the subject matter hereof.

9.

Waiver; Amendment.  No provision or obligation of this Agreement may be waived or discharged unless such waiver or discharge is agreed to in writing and signed by the parties to be bound.  The waiver by any party hereto of a breach of or noncompliance with any provision of this Agreement shall not operate or be construed as a continuing waiver or a waiver of any other or subsequent breach or noncompliance hereunder.  Except as expressly provided otherwise herein, this Agreement may be amended, modified, or supplemented only by a written agreement executed by parties to be bound thereto.

10.

Severability.  All provisions of this Agreement are severable from one another, and the unenforceability or invalidity of any provision of this Agreement shall not affect the validity or enforceability of the remaining provisions of this Agreement; provided, however, that should any judicial body interpreting this Agreement deem any provision to be unreasonably broad in time, territory, scope, or otherwise, the parties intend for the judicial body, to the greatest extent possible, to reduce the breadth of the provision to the maximum legally allowable parameters rather than deeming such provision totally unenforceable or invalid.

11.

Further Assurances.  Each of the parties hereto shall do, execute, acknowledge, and deliver or cause to be done, executed, acknowledged, and delivered at any time and from time to time upon the request of any other parties hereto, all such further acts, documents, and instruments as may be reasonably required to effect any of the transactions contemplated by this Agreement.

12.

Headings.  The headings in this Agreement have been inserted solely for ease of reference and shall not be considered in the interpretation, construction, or enforcement of this Agreement.

IN WITNESS WHEREOF, the undersigned have executed this Mutual Termination Agreement as of the day and year first above written.

#

ST. JOSEPH CAPITAL CORPORATION

   /s/  Mark E. Secor

Signature

   Mark E. Secor

Printed

   Executive Vice President and

   Chief Financial Officer

Title

   October 21, 2006

Date

ST. JOSEPH CAPITAL BANK

   /s/  Mark E. Secor

Signature

   Mark E. Secor

Printed

   Executive Vice President

Title

   October 21, 2006

Date

OLD NATIONAL BANK

   /s/  Robert G. Jones

Signature

Robert G. Jones

Printed

President & Chief Executive Officer

Title

   10/21/2006

Date

EXECUTIVE

   /s/  John W. Rosenthal, Sr.

Signature

   John W. Rosenthal, Sr.

Printed

   October 21, 2006

 Date

OLD NATIONAL BANCORP

   /s/ Robert G. Jones

Signature

   Robert G. Jones

Printed

President & Chief Executive Officer

Title

   10/21/2006

Date

#

Exhibit 10.3

MUTUAL TERMINATION AGREEMENT

This Mutual Termination Agreement (“Termination Agreement”) is entered into this 21st day of October, 2006, by and among St. Joseph Capital Corporation, a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Company”), St. Joseph Capital Bank, a wholly-owned subsidiary of St. Joseph Capital Corporation and an existing bank under the Indiana Financial Institutions Act (the “Bank”), Old National Bancorp, a bank holding company under the under the Bank Holding Company Act of 1956, as amended (“Bancorp”), Old National Bank, a wholly-owned bank subsidiary of Bancorp and a national banking association (“Old National Bank”), and Alex Strati, a current executive vice president of both the Company and the Bank (the “Executive”).

RECITALS

WHEREAS, the Company and the Executive entered into a certain Employment Agreement, dated as of October 1, 2002, as it may have been amended from time to time (“Employment Agreement”);

WHEREAS, the term of said Employment Agreement runs through September 30, 2007, subject to an automatic renewal provision; and

WHEREAS, in light of the anticipated acquisition of all of the common shares of the Company by Bancorp (the “Acquisition”) and the anticipated subsequent merger of the Bank into Old National Bank, the parties desire to mutually terminate the Employment Agreement, pursuant to section 9(b) of such Employment Agreement, as set forth herein and conditioned on the closing of the Acquisition.

NOW, THEREFORE, in consideration of the mutual promises herein contained, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

TERMS AND CONDITIONS

1.

Termination of Employment Agreement.  The Bank, the Company and the Executive hereby agree that, unless the Employment Agreement is sooner terminated under the terms of the Employment Agreement, the Executive’s employment with the Bank and the Company pursuant to the terms of the Employment Agreement shall cease, and all of the Executive’s rights to compensation, payments and/or benefits (except any vested benefits to which the Executive is entitled under any tax-qualified retirement plan sponsored by the Company that is designed to satisfy the requirements of section 401(a) of the Internal Revenue Code of 1986 as amended) within under the Employment Agreement shall cease and be of no further force and effect, effective as of the close of business on the date on which the closing of the Acquisition occurs (the “Closing Date”), and subject to the terms and conditions set forth in this Termination Agreement, the Executive’s employment with the Bank and the Company, and with Old National Bank and Bancorp, as successors to the Bank and the Company, shall thereafter continue as an at-will employment arrangement and without an employment agreement, except that the Executive’s rights and obligations with respect to Bancorp and Old National Bank post-Acquisition shall be governed, in part, by the terms of a change in control severance agreement, a restricted stock agreement, and a replacement stock option agreement, each described in more detail herein; provided that, if for any reason the agreement among the Bank, the Company, Bancorp and Old National Bank providing for the Acquisition is terminated without the Acquisition having been completed, then this Termination Agreement shall be deemed null and void and of no further effect, the Employment Agreement shall be immediately reinstated, and no party to this Agreement shall have further obligations or rights hereunder.

2.

Waiver of Change in Control Payment.  By this Agreement and in consideration for the benefits and agreements referenced herein, Executive hereby forever waives any and all rights to any change in control payments or any other benefits referenced in his current Employment Agreement and regardless of whether he later terminates employment with the Company, the Bank, Bancorp or Old National Bank.

3.

Buyout of the Executive’s Rights.  In consideration of the Executive’s entering into this Termination Agreement and his execution and delivery to Bancorp of the Release and the Confidentiality, Non-Solicitation and Non-Competition Agreement attached hereto and referenced in Section 4 herein, and subject to the conditions set forth in Section 4 below, Bancorp and/or Old National Bank shall provide the following to the Executive, on or after the Closing Date:

(a)

Change in Control Severance Agreement.  Old National Bank shall present to the Executive, for his signature as of the Closing Date, the change in control severance agreement (“Change in Control Severance Agreement”) by and between the Executive and Old National Bank in a form substantially identical to the same attached hereto as Exhibit A;

(b)

Bancorp Substitute Incentive Stock Option Agreement.  Bancorp shall present to the Executive, for his signature as of the Closing Date, the substitute incentive stock option agreement (“Substitute Incentive Stock Option Agreement”) by and between the Executive and Bancorp in a form substantially identical to the same attached hereto as Exhibit B, which options shall be fully vested and exercisable at all times after the Closing Date; and

(c)

Bancorp Restricted Stock Agreement.  Bancorp shall present to the Executive, for his signature as of the Closing Date, a restricted stock agreement (“Restricted Stock Agreement”) by and between the Executive and Bancorp in a form substantially identical to the same attached hereto as Exhibit C.  As referenced in Exhibit C, the restricted period provides for no lapse of the restrictions until the third anniversary of the Closing Date and is further contingent upon the Executive acquiring (as of the Closing Date) and holding throughout the vesting period of the restricted shares referenced under the Restricted Stock Agreement, the number of shares of common stock of Bancorp referenced therein.

(d)

Stay Bonus.  On the eighth day following the Closing Date and provided that the Executive has timely signed and has not revoked the Release referenced in Section 4 below, the Executive shall be entitled to a stay bonus equal to $25,000, less all applicable income and employment taxes and other required deductions.  In addition, provided that the Executive remains employed with Old National Bank as of the first anniversary of the Closing Date or has been terminated by Old National Bank prior to such date for any reason other than “Cause” (as defined in the Executive’s Change in Control Severance Agreement with Old National Bank of even date herewith), Executive shall be entitled to a second stay bonus equal to $25,000, less all applicable income and employment taxes and other required deductions, payable within fifteen (15) business following the first anniversary of the Closing Date.

4.

Conditions/Limitations on Buyout of the Executive’s Rights.  The agreements referenced in Sections 3(a) through 3(d) above, are conditioned on the occurrence of each of the following conditions, and the failure to satisfy any of the following conditions shall result in the breach of the Executive’s obligations hereunder:

(a)

The Executive’s valid execution of the Release of All Claims (“Release”) (attached hereto as Exhibit D) on the Closing Date and the failure of the Executive to revoke such release within the seven-day period following the execution of the Release; and

(b)

The Executive’s execution of the Bancorp’s Confidentiality, Non-Solicitation and Non-Competition Agreement (attached hereto as Exhibit E) as the Closing Date.

5.

Counterparts.  This Termination Agreement may be executed simultaneously in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

6.

Governing Law, Jurisdiction, Venue and Waiver of Jury Trial.  To the extent subject to Code Section 409A, this Agreement will be administered to comply with the provisions thereof and the regulations thereunder.  To the extent not inconsistent with the previous sentence, this Agreement shall be governed by and construed in accordance with the laws of the State of Indiana, without reference to the choice of law principles or rules thereof.  The parties hereto irrevocably consent to the jurisdiction and venue of the state court for the State of Indiana located in Evansville, Indiana, or the Federal District Court for the Southern District of Indiana, Evansville Division, located in Vanderburgh County, Indiana, and agree that all actions, proceedings, litigation, disputes, or claims relating to or arising out of this Agreement shall be brought and tried only in such courts.  EACH OF THE PARTIES WAIVES ANY RIGHTS THAT IT MAY HAVE TO BRING A CAUSE OF ACTION IN ANY COURT OR IN ANY PROCEEDING INVOLVING A JURY TO THE MAXIMUM EXTENT PERMITTED BY LAW.

7.

Binding Effect; Assignment.  This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns; provided, however, that neither party hereto may assign this Agreement without the prior written consent of the other party.  Notwithstanding the foregoing, this Agreement may be assigned, without the prior consent of the Executive to a successor of Bancorp or Old National Bank (and the Executive hereby consents to the assignment of the covenants under this Agreement to a purchaser of all or substantially all of the assets of the Company or a transferee, by merger or otherwise, of all or substantially all of the businesses and assets of the Company) and, upon the Executive’s death, this Agreement shall inure to the benefit of and be enforceable by the Executive’s executors, administrators, representatives, heirs, �istributes, devisees, and legatees and all amounts payable hereunder shall be paid to such persons or the estate of the Executive.

8.

Entire Agreement. This Agreement comprises the entire agreement between the parties with respect to the subject matter hereof and supersedes all earlier agreements (whether oral or written) relating to the subject matter hereof.

9.

Waiver; Amendment.  No provision or obligation of this Agreement may be waived or discharged unless such waiver or discharge is agreed to in writing and signed by the parties to be bound.  The waiver by any party hereto of a breach of or noncompliance with any provision of this Agreement shall not operate or be construed as a continuing waiver or a waiver of any other or subsequent breach or noncompliance hereunder.  Except as expressly provided otherwise herein, this Agreement may be amended, modified, or supplemented only by a written agreement executed by parties to be bound thereto.

10.

Severability.  All provisions of this Agreement are severable from one another, and the unenforceability or invalidity of any provision of this Agreement shall not affect the validity or enforceability of the remaining provisions of this Agreement; provided, however, that should any judicial body interpreting this Agreement deem any provision to be unreasonably broad in time, territory, scope, or otherwise, the parties intend for the judicial body, to the greatest extent possible, to reduce the breadth of the provision to the maximum legally allowable parameters rather than deeming such provision totally unenforceable or invalid.

11.

Further Assurances.  Each of the parties hereto shall do, execute, acknowledge, and deliver or cause to be done, executed, acknowledged, and delivered at any time and from time to time upon the request of any other parties hereto, all such further acts, documents, and instruments as may be reasonably required to effect any of the transactions contemplated by this Agreement.

12.

Headings.  The headings in this Agreement have been inserted solely for ease of reference and shall not be considered in the interpretation, construction, or enforcement of this Agreement.

#

IN WITNESS WHEREOF, the undersigned have executed this Mutual Termination Agreement as of the day and year first above written.

#

ST. JOSEPH CAPITAL CORPORATION

   /s/  Mark E. Secor

Signature

   Mark E. Secor

Printed

   Executive Vice President and

   Chief Financial Officer

Title

   October 21, 2006

Date

ST. JOSEPH CAPITAL BANK

   /s/  Mark E. Secor

Signature

   Mark E. Secor

Printed

   Executive Vice President

Title

   October 21, 2006

Date

OLD NATIONAL BANK

   /s/  Robert G. Jones

Signature

Robert G. Jones

Printed

President & Chief Executive Officer

Title

   10/21/2006

Date

EXECUTIVE

   /s/  Alex Strati

Signature

   Alex Strati

Printed

   October 21, 2006

 Date

OLD NATIONAL BANCORP

   /s/ Robert G. Jones

Signature

   Robert G. Jones

Printed

President & Chief Executive Officer

Title

   10/21/2006

Date

#

Exhibit 10.4

MUTUAL TERMINATION AGREEMENT

This Mutual Termination Agreement ("Termination Agreement") is entered into this 21st day of October, 2006, by and among St. Joseph Capital Corporation, a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Company"), St. Joseph Capital Bank, a wholly-owned subsidiary of St. Joseph Capital Corporation and an existing bank under the Indiana Financial Institutions Act (the "Bank"), Old National Bancorp, a bank holding company under the under the Bank Holding Company Act of 1956, as amended ("Bancorp"), Old National Bank, a wholly-owned bank subsidiary of Bancorp and a national banking association ("Old National Bank"), and Amy Mauro, a current executive vice president of both the Company and the Bank (the "Executive").

RECITALS

WHEREAS, the Company and the Executive entered into a certain Employment Agreement, dated as of August 6, 2006, as it may have been amended from time to time ("Employment Agreement");

WHEREAS, the term of said Employment Agreement runs through August 5, 2007, subject to an automatic renewal provision; and

WHEREAS, in light of the anticipated acquisition of all of the common shares of the Company by Bancorp (the "Acquisition") and the anticipated subsequent merger of the Bank into Old National Bank, the parties desire to mutually terminate the Employment Agreement, pursuant to section 9(b) of such Employment Agreement, as set forth herein and conditioned on the closing of the Acquisition.

NOW, THEREFORE, in consideration of the mutual promises herein contained, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

TERMS AND CONDITIONS

1.

Termination of Employment Agreement.  The Bank, the Company and the Executive hereby agree that, unless the Employment Agreement is sooner terminated under the terms of the Employment Agreement, the Executive's employment with the Bank and the Company pursuant to the terms of the Employment Agreement shall cease, and all of the Executive's rights to compensation, payments and/or benefits (except any vested benefits to which the Executive is entitled under any tax-qualified retirement plan sponsored by the Company that is designed to satisfy the requirements of section 401(a) of the Internal Revenue Code of 1986 as amended) within under the Employment Agreement shall cease and be of no further force and effect, effective as of the close of business on the date on which the closing of the Acquisition occurs (the "Closing Date"), and subject to the terms and conditions set forth in this Termination Agreement, the Executive's employment with the Bank and the Company, and with Old National Bank and Bancorp, as successors to the Bank and the Company, shall thereafter continue as an at-will employment arrangement and without an employment agreement, except that the Executive's rights and obligations with respect to Bancorp and Old National Bank post-Acquisition shall be governed, in part, by the terms of a change in control severance agreement, a restricted stock agreement, and a replacement stock option agreement, each described in more detail herein; provided that, if for any reason the agreement among the Bank, the Company, Bancorp and Old National Bank providing for the Acquisition is terminated without the Acquisition having been completed, then this Termination Agreement shall be deemed null and void and of no further effect, the Employment Agreement shall be immediately reinstated, and no party to this Agreement shall have further obligations or rights hereunder.

2.

Waiver of Change in Control Payment.  By this Agreement and in consideration for the benefits and agreements referenced herein, Executive hereby forever waives any and all rights to any change in control payments or any other benefits referenced in her current Employment Agreement and regardless of whether she later terminates employment with the Company, the Bank, Bancorp or Old National Bank.

3.

Buyout of the Executive's Rights.  In consideration of the Executive's entering into this Termination Agreement and her execution and delivery to Bancorp of the Release and the Confidentiality, Non-Solicitation and Non-Competition Agreement attached hereto and referenced in Section 4 herein, and subject to the conditions set forth in Section 4 below, Bancorp and/or Old National Bank shall provide the following to the Executive, on or after the Closing Date:

(a)

Change in Control Severance Agreement.  Old National Bank shall present to the Executive, for her signature as of the Closing Date, the change in control severance agreement ("Change in Control Severance Agreement") by and between the Executive and Old National Bank in a form substantially identical to the same attached hereto as Exhibit A;

(b)

Bancorp Substitute Incentive Stock Option Agreement.  Bancorp shall present to the Executive, for her signature as of the Closing Date, the substitute incentive stock option agreement ("Substitute Incentive Stock Option Agreement") by and between the Executive and Bancorp in a form substantially identical to the same attached hereto as Exhibit B, which options shall be fully vested and exercisable at all times after the Closing Date; and

(c)

Bancorp Restricted Stock Agreement.  Bancorp shall present to the Executive, for her signature as of the Closing Date, a restricted stock agreement ("Restricted Stock Agreement") by and between the Executive and Bancorp in a form substantially identical to the same attached hereto as Exhibit C.  As referenced in Exhibit C, the restricted period provides for no lapse of the restrictions until the third anniversary of the Closing Date and is further contingent upon the Executive acquiring (as of the Closing Date) and holding throughout the vesting period of the restricted shares referenced under the Restricted Stock Agreement, the number of shares of common stock of Bancorp referenced therein.

(d)

Stay Bonus.  On the eighth day following the Closing Date and provided that the Executive has timely signed and has not revoked the Release referenced in Section 4 below, the Executive shall be entitled to a stay bonus equal to $25,000, less all applicable income and employment taxes and other required deductions.  In addition, provided that the Executive remains employed with Old National Bank as of the first anniversary of the Closing Date or has been terminated by Old National Bank prior to such date for any reason other than "Cause" (as defined in the Executive's Change in Control Severance Agreement with Old National Bank of even date herewith), Executive shall be entitled to a second stay bonus equal to $25,000, less all applicable income and employment taxes and other required deductions, payable within fifteen (15) business following the first anniversary of the Closing Date.

4.

Conditions/Limitations on Buyout of the Executive's Rights.  The agreements referenced in Sections 3(a) through 3(d) above, are conditioned on the occurrence of each of the following conditions, and the failure to satisfy any of the following conditions shall result in the breach of the Executive's obligations hereunder:

(a)

The Executive's valid execution of the Release of All Claims ("Release") (attached hereto as Exhibit D) on the Closing Date and the failure of the Executive to revoke such release within the seven-day period following the execution of the Release; and

(b)

The Executive's execution of the Bancorp's Confidentiality, Non-Solicitation and Non-Competition Agreement (attached hereto as Exhibit E) as the Closing Date.

5.

Counterparts.  This Termination Agreement may be executed simultaneously in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

6.

Governing Law, Jurisdiction, Venue and Waiver of Jury Trial.  To the extent subject to Code Section 409A, this Agreement will be administered to comply with the provisions thereof and the regulations thereunder.  To the extent not inconsistent with the previous sentence, this Agreement shall be governed by and construed in accordance with the laws of the State of Indiana, without reference to the choice of law principles or rules thereof.  The parties hereto irrevocably consent to the jurisdiction and venue of the state court for the State of Indiana located in Evansville, Indiana, or the Federal District Court for the Southern District of Indiana, Evansville Division, located in Vanderburgh County, Indiana, and agree that all actions, proceedings, litigation, disputes, or claims relating to or arising out of this Agreement shall be brought and tried only in such courts.  EACH OF THE PARTIES WAIVES ANY RIGHTS THAT IT MAY HAVE TO BRING A CAUSE OF ACTION IN ANY COURT OR IN ANY PROCEEDING INVOLVING A JURY TO THE MAXIMUM EXTENT PERMITTED BY LAW.

7.

Binding Effect; Assignment.  This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns; provided, however, that neither party hereto may assign this Agreement without the prior written consent of the other party.  Notwithstanding the foregoing, this Agreement may be assigned, without the prior consent of the Executive to a successor of Bancorp or Old National Bank (and the Executive hereby consents to the assignment of the covenants under this Agreement to a purchaser of all or substantially all of the assets of the Company or a transferee, by merger or otherwise, of all or substantially all of the businesses and assets of the Company) and, upon the Executive's death, this Agreement shall inure to the benefit of and be enforceable by the Executive's executors, administrators, representatives, heirs, distributees, devisees, and legatees and all amounts payable hereunder shall be paid to such persons or the estate of the Executive.

8.

Entire Agreement. This Agreement comprises the entire agreement between the parties with respect to the subject matter hereof and supersedes all earlier agreements (whether oral or written) relating to the subject matter hereof.

9.

Waiver; Amendment.  No provision or obligation of this Agreement may be waived or discharged unless such waiver or discharge is agreed to in writing and signed by the parties to be bound.  The waiver by any party hereto of a breach of or noncompliance with any provision of this Agreement shall not operate or be construed as a continuing waiver or a waiver of any other or subsequent breach or noncompliance hereunder.  Except as expressly provided otherwise herein, this Agreement may be amended, modified, or supplemented only by a written agreement executed by parties to be bound thereto.

10.

Severability.  All provisions of this Agreement are severable from one another, and the unenforceability or invalidity of any provision of this Agreement shall not affect the validity or enforceability of the remaining provisions of this Agreement; provided, however, that should any judicial body interpreting this Agreement deem any provision to be unreasonably broad in time, territory, scope, or otherwise, the parties intend for the judicial body, to the greatest extent possible, to reduce the breadth of the provision to the maximum legally allowable parameters rather than deeming such provision totally unenforceable or invalid.

11.

Further Assurances.  Each of the parties hereto shall do, execute, acknowledge, and deliver or cause to be done, executed, acknowledged, and delivered at any time and from time to time upon the request of any other parties hereto, all such further acts, documents, and instruments as may be reasonably required to effect any of the transactions contemplated by this Agreement.

12.

Headings.  The headings in this Agreement have been inserted solely for ease of reference and shall not be considered in the interpretation, construction, or enforcement of this Agreement.

#

IN WITNESS WHEREOF, the undersigned have executed this Mutual Termination Agreement as of the day and year first above written.

#

ST. JOSEPH CAPITAL CORPORATION

   /s/  Mark E. Secor

Signature

   Mark E. Secor

Printed

   Executive Vice President and

   Chief Financial Officer

Title

   October 21, 2006

Date

ST. JOSEPH CAPITAL BANK

   /s/  Mark E. Secor

Signature

   Mark E. Secor

Printed

   Executive Vice President

Title

   October 21, 2006

Date

OLD NATIONAL BANK

   /s/  Robert G. Jones

Signature

Robert G. Jones

Printed

President & Chief Executive Officer

Title

   10/21/2006

Date

EXECUTIVE

   /s/  Amy Kuhar Mauro

Signature

   Amy Kuhar Mauro

Printed

   October 21, 2006

 Date

OLD NATIONAL BANCORP

   /s/ Robert G. Jones

Signature

   Robert G. Jones

Printed

President & Chief Executive Officer

Title

   10/21/2006

Date

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

November 14, 2006

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

November 14, 2006

/s/ Mark E. Secor

Mark E. Secor

Chief Financial Officer

#

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of St. Joseph Capital Corporation (the “Company”) on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John W. Rosenthal, Sr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John W. Rosenthal

John W. Rosenthal, Sr.

Chief Executive Officer

November 14, 2006

#

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of St. Joseph Capital Corporation (the “Company”) on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Mark E. Secor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Mark E. Secor

Mark E. Secor

Chief Financial Officer

November 14, 2006

#